Form 10-Q
period 1997-03-31
COMPLETE BUSINESS SOLUTIONS INC
filed 1997-05-13
CIK 1028461

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to

                        Commission file number: 0-22141
                       COMPLETE BUSINESS SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    MICHIGAN
                        (State or Other Jurisdiction of
                         Incorporation or Organization)
                                   38-2606945
                                 (IRS Employer
                              Identification No.)

                          32605 WEST TWELVE MILE ROAD
                                   SUITE 250
                        FARMINGTON HILLS, MICHIGAN 48334
             (Address of Principal Executive Offices and Zip Code)

       Registrant's telephone number, including area code: (248) 488-2088

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        NO PAR VALUE                                9,300,000
    (Class of Common Stock)              (Outstanding as of May 13, 1997)

================================================================================

                       COMPLETE BUSINESS SOLUTIONS, INC.

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements........................................      3
           Consolidated Statements of Income...........................      3
           Condensed Consolidated Balance Sheets.......................      4
           Condensed Consolidated Statements of Cash Flows.............      5
           Notes to Condensed Consolidated Financial Statements........      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      9
PART II.   OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................     11

SIGNATURES.............................................................     12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                               1997            1996
                                                              -------         -------
Revenues....................................................  $24,275         $19,128
Cost of revenues:
  Salaries, wages and employee benefits.....................   14,716          12,536
  Contractual services......................................    1,768             719
  Project travel and relocation.............................    1,070             696
  Depreciation and amortization.............................      364             333
                                                              -------         -------
          Total cost of revenues............................   17,918          14,284
                                                              -------         -------
          Gross profit......................................    6,357           4,844
Selling, general and administrative expenses................    4,576           3,613
                                                              -------         -------
          Income from operations............................    1,781           1,231
Interest expense (income)...................................      (65)            141
                                                              -------         -------
          Income before provision for income taxes and
            minority interest...............................    1,846           1,090
Provision for income taxes..................................    1,135              17
Minority interest...........................................       82              35
                                                              -------         -------
          Net income........................................  $   629         $ 1,038
                                                              =======         =======

                                                               PRO FORMA INFORMATION
                                                                    (UNAUDITED)
                                                              -----------------------
Net income as reported......................................  $   629         $ 1,038
Pro forma adjustment to provision for income taxes..........     (560)            358
                                                              -------         -------
Pro forma net income........................................  $ 1,189         $   680
                                                              =======         =======
Pro forma net income per common share.......................  $   .15         $   .09
                                                              =======         =======
Weighted average shares outstanding.........................    7,812           7,524
                                                              =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 MARCH 31,      DECEMBER 31,
                                                                    1997            1996
                                                                ------------    ------------
                                                                (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $18,218         $ 3,382
  Accounts receivable, net..................................       18,164          20,741
  Prepaid expenses and other................................          962           1,136
                                                                  -------         -------
     Total current assets...................................       37,344          25,259
                                                                  -------         -------
Property and equipment, net.................................        5,087           5,167
Goodwill, net...............................................        2,919              --
Other assets................................................          687             832
                                                                  -------         -------
     Total assets...........................................      $46,037         $31,258
                                                                  =======         =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $ 3,027         $ 2,304
  Accrued payroll and related costs.........................        4,622           4,907
  Revolving credit facility.................................           --           5,400
  Distribution and loan payable to shareholders.............        1,256              --
  Current portion of deferred revenue.......................        1,058           1,124
  Current portion of long-term debt.........................           --             486
  Other accrued liabilities.................................        1,698             961
                                                                  -------         -------
     Total current liabilities..............................       11,661          15,182
                                                                  -------         -------
Deferred revenue, less current portion......................          289             317
Long-term debt, less current portion........................           --             305
Deferred taxes..............................................          300              --
Minority interest...........................................           --           1,503
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized, none issued................................           --              --
  Common stock, no par value, 30,000,000 shares authorized,
     9,300,000 and 6,447,368 shares issued and outstanding
     as of March 31, 1997 and December 31, 1996,
     respectively...........................................           --              --
  Additional paid-in capital................................       35,902           3,226
  Retained earnings.........................................          286          13,049
  Stock subscriptions receivable............................       (2,125)         (2,125)
  Cumulative translation adjustment.........................         (276)           (199)
                                                                  -------         -------
     Total shareholders' equity.............................       33,787          13,951
                                                                  -------         -------
     Total liabilities and shareholders' equity.............      $46,037         $31,258
                                                                  =======         =======

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                -----------------
                                                                 1997       1996
                                                                -------    ------
Net income..................................................    $   629    $1,038
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................        601       520
  Provision for doubtful accounts...........................         72        30
  Minority interest.........................................         82        35
  Change in assets and liabilities --
     Accounts receivable....................................      2,505      (839)
     Prepaid expenses and other.............................        174       (63)
     Other assets...........................................          5       (71)
     Accounts payable.......................................        723      (243)
     Accrued payroll and related costs and other
      liabilities...........................................        507       242
     Deferred revenue.......................................        (94)       (1)
     Deferred taxes.........................................        300        --
                                                                -------    ------
       Net cash provided by operating activities............      5,504       648
                                                                -------    ------
Cash flows from investing activities:
  Investment in computer software...........................         --      (195)
  Purchases of property and equipment.......................       (369)     (550)
                                                                -------    ------
       Net cash used in investing activities................       (369)     (745)
                                                                -------    ------
Cash flows from financing activities:
  Net payments on revolving credit facility.................     (5,400)      (50)
  Payments on long-term debt................................       (791)     (165)
  Net proceeds from issuance of common stock................     23,892        --
  S Corporation distribution................................     (8,000)       --
                                                                -------    ------
       Net cash provided by (used in) financing
        activities..........................................      9,701      (215)
                                                                -------    ------
Effect of exchange rate changes on cash.....................         --         2
                                                                -------    ------
Increase (decrease) in cash and cash equivalents............     14,836      (310)
                                                                -------    ------
Cash and cash equivalents at beginning of period............      3,382       830
                                                                -------    ------
Cash and cash equivalents at end of period..................    $18,218    $  520
                                                                =======    ======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $    46    $  136
     Income Taxes...........................................    $   459    $   --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. (the Company) as of March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 for the year ended December 31, 1996.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 1997.

     Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

NOTE (2) PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     As of December 31, 1996, the Company owned 72% of CBS Complete Business Solutions (Mauritius) Limited (CBS Mauritius) and an unrelated entity owned the remaining 28%. CBS Mauritius owns 100% of Complete Business Solutions (India) Private Limited (CBS India). As authorized in the CBS Mauritius Shareholders Agreement and in connection with the initial offering of the Company's common stock, the 28% shareholder of CBS Mauritius converted its ownership interest in CBS Mauritius into 552,632 shares of the Company's common stock. The acquisition of the minority shares was accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill of approximately $2,931 in the condensed consolidated balance sheets. The impact of this transaction on prior years was not significant, therefore pro forma information has not been provided.

NOTE (3) COMMON STOCK OFFERING

     In March 1997, the Company completed an initial public offering of 2,500,000 shares of its common stock at a price of $12.00 per share. The offering consisted of 2,300,000 shares of newly issued common stock and 200,000 shares sold by a selling shareholder. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from the offering were approximately $23,892.

NOTE (4) INCOME TAXES

     Prior to March 4, 1997, the shareholders of the Company had elected, under the provisions of Subchapter S of the United States Internal Revenue Code, to have income and related tax benefits of the Company included in the taxable income of the shareholders. As a result, no provision for U.S. federal or state income taxes has been included in the historical consolidated statements of income prior to March 4, 1997.

     On March 4, 1997, in connection with the common stock offering discussed in
Note 3, the shareholders and the Company revoked the Subchapter S election, thereby subjecting future income of the Company to federal and state income taxes at the corporate level. Accordingly, the application of the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $920 during the three month period ending March 31, 1997.

     Subsequent to March 4, 1997, the Company has provided federal and state income taxes in the consolidated statements of income based on the effective tax rate. The unaudited pro forma net income in the consolidated statements of income have been presented after a pro forma adjustment to provision for income taxes to reflect net income as if the Subchapter S election had been revoked prior to January 1, 1996.

     CBS Mauritius is incorporated in Mauritius and is not subject to income taxes. CBS India is an Indian corporation subject to income taxes and receives exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. CBS-India is subject to a minimum alternative tax with an effective rate of approximately 13% of CBS India's income. This tax provision has been included in the consolidated statements of income as part of the provision for income taxes. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

NOTE (5) EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued in February 1997. The Company will be required to adopt the new standard for the year and the quarter ended December 31, 1997. Early adoption of this standard is not permitted. The primary requirements of this standard are; the replacement of primary earnings per share with basic earnings per share which eliminates the dilutive effect of options and warrants; use of average share price in applying the treasury method to compute dilution for options and warrants for diluted earnings per share; and a disclosure reconciling the numerator and denominator of earnings per share calculations. The effect of this accounting change on pro forma net income per share is as follows:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                1997       1996
                                                                ----       ----
Per share amounts --
Pro forma net income per common share as reported...........    $.15       $.09
Effect of SFAS No. 128......................................     .01        .01
                                                                ----       ----
Pro forma basic net income per common share.................    $.16       $.10
                                                                ====       ====
Pro forma diluted net income per common share...............    $.15       $.09
                                                                ====       ====

NOTE (6) LEGAL PROCEEDINGS

     As previously reported, the Company received a third-party complaint filed against it and other parties on February 3, 1997, by Network Six, Inc. ("NSI") in the Circuit Court of the First Circuit for the State of Hawaii. The third-party claims are asserted in an action that the State of Hawaii has brought against NSI. The Company has also received an answer and counterclaim, dated January 31, 1997 served by NSI in an action brought by the Company against NSI in the Superior Court of the State of Rhode Island. The Company acted as a subcontractor to NSI in connection with the development of software for the State of Hawaii. Additionally, NSI and the Company were parties to a letter of intent, now terminated, for the purpose of exploring a business combination or merger. The Company's suit against NSI in Rhode Island, as well as the State of Hawaii's suit against NSI in Hawaii, arose from the Hawaii software project.

     The allegations of NSI's third-party complaint in the Hawaii action and NSI's counterclaim in the Rhode Island action are substantially identical. NSI alleges that the Company wrongfully used information gained in connection with the letter of intent to attempt to gain control of the State of Hawaii project, interfered with NSI's relationship with the State of Hawaii, employed or solicited the employment of NSI employees in violation of contract, and otherwise breached contractual or other obligations to NSI. NSI seeks damages of $481 from the Company for services and personnel allegedly provided it to NSI, damages of $60,000 predicated on a decline in the market value of NSI's publicly-traded stock, and other unspecified losses.

     The Company believes that it has not breached any contractual or other obligation to NSI as alleged either in the third-party complaint or the counterclaim, and that it possesses meritorious defenses or set-offs to all of NSI's claims. The Company does not believe that NSI's actions will result in material liability to it, or that they will have a material adverse effect on its financial condition, or operations, and intends to vigorously contest the claims asserted in both actions.

     The Company is also, from time to time, a party to ordinary, routine litigation incidental to the Company's business. The Company does not believe that the ultimate resolution of any other existing matter will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1 for the year ended December 31, 1996.

RESULTS OF OPERATIONS

Revenues

     The Company's revenues increased approximately 27% to $24.3 million for the three month period ending March 31, 1997 from $19.1 million for the same period in 1996. This growth in revenues is primarily attributable to an approximate 13% increase in the Company's IT professional staff from March 31, 1996 to March 31, 1997, an approximate 9% increase in average U.S. billing rates, further expansion of the Company's international operations, and additional services provided to existing clients. Revenues from the Company's international operations increased approximately 31% to $1.7 million for the three month period ending March 31, 1997 from $1.3 million for the same period in 1996. Revenues for the three month period ending March 31, 1997 from existing clients increased $1.9 million over revenues from those clients during the same period in 1996.

Gross Profit

     Gross profit increased approximately 31% to $6.4 million for the three month period ending March 31, 1997 from $4.8 million for the same period in 1996. This increase is primarily attributable to the increases in the Company's IT professional staff and average U.S. billing rates, as well as the expansion of the Company's international operations. Gross profit as a percentage of revenues increased to approximately 26% for the three month period ending March 31, 1997 from approximately 25% for the same period in 1996. This increase is due primarily to the Company's continued strategic shift of its business toward higher margin service offerings, offset slightly by increased costs related to the Company's expansion of training and development of its IT professional staff. For the three month period ending March 31, 1997, approximately 25% of revenues were generated from contract programming services, as compared with approximately 40% for the same period in 1996. Gross profit for contract programming services and other service offerings was approximately 22% and 27%, respectively, for the three month period ending March 31, 1997.

Selling, General and Administrative

     Selling, general and administrative expenses increased approximately 27% to $4.6 million for the three month period ending March 31, 1997 from $3.6 million for the same period in 1996. This increase resulted from the continued expansion of the Company's direct selling and marketing effort, further enhancement of the infrastructure, and other general overhead cost increases necessary to support the Company's continued revenue growth. As a percentage of revenues, selling, general and administrative expenses represented 19% in both the three month periods ending March 31, 1997 and 1996.

Other Expense (Income)

     Other expense (income) represents interest earned on short term investments, net of interest expense on borrowings. The decrease in other expense to $(65) thousand for the three month period ending March 31, 1997 from $141 thousand for the same period in 1996 is primarily due to reduced interest expense resulting from the repayment of outstanding debt during the first quarter of 1997, and interest earned on investment of proceeds from the Company's initial public offering of common stock in March 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generally funded its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under the Company's revolving credit facility with a commercial bank. The Company's cash provided by operations was $5.5 million and $.6 million for the three month periods ending March 31, 1997 and 1996, respectively. The increase in cash provided by operations is primarily attributable to a reduction in the accounts receivable days sales outstanding during the three months ending March 31, 1997 as compared to the same period in 1996.

     The principal use of cash for investing activities during the three month periods ending March 31, 1997 and 1996 was for the purchase of equipment, software and property primarily related to the development and enhancement of the Company's software development and training centers.

     Historically, borrowings and repayments under the Company's revolving credit facility represented the most significant components of cash provided or used by financing activities. However, net cash provided by financing activities increased to $9.7 million during the three month period ending March 31, 1997 primarily due the Company realizing net proceeds of approximately $23.9 million from the initial public offering of its common stock in March 1997. In connection with the termination of the Company's S corporation status, the Company made a $8 million partial distribution of its previously undistributed S corporation earnings in March 1997.

     Under an arrangement with a commercial bank, the Company may borrow an amount not to exceed the lessor of $16 million or 80% of trade accounts receivable less than 90 days outstanding with interest at the bank's prime interest rate or Eurodollar rate. At March 31, 1997, the permitted borrowings under this facility were approximately $14.2 million. The borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable of the Company. As of March 31, 1997, there were no borrowings outstanding under this facility. The Company also has a working capital facility aggregating $3 million with the bank with interest at the bank's prime interest rate. The borrowings under this facility are short-term, payable on demand and are secured by all assets of the Company. There have been no borrowings under this facility. In addition, the Company has an equipment line of credit aggregating $2 million with the bank with interest at the bank's prime interest rate. The borrowings under this facility are short-term, payable on demand and secured by all assets of the Company. There have been no borrowings under this facility. In recent years, the Company executed several short-term notes with the bank to finance the purchase of equipment and software. During the three month period ending March 31, 1997, the balances outstanding on these notes were repaid.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    NUMBER                             EXHIBIT
    ------                             -------
     (11)    Computation of Earnings per share
     (27)    Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMPLETE BUSINESS SOLUTIONS, INC.

                                          By:    /s/ RAJENDRA B. VATTIKUTI
                                          ------------------------------------
                                                   Rajendra B. Vattikuti
                                               President and Chief Executive
                                                           Officer

                                              *
                                            ------------------------------------
                                                       Timothy Manney
                                            Executive Vice President of Finance
                                                             and
                                               Administration, Treasurer and
                                                           Director

Dated: May 13, 1997

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
  11          Computation of Earnings per share
  27          Financial Data Schedule