Form 10-Q
period 1997-06-30
COMPLETE BUSINESS SOLUTIONS INC
filed 1997-08-04
CIK 1028461

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  NO PAR VALUE
                            (Class of Common Stock)
                                   9,300,000
                       (Outstanding as of August 4, 1997)

================================================================================

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements........................................      3
           Condensed Consolidated Statements of Income.................      3
           Condensed Consolidated Balance Sheets.......................      4
           Condensed Consolidated Statements of Shareholders' Equity...      5
           Condensed Consolidated Statements of Cash Flows.............      6
           Notes to Condensed Consolidated Financial Statements........      7
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      9
PART II. OTHER INFORMATION
Item 5.    Other Information...........................................     11
Item 6.    Exhibits and Reports on Form 8-K............................     11

SIGNATURES.............................................................     12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            ------------------    ------------------
                                                             1997       1996       1997       1996
                                                            -------    -------    -------    -------
Revenues................................................    $26,662    $20,420    $50,937    $39,548
Cost of revenues:
  Salaries, wages and employee benefits.................     15,774     13,566     30,490     26,103
  Contractual services..................................      2,137        777      3,905      1,496
  Project travel and relocation.........................      1,275        793      2,345      1,488
  Depreciation and amortization.........................        293        382        657        715
                                                            -------    -------    -------    -------
          Total cost of revenues........................     19,479     15,518     37,397     29,802
                                                            -------    -------    -------    -------
          Gross profit..................................      7,183      4,902     13,540      9,746
Selling, general and administrative expenses............      4,809      3,618      9,385      7,231
                                                            -------    -------    -------    -------
          Income from operations........................      2,374      1,284      4,155      2,515
Interest expense (income)...............................       (313)       159       (378)       300
                                                            -------    -------    -------    -------
          Income before provision for income taxes and
            minority interest...........................      2,687      1,125      4,533      2,215
Provision for income taxes..............................        856         19      1,991         36
Minority interest.......................................         --         78         82        113
                                                            -------    -------    -------    -------
          Net income....................................    $ 1,831    $ 1,028    $ 2,460    $ 2,066
                                                            =======    =======    =======    =======

                                                                           PRO FORMA INFORMATION
                                                                                (UNAUDITED)
                                                                       -----------------------------
Net income as reported..................................               $ 1,028    $ 2,460    $ 2,066
Adjustment to provision for income taxes................                   385       (560)       759
                                                                       -------    -------    -------
Net income..............................................               $   643    $ 3,020    $ 1,307
                                                                       =======    =======    =======
Net income per common share.............................    $   .19    $   .08    $   .35    $   .17
                                                            =======    =======    =======    =======
Weighted average shares outstanding.....................      9,600      7,627      8,712      7,576
                                                            =======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                JUNE 30,    DECEMBER 31,
                                                                  1997          1996
                                                                --------    ------------
                                                                      (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $17,763       $ 3,382
  Accounts receivable, net..................................     21,141        20,741
  Prepaid expenses and other................................      1,303         1,136
                                                                -------       -------
     Total current assets...................................     40,207        25,259
                                                                -------       -------
Property and equipment, net.................................      5,076         5,167
Goodwill, net...............................................      2,882            --
Other assets................................................        613           832
                                                                -------       -------
     Total assets...........................................    $48,778       $31,258
                                                                =======       =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 3,051       $ 2,304
  Accrued payroll and related costs.........................      5,405         4,907
  Revolving credit facility.................................         --         5,400
  Distribution and loan payable to shareholders.............        422            --
  Current portion of deferred revenue.......................      1,866         1,124
  Current portion of long-term debt.........................         --           486
  Other accrued liabilities.................................      1,951           961
                                                                -------       -------
     Total current liabilities..............................     12,695        15,182
                                                                -------       -------
Deferred revenue, less current portion......................        262           317
Long-term debt, less current portion........................         --           305
Deferred taxes..............................................        300            --
Minority interest...........................................         --         1,503
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized, none issued................................         --            --
  Common stock, no par value, 30,000,000 shares authorized,
     9,300,000 and 6,447,368 shares issued and outstanding
     as of June 30, 1997 and December 31, 1996,
     respectively...........................................         --            --
  Additional paid-in capital................................     35,803         3,226
  Retained earnings.........................................      2,117        13,049
  Stock subscriptions receivable............................     (2,125)       (2,125)
  Cumulative translation adjustment.........................       (274)         (199)
                                                                -------       -------
     Total shareholders' equity.............................     35,521        13,951
                                                                -------       -------
     Total liabilities and shareholders' equity.............    $48,778       $31,258
                                                                =======       =======

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                    COMMON      ADDITIONAL                  STOCK       CUMULATIVE        TOTAL
                                    SHARES       PAID-IN     RETAINED   SUBSCRIPTIONS   TRANSLATION   SHAREHOLDERS'
                                  OUTSTANDING    CAPITAL     EARNINGS    RECEIVABLE     ADJUSTMENT       EQUITY
                                  -----------   ----------   --------   -------------   -----------   -------------
Balance -- December 31, 1995....   5,942,275     $     1     $  9,346      $    --         $(159)        $ 9,188
Net income......................          --          --        2,066           --            --           2,066
Translation adjustment..........          --          --           --           --           (27)            (27)
                                   ---------     -------     --------      -------         -----         -------
Balance -- June 30, 1996........   5,942,275           1       11,412           --          (186)         11,227
                                   ---------     -------     --------      -------         -----         -------
Net income......................          --          --        1,637           --            --           1,637
Translation adjustment..........          --          --           --           --           (13)            (13)
Capital contribution............          --       1,100           --           --            --           1,100
Stock options exercised.........     505,093       2,125           --       (2,125)           --              --
                                   ---------     -------     --------      -------         -----         -------
Balance -- December 31, 1996....   6,447,368       3,226       13,049       (2,125)         (199)         13,951
                                   ---------     -------     --------      -------         -----         -------
Net income......................          --          --        2,460           --            --           2,460
Translation adjustment..........          --          --           --           --             2               2
Conversion of minority
  shareholder...................     552,632       4,593           --           --           (77)          4,516
Initial public offering, net....   2,300,000      23,792           --           --            --          23,792
Distribution to shareholders....          --          --       (9,200)          --            --          (9,200)
Recapitalization................          --       4,192       (4,192)          --            --              --
                                   ---------     -------     --------      -------         -----         -------
Balance -- June 30, 1997........   9,300,000     $35,803     $  2,117      $(2,125)        $(274)        $35,521
                                   =========     =======     ========      =======         =====         =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
Net income..................................................    $ 2,460    $ 2,066
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      1,195      1,098
  Provision for doubtful accounts...........................        150         60
  Minority interest.........................................         82        113
  Change in assets and liabilities --
     Accounts receivable....................................       (550)    (3,815)
     Prepaid expenses and other.............................       (167)      (103)
     Accounts payable.......................................        747        (68)
     Accrued payroll and related costs and other
      liabilities...........................................      1,574        504
     Deferred revenue.......................................        687        150
     Other..................................................        303         (2)
                                                                -------    -------
       Net cash provided by operating activities............      6,481          3
                                                                -------    -------
Cash flows from investing activities:
  Investment in computer software...........................         --       (407)
  Purchases of property and equipment.......................       (876)    (1,019)
                                                                -------    -------
       Net cash used in investing activities................       (876)    (1,426)
                                                                -------    -------
Cash flows from financing activities:
  Net borrowings (payments) on revolving credit facility....     (5,400)     1,500
  Payments on long-term debt................................       (791)      (259)
  Net proceeds from issuance of common stock................     23,792         --
  S corporation distribution................................     (8,825)        --
                                                                -------    -------
       Net cash provided by financing activities............      8,776      1,241
                                                                -------    -------
Effect of exchange rate changes on cash.....................         --         (7)
                                                                -------    -------
Increase (decrease) in cash and cash equivalents............     14,381       (189)
                                                                -------    -------
Cash and cash equivalents at beginning of period............      3,382        830
                                                                -------    -------
Cash and cash equivalents at end of period..................    $17,763    $   641
                                                                =======    =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $    69    $   266
     Income taxes...........................................    $ 1,678    $    --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

NOTE (1) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. (the Company) as of June 30, 1997, the results of its operations for the three and six-month periods ended June 30, 1997 and 1996, and cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1, dated August 4, 1997.

     The results of operations for the three-month period ended June 30, 1997 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 1997.

NOTE (2) PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     As of December 31, 1996, the Company owned 72% of CBS Complete Business Solutions (Mauritius) Limited (CBS Mauritius) and an unrelated entity owned the remaining 28%. CBS Mauritius owns 100% of Complete Business Solutions (India) Private Limited (CBS India). As authorized in the CBS Mauritius Shareholders Agreement and in connection with the initial public offering of the Company's Common Stock, the 28% shareholder of CBS Mauritius converted its ownership interest in CBS Mauritius into 552,632 shares of the Company's Common Stock. The acquisition of the minority shares was accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill of approximately $2,931 in the condensed consolidated balance sheets. The impact of this transaction on prior years was not significant, therefore pro forma information has not been provided.

NOTE (3) COMMON STOCK OFFERINGS

     In March 1997, the Company completed an initial public offering of 2,500,000 shares of its Common Stock at a price of $12.00 per share. This offering consisted of 2,300,000 shares of newly issued Common Stock and 200,000 shares sold by a selling shareholder. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from that offering were approximately $23,792. The net proceeds from that offering have been invested in cash equivalents with an initial maturity of three months or less.

     On August 4, 1997, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the sale of an additional 2,250,000 shares of its Common Stock. This secondary offering is contemplated to consist of 1,250,000 shares of newly issued Common Stock and 1,000,000 shares sold by selling shareholders at an assumed offering price of $27 1/2. The net proceeds to the Company from this offering are intended to be used for: expansion of existing operations, including the Company's offshore software development operations; development of new service lines and possible acquisitions of related businesses; and general corporate purposes, including working capital.

NOTE (4) INCOME TAXES

     Prior to March 4, 1997, the shareholders of the Company had elected, under the provisions of Subchapter S of the United States Internal Revenue Code, to have income and related tax benefits of the Company included in the taxable income of the shareholders. As a result, no provision for U.S. federal or state income taxes has been included in the condensed consolidated statements of income prior to March 4, 1997.

     On March 4, 1997, in connection with the initial public offering discussed in Note 3, the shareholders and the Company revoked the Subchapter S election, thereby subjecting future income of the Company to federal and state income taxes at the corporate level. Accordingly, the application of the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $920 during the six-month period ended June 30, 1997.

     Subsequent to March 4, 1997, the Company has provided federal and state income taxes in the condensed consolidated statements of income based on the anticipated effective tax rate for fiscal year 1997. The unaudited pro forma net income in the condensed consolidated statements of income reflect applicable after pro forma adjustments to the provision for income taxes to reflect net income as if the Subchapter S election had been revoked prior to January 1, 1996. The differences between the United States Federal statutory rate and the consolidated effective rate for the six month period ended June 30, 1997 are as follows:

Statutory Federal income tax rate...........................     34.0%
Foreign earnings not subject to U.S. tax....................     (4.0)
Other.......................................................      1.6
                                                                -----
                                                                 31.6%
S corporation termination...................................     20.0
S corporation earnings......................................     (7.7)
                                                                -----
Effective tax rate..........................................     43.9%
                                                                =====

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

NOTE (5) EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued in February 1997. The Company will be required to adopt the new standard for the year and the quarter ended December 31, 1997. Early adoption of this standard is not permitted. The primary requirements of this standard are;
(i) replacement of primary earnings per share with basic earnings per share which eliminates the dilutive effect of options and warrants; (ii) use of average share price in applying the treasury method to compute dilution for options and warrants for diluted earnings per share; and (iii) disclosure reconciling the numerator and denominator of earnings per share calculations. The effect of this accounting change on pro forma net income per share is as follows:

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                                -----------------
                                                                1997        1996
                                                                -----       -----
Per share amounts --
Pro forma net income per common share as reported...........    $0.35       $0.17
Effect of SFAS No. 128......................................     0.01        0.03
                                                                -----       -----
Pro forma basic net income per common share.................    $0.36       $0.20
                                                                =====       =====
Pro forma diluted net income per common share...............    $0.35       $0.17
                                                                =====       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-1, dated August 4, 1997.

RESULTS OF OPERATIONS

     The Company's revenues increased approximately 31% to $26.7 million for the three month period ended June 30, 1997 from $20.4 million for the same period in 1996. Revenue increased approximately 29% to $50.9 million for the six month period ended June 30, 1997 from $39.5 million for the same period in 1996. This growth in revenues is primarily attributable to increases in the Company's IT professional workforce , increases in average billing rates, further expansion of the Company's international operations and additional services provided to existing clients. The Company's IT professional workforce increased approximately 15% for the three month period ended June 30, 1997 from the comparable three month period in 1996, and approximately 13% for the six month period ended June 30, 1997 from the comparable six month period in 1996. Revenues from international operations, principally offshore development centers, increased approximately 81% to $4.9 million for the six month period ending June 30, 1997 from $2.7 million for the same six month period in 1996. Revenues from existing clients increased $3.3 million and $5.2 million for the three month and six month periods ended June 30, 1997, respectively, over the same periods in 1996.

GROSS PROFIT

     Gross profit increased approximately 47% to $7.2 million for the three month period ended June 30, 1997 from $4.9 million for the same period in 1996, and approximately 39% to $13.5 million for the six month period ended June 30, 1997 from $9.7 million for the same six month period in 1996. These increases are primarily attributable to increases in the Company's IT professional workforce and average U.S. billing rates, as well as the continued expansion of the Company's offshore development centers. Gross profit as a percentage of revenues increased to approximately 27% for the three month period ended June 30, 1997 from approximately 24% for the same period in 1996. For the six month period ended June 30, 1997, gross profit margin increased to approximately 27% from 25% for the same period in 1996. These increases in gross profit margin as a percentage of revenues are primarily attributable to the Company's continued strategic shift of its business toward higher margin service offerings, including Year 2000 services, and the increasing utilization and expansion of the Company's offshore development centers which operate at higher gross profit and operating margins. For the three month period ended June 30, 1997, approximately 22% of revenues were generated from contract programming services, as compared with approximately 25% for the three month period ended March 31, 1997 and approximately 36% for the three month period ended June 30, 1996. Gross profit margin for contract programming services and other service offerings was approximately 22% and 28%, respectively, for the six month period ended June 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased approximately 33% to $4.8 million for the three month period ended June 30, 1997 from $3.6 million for the same period in 1996, and approximately 30% to $9.4 million for the six month period ended June 30, 1997 from $7.2 million for the same six month period in 1996. These increases resulted from the continued expansion of the Company's direct selling and marketing effort, further enhancement of the infrastructure, and other general overhead cost increases necessary to support the Company's continued revenue growth. As a percentage of revenues, selling, general and administrative expenses represented approximately 19% for all periods presented.

OTHER EXPENSE (INCOME)

     Other expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. The decrease in other expense to $(378) thousand for the six month period ended June 30, 1997 from $300 thousand for the same period in 1996 is primarily due to reduced interest expense resulting from the repayment of outstanding debt during the first quarter of 1997, and interest earned resulting from the investment of net proceeds from the Company's initial public offering of Common Stock in March 1997.

LIQUIDITY AND CAPITAL RESOURCES

     From the Company's inception in 1985 through March 5, 1997, the Company generally funded its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under the Company's revolving credit facility with a commercial bank. The Company's cash provided by operations was $6.5 million and $3 thousand for the six month periods ended June 30, 1997 and 1996, respectively. The increase in cash provided by operations is primarily attributable to a continued reduction in the accounts receivable days sales outstanding during the six months ended June 30, 1997, as compared to the same period in 1996.

     The principal use of cash for investing activities during the six month periods ended June 30, 1997 and 1996 was for the purchase of property and equipment and computer software primarily related to the continued development and enhancement of the Company's offshore software development centers.

     Historically, borrowings and repayments under the Company's revolving credit facility represented the most significant components of cash provided or used by financing activities. However, net cash provided by financing activities increased to $8.8 million during the six month period ended June 30, 1997 primarily due to the Company realizing net proceeds of approximately $23.8 million from the initial public offering of its Common Stock in March 1997. Outstanding borrowings under the revolving credit facility were repaid from the proceeds of its initial public offering. In connection with the termination of the Company's S corporation status, the Company has made partial distributions of its previously undistributed S corporation earnings totalling approximately $8.8 million during the six month period ended June 30, 1997.

     On August 4, 1997, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the sale of an additional 2,250,000 shares of its Common Stock. This secondary offering is contemplated to consist of 1,250,000 shares of newly issued Common Stock and 1,000,000 shares sold by selling shareholders at an assumed offering price of $27 1/2. The net proceeds to the Company from this offering are intended to be used for: expansion of existing operations, including the Company's offshore software development operations; development of new service lines and possible acquisitions of related businesses; and general corporate purposes, including working capital.

     Under an arrangement with a commercial bank, the Company may borrow an amount not to exceed $21 million with interest at the bank's prime interest rate or the Libor rate. The borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of the Company. As of June 30, 1997, there were no borrowings outstanding under this facility. In recent years, the Company executed several short-term notes with the bank to finance the purchase of equipment and software. During the six month period ended June 30, 1997, the balances outstanding on these notes were repaid.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On August 4, 1997, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the sale of an additional 2,250,000 shares of its Common Stock. This secondary offering is contemplated to consist of 1,250,000 shares of newly issued Common Stock and 1,000,000 shares sold by selling shareholders at an assumed offering price of $27 1/2. The net proceeds to the Company from this offering are intended to be used for: expansion of existing operations, including the Company's offshore software development operations; development of new service lines and possible acquisitions of related businesses; and general corporate purposes, including working capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    NUMBER                             EXHIBIT
    ------                             -------
     (11)    Computation of Earnings per share
     (27)    Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three month period ended June 30, 1997.

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

Dated: August 4, 1997

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
  11          Computation of Earnings per share
  27          Financial Data Schedule