Form 10-Q
period 1997-09-30
COMPLETE BUSINESS SOLUTIONS INC
filed 1997-11-07
CIK 1028461

================================================================================


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       NO PAR VALUE                                  10,796,107
 (Class of Common Stock)                (Outstanding as of September 30,1997)


================================================================================

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements.......................................     3
            Condensed Consolidated Statements of Income................     3
            Condensed Consolidated Balance Sheets......................     4
            Condensed Consolidated Statements of Cash Flows............     5
            Notes to Condensed Consolidated Financial Statements.......     6
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................     8

PART II. OTHER INFORMATION

Item 5.     Other Information..........................................     10
Item 6.     Exhibits and Reports on Form 8-K...........................     10


SIGNATURES.............................................................     11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   ------------------       -----------------
                                                    1997      1996            1997     1996
                                                    ----      ----            ----     ----
Revenues.........................................  $29,372  $ 21,951        $80,309    $61,499
Cost of revenues:
  Salaries, wages and employee benefits..........   16,738    13,942         47,228     40,045
  Contractual services...........................    2,276     1,409          6,181      2,905
  Project travel and relocation..................    1,457       908          3,802      2,396
  Depreciation and amortization..................      271       478            928      1,193
                                                   -------  --------        -------    -------
    Total cost of revenues.......................   20,742    16,737         58,139     46,539
                                                   -------  --------        -------    -------
    Gross profit.................................    8,630     5,214         22,170     14,960
Selling, general and administrative expenses.....    5,156     3,855         14,541     11,086
                                                   -------  --------        -------    -------
    Income from operations.......................    3,474     1,359          7,629      3,874
Interest expense (income)........................     (369)      146           (747)       446
                                                   -------  --------        -------    -------
    Income before provision for income taxes and
      minority interest..........................    3,843     1,213          8,376      3,428
Provision for income taxes.......................    1,218        24          3,209         60
Minority interest................................        -        67             82        180
                                                   -------  --------        -------    -------
       Net income................................  $ 2,625  $  1,122        $ 5,085    $ 3,188
                                                   =======  ========        =======    =======

                                                                  PRO FORMA INFORMATION
                                                                       (UNAUDITED)
                                                            ---------------------------------
Net income as reported...........................  $ 2,625  $  1,122        $ 5,085    $ 3,188

Adjustment to provision for income taxes.........        -       412           (560)     1,171
                                                   -------  --------        -------    -------
Net income.......................................  $ 2,625  $    710        $ 5,645    $ 2,017
                                                   =======  ========        =======    =======

Net income per common share......................  $   .25  $    .09        $   .61    $   .26
                                                   =======  ========        =======    =======
Weighted average shares outstanding..............   10,398     7,697          9,265      7,616
                                                   =======  ========        =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

              COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                            SEPTEMBER 30,  DECEMBER 31,
                                                               1997           1996
                                                               ----           ----
                                                            (UNAUDITED)

                         ASSETS
Current assets:
  Cash and cash equivalents................................  $54,592      $  3,382
  Accounts receivable, net.................................   23,149        20,741
  Prepaid expenses and other...............................    1,473         1,136
                                                             -------      --------
    Total current assets...................................   79,214        25,259
                                                             -------      --------
Property and equipment, net................................    5,505         5,167
Goodwill, net..............................................    2,845            --
Other assets...............................................      553           832
                                                             -------      --------
    Total assets...........................................  $88,117      $ 31,258
                                                             =======      ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................  $ 2,724      $  2,304
  Accrued payroll and related costs........................    6,425         4,907
  Revolving credit facility................................       --         5,400
  Current portion of deferred revenue......................    1,159         1,124
  Current portion of long-term debt........................       --           486
  Other accrued liabilities................................    2,128           961
                                                             -------      --------
    Total current liabilities..............................   12,436        15,182
                                                             -------      --------
Deferred revenue, less current portion.....................      210           317
Long-term debt, less current portion.......................       --           305
Deferred taxes.............................................      300            --
Minority interest..........................................       --         1,503
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
    authorized, none issued................................       --            --
Common stock, no par value, 30,000,000 shares authorized,
  10,796,107 and 6,447,368 shares issued and outstanding
  as of September 30, 1997 and December 31, 1996,
  respectively.............................................       --            --
Additional paid-in capital.................................   72,599         3,226
Retained earnings..........................................    4,742        13,049
Stock subscriptions receivable.............................   (1,858)       (2,125)
Cumulative translation adjustment..........................     (312)         (199)
                                                             -------      --------
  Total shareholders' equity...............................   75,171        13,951
                                                             -------      --------
  Total liabilities and shareholders' equity...............  $88,117      $ 31,258
                                                             =======      ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

              COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             -----------------
                                                              1997       1996
                                                              ----       ----
Net income.................................................   $5,085    $ 3,188
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization...........................    1,799      1,772
   Provision for doubtful accounts.........................      234         90
   Minority interest.......................................       82        180
   Change in assets and liabilities
     Accounts receivable...................................   (2,651)    (4,666)
     Prepaid expenses and other............................     (343)      (127)
     Accounts payable......................................      413        842
     Accrued payroll and related costs and other
        liabilities........................................    2,684        949
     Deferred revenue......................................      (72)       207
     Other.................................................      276        (17)
                                                             -------    -------
        Net cash provided by operating activities..........    7,507      2,418
                                                             -------    -------
Cash flows from investing activities:
  Investment in computer software..........................        -       (566)
  Purchases of property and equipment......................   (1,761)    (2,411)
                                                             -------    -------
        Net cash used in investing activities..............   (1,761)    (2,977)
                                                             -------    -------
Cash flows from financing activities:
  Net borrowings (payments) on revolving credit facility...   (5,400)       750
  Payments on long-term debt...............................     (791)      (406)
  Proceeds from issuance of long-term debt.................        -        356
  Net proceeds from issuance of common stock...............   61,862          -
  S corporation distribution and other.....................  (10,200)         -
  Proceeds from issuance of note
   payable-shareholder....................................         -        608
  Proceeds from sale of stock in
   subsidary, net.........................................         -      3,500
  Repurchase of stock in
   subsidary..............................................         -     (2,708)
  Capital Contribution.....................................        -      1,100
                                                             -------    -------
        Net cash provided by financing activities..........   45,471      3,200
                                                             -------    -------
Effect of exchange rate changes on cash....................       (7)       (10)
                                                             -------    -------
Increase in cash and cash equivalents......................   51,210      2,631
                                                             -------    -------
Cash and cash equivalents at beginning of period...........    3,382        830
                                                             -------    -------
Cash and cash equivalents at end of period.................  $54,592    $ 3,461
                                                             =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest...............................................  $    69    $   410
    Income taxes...........................................  $ 2,960    $     -

The accompanying notes are an integral part of these condensed consolidated financial statements.

              COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

NOTE (1) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. (the Company) as of September 30, 1997, the results of its operations for the three and nine-month periods ended September 30, 1997 and 1996, and cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4, dated September 30, 1997.

     The results of operations for the three-month period ended September 30, 1997 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 1997.

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

NOTE (3) COMMON STOCK OFFERINGS

     In March 1997, the Company completed an initial public offering of 2,500,000 shares of its Common Stock at a price of $12 per share. This offering consisted of 2,300,000 shares of newly issued Common Stock and 200,000 shares sold by a selling shareholder. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from that offering were approximately $23,713. The net proceeds from that offering have been invested in cash equivalents with an initial maturity of three months or less.

     In August 1997, the Company completed a secondary offering of 2,600,000 shares of its Common Stock at a price of $28 1/4 per share. This offering consisted of 1,450,000 shares of newly issued Common Stock and 1,150,000 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from that offering were approximately $37,634. The net proceeds from that offering have been ivested in cash equivalents with an initial maturity of three months or less.

     On September 30, 1997 the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 covering 5,000,000 shares of Common Stock to be issued in conjunction with the future acquisition of assets, businesses or securities.

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

     On March 4, 1997, in connection with the initial public offering discussed in Note 3, the shareholders and the Company revoked the Subchapter S election, thereby subjecting future income of the Company to federal and state income taxes at the corporate level. Accordingly, the application of the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $920 during the nine-month period ended September 30, 1997.

     Subsequent to March 4, 1997, the Company has provided federal and state income taxes in the condensed consolidated statements of income based on the anticipated effective tax rate for fiscal year 1997. The unaudited pro forma net income in the condensed consolidated statements of income reflects applicable pro forma adjustments to the provision for income taxes to reflect net income as if the Subchapter S election had been revoked prior to January 1, 1996.

     CBS Mauritius is incorporated in Mauritius and is not subject to income taxes. CBS India is an Indian corporation subject to income taxes and receives certain exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. CBS-India's tax provision has been included in the condensed consolidated statements of income as part of the provision for income taxes. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

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


                                                       NINE MONTHS
                                                   ENDED SEPTEMBER 30,
                                                   -------------------
                                                     1997      1996
                                                     ----      ----
Per share amounts
Pro forma net income per common share as reported    $0.61     $0.26
Effect of SFAS No. 128...........................     0.02      0.05
                                                     -----     -----
Pro forma basic net income per common share......    $0.63     $0.31
                                                     =====     =====
Pro forma diluted net income per common share....    $0.61     $0.26
                                                     =====     =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors."

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-4, dated September 30, 1997.

RESULTS OF OPERATIONS

     The Company's revenues increased approximately 34% to $29.4 million for the three month period ended September 30, 1997 from $22.0 million for the same period in 1996. Revenue increased approximately 31% to $80.3 million for the nine month period ended September 30, 1997 from $61.5 million for the same period in 1996. This growth in revenues is primarily attributable to increases in the Company's IT professional workforce, further expansion of the Company's international operations, increasing demand for service offerings and additional services provided to existing clients. The Company's IT professional workforce increased approximately 38% from September 30, 1996 to September 30, 1997. Revenues from international operations, principally offshore development centers, increased approximately 119% to $9.2 million for the nine month period ending September 30, 1997 from $4.2 million for the same nine month period in 1996. Revenues from existing clients increased $4.3 million and $7.5 million for the three month and nine month periods ended September 30, 1997, respectively, over the same periods in 1996.

GROSS PROFIT

     Gross profit increased approximately 66% to $8.6 million for the three month period ended September 30, 1997 from $5.2 million for the same period in 1996, and approximately 48% to $22.2 million for the nine month period ended September 30, 1997 from $15.0 million for the same nine month period in 1996. These increases are primarily attributable to increases in the Company's IT professional workforce and average U.S. billing rates, as well as the continued expansion of the Company's offshore development centers. Gross profit as a percentage of revenues increased to approximately 29% for the three month period ended September 30, 1997 from approximately 24% for the same period in 1996. For the nine month period ended September 30, 1997, gross profit margin increased to approximately 28% from 24% for the same period in 1996. These increases in gross profit margin as a percentage of revenues are primarily attributable to the Company's increased utilization and expansion of the offshore development centers which operated at higher gross profit and operating margins, and the continued strategic shift of its business toward higher margin service offerings, including Year 2000 services. For the three month period ended September 30, 1997, approximately 19% of revenues were generated from contract programming services, as compared with approximately 32% for the three month period ended September 30, 1996. Gross profit margin for contract programming services and other service offerings was approximately 21% and 29%, respectively, for the nine month period ended September 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased approximately 34% to $5.2 million for the three month period ended September 30, 1997 from $3.9 million for the same period in 1996, and approximately 31% to $14.5 million for the nine month period ended September 30, 1997 from $11.1 million for the same nine month period in 1996. These increases resulted from the continued expansion of the Company's direct selling and marketing effort, further enhancement of the infrastructure, and other general overhead cost increases necessary to support the Company's continued revenue growth. As a percentage of revenues, selling, general and administrative expenses represented approximately 18% for all periods presented.

INTEREST EXPENSE (INCOME)

        Interest expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. The decrease in interest expense (income) to $(747) thousand for the nine month period ended September 30, 1997 from $446 thousand for the same period in 1996 is primarily due to the repayment of outstanding debt during the first quarter of 1997, and interest earned resulting from the investment of net proceeds from the Company's initial and secondary public offerings of Common Stock in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     From the Company's inception in 1985 through March 5, 1997, the Company generally funded its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under the Company's revolving credit facility with a commercial bank. The Company's cash provided by operations was $7.5 million and $2.4 million for the nine month periods ended September 30, 1997 and 1996, respectively. The increase in cash provided by operations is primarily attributable to a reduction in the accounts receivable days sales outstanding during the nine months ended September 30, 1997, as compared to the same period in 1996.

     The principal use of cash for investing activities during the nine month periods ended September 30, 1997 and 1996 was for the purchase of property and equipment and computer software primarily related to the continued development and expansion of the Company's software development and training centers.

     Historically, borrowings and repayments under the Company's revolving credit facility represented the most significant components of cash provided or used by financing activities. However, net cash provided by financing activities increased to $45.5 million during the nine month period ended September 30, 1997 primarily due to the Company realizing net proceeds of approximately $23.7 million from the initial public offering of its Common Stock in March 1997 and $37.6 million from the secondary offering of its Common Stock in August 1997. Outstanding borrowings under the revolving credit facility were repaid from the proceeds of the initial public offering. In connection with the termination of the Company's S corporation status, the Company has made partial distributions of its previously undistributed S corporation earnings totalling approximately $10.5 million during the nine month period ended September 30, 1997.

     On September 30, 1997, the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 covering 5,000,000 shares of Common Stock to be issued in conjunction with the future acquisition of assets, businesses or securities.

     Under an arrangement with a commercial bank, the Company may borrow an amount not to exceed $21 million with interest at the bank's prime interest rate or the Libor rate. The borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of the Company. As of September 30, 1997, there were no borrowings outstanding under this facility. In recent years, the Company executed several short-term notes with the bank to finance the purchase of equipment and software. During the nine month period ended September 30, 1997, the balances outstanding on these notes were repaid.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits


    NUMBER  EXHIBIT
    ------  -------
      (11)  Computation of Earnings per share
      (27)  Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMPLETE BUSINESS SOLUTIONS, INC.

                          By: /s/ RAJENDRA B. VATTIKUTI
                             ---------------------------------------
                                  Rajendra B. Vattikuti
                              President and Chief Executive Officer

                                              *
                             ---------------------------------------
                                       Timothy Manney
                             Executive Vice President of Finance and
                             Administration, Treasurer and Director

Dated: November 7, 1997

                                 EXHIBIT INDEX


EXHIBIT
  NO.      DESCRIPTION
-------    -----------
  11     Computation of Earnings per share
  27     Financial Data Schedule