Form 10-K
period 1997-12-31
COMPLETE BUSINESS SOLUTIONS INC
filed 1998-03-31
CIK 1028461

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-22141

                       COMPLETE BUSINESS SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                                    MICHIGAN
                        (State or Other Jurisdiction of
                         Incorporation or Organization)

                     32605 WEST TWELVE MILE ROAD, SUITE 250
                        FARMINGTON HILLS, MICHIGAN 48334
                    (Address of principal executive office)
                                   38-2606945
                       (IRS Employer Identification No.)

                                     48334
                                   (Zip Code)

       Registrant's telephone number, including area code: (248) 488-2088

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 13, 1998 was $437,896,813.

     The number of shares outstanding of the registrant's common stock as of March 13, 1998 was 26,989,020.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None
================================================================================

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     INDEX

PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9
PART II
          Market for the Registrant's Common Equity and Related
Item 5.   Stockholder Matters.........................................   10
Item 6.   Selected Consolidated Financial Data........................   11
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   11
Item 8.   Financial Statements and Supplementary Data.................   20
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   42
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   43
Item 11.  Executive Compensation......................................   44
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   46
          Certain Relationships and Related Transactions (in
Item 13.  thousands)..................................................   46
PART IV
          Exhibits, Financial Statement Schedule and Reports on Form
Item 14.  8-K.........................................................   48
Signatures............................................................   49

     APECS(R) is a registered trademark of the Company. COSMO(sm) and The Time Machine 2000(sm) are service marks of the Company. All trademarks, service marks and trade names referred to in this Form 10-K are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

STOCK DIVIDEND

     On February 18, 1998, the Board of Directors declared a two-for-one split of the Company's common stock, effected in the form of a stock dividend payable on March 19, 1998 to shareholders of record on March 5, 1998. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. All references to number of shares, except shares authorized, the number of options and per share information in this Form 10-K have been adjusted to reflect the stock split on a retroactive basis.

GENERAL

     Complete Business Solutions, Inc. and subsidiaries (CBSI or the Company), a Michigan corporation founded in 1985, is a worldwide provider of IT services to large and mid-size organizations. The Company offers its clients a broad range of IT services, from advising clients on strategic technology plans to developing and implementing appropriate IT applications solutions. CBSI offers custom-tailored solutions based on an assessment of each client's needs. The Company's services include: (i) Year 2000 conversion and testing services; (ii) applications development and maintenance; (iii) reengineering legacy applications to client/server technology; (iv) client/server applications development; (v) IT consulting services; (vi) packaged software implementation; and (vii) contract programming services.

     CBSI provides services in a wide variety of computing environments and uses leading technologies, including Year 2000 tools, client/server architectures, object-oriented programming languages and tools, distributed database management systems, and the latest network and communications technologies. The Company believes that the breadth of its service offerings fosters long-term client relationships, affords cross-selling opportunities, minimizes dependence on any single technology or client and enables the Company to serve as a single source provider for its clients' IT applications solutions. This single or preferred provider approach is consistent with CBSI's full life-cycle, client-oriented partnership approach to IT solutions.

     CBSI provides IT services to clients in a diverse range of industries. Its clients include American President Lines, Chrysler Corporation, Citibank, Ford Motor Company, IBM, IBM Global Solutions/ Foremost Insurance, Lands' End, the State of Indiana, the State of Nevada, S.W.I.F.T., Spartan Stores and UNUM Ltd. During 1997, the Company provided services to over 295 clients in the U.S., Europe and Asia. The Company's strategy is to maximize its client retention rate and secure additional engagements by providing both quality services and client responsiveness. For each of the fiscal years 1997, 1996, and 1995, existing clients from the previous fiscal year generated at least 80% of the Company's revenues. These recurring revenues have contributed significantly to the Company's 30% compound annual revenue growth rate over the past five fiscal years.

     Since 1992, CBSI has developed an extensive offshore infrastructure in India, including two modern software development centers in Bangalore and Chennai (formerly Madras) and a training center in Hyderabad. The Company believes this established offshore infrastructure is one of the largest in the industry and differentiates it from those competitors who have no offshore capability, have recently established offshore capability or rely mostly on contract service providers to offer such services. With its offsite and offshore development options, the Company can quickly provide clients with IT applications solutions on a cost-effective basis.

     In March 1997, the Company completed an initial public offering of 5,000,000 shares of its Common Stock at a price of $6 per share. This offering consisted of 4,600,000 shares of newly issued Common Stock and 400,000 shares sold by a selling shareholder. This initial public offering generated net proceeds of approximately $23.6 million which were used to repay outstanding debt, payment of previously undistributed S corporation earnings, expansion of existing operations, development of new service lines and other general working capital purposes. In August 1997, the Company completed a secondary offering of 5,200,000 shares of its Common Stock at a price of $14 1/8 per share. This secondary offering consisted of 2,900,000 shares of newly issued Common Stock and 2,300,000 shares sold by selling shareholders. This offering generated net proceeds of approximately $38 million which are intended to be used for the further expansion of existing operations, possible acquisitions and mergers of related businesses and other general corporate purposes.

     On September 30, 1997 the Company filed a shelf-registration statement covering 10,000,000 shares of Common Stock to be issued in conjunction with the future acquisition of assets, businesses or securities. In November 1997, a portion of these shares were used to merge with Synergy Software, Inc. (Synergy), a privately held Illinois corporation which specializes in packaged software implementation, client server development and high-end IT consulting services. In January 1998, the Company merged with c.w. Costello & Associates, inc. (Costello), a privately held Connecticut corporation. Costello is a premiere provider of IT services to large and mid-sized corporations throughout the United States. The mergers with Synergy and Costello further strengthen the Company's service offerings, expand the Company's presence in the eastern and Chicago areas of the United States, and add approximately 850 highly regarded IT professionals to the Company. For further discussion of these mergers see Notes 3 and 18 of Notes to Consolidated Financial Statements included later in this Form 10-K.

THE CBSI SOLUTION

     The CBSI solution enables its clients to use IT as a more effective business tool consistent with their evolving business needs. The following are key attributes of the CBSI solution:

     Provide a Broad Range of IT Services. The Company offers its clients a broad range of IT services from development, reengineering and maintenance of legacy applications systems to client/server applications development, Internet/intranet and other emerging technologies. The Company therefore can serve as the single source for a client's IT applications solutions. The Company provides its services in a wide variety of computing environments and uses technologies that include mainframe and client/server architectures, object-oriented programming languages and tools, distributed database management systems, Year 2000 tools and network and communications technologies.

     Solve Year 2000 Problem. The Company has developed a formal project management methodology, known as The Time Machine 2000, that addresses all aspects of the Year 2000 problem in mainframe, client/server and LAN environments. This methodology helps assure a quality conversion process and addresses application portfolio analysis, impact assessment, strategic planning, conversion, testing and implementation. The Company has developed Year 2000 conversion factories to provide cost-effective and timely conversion solutions for its clients. The conversion factories, located at both CBSI's U.S. and Indian headquarters, employ professionals who have been specifically trained to meet the particular demands of Year 2000 engagements. The Company also provides Year 2000 enterprise-level consulting and testing services. CBSI has already successfully completed all phases of Year 2000 projects for a variety of clients.

     Offer Flexible Project Delivery. The Company offers its clients a choice among any combination of the following three options for delivery of project work: (i) onsite at the client facility; (ii) offsite at a CBSI development facility in Michigan, California or Illinois; and (iii) offshore at CBSI development facilities in India. These options enable the Company's clients to determine their degree of project oversight and to control the costs and speed of project delivery. Execution of all or part of IT projects offshore can result in significant time and cost savings when compared to domestic delivery of such services. CBSI has developed a formal project management methodology, CBSI Offsite Success Management Methodology ("COSMO"), which is specifically designed to meet the needs of offsite and offshore projects.

     To meet the growing worldwide demand for offshore IT services, the Company has invested in an extensive offshore infrastructure in India, including two ISO 9001 compliant software development centers in Chennai and Bangalore. In contrast to competitors who have no offshore capability, have only recently established offshore capability or rely mostly on contract service providers to offer such services, the Company has established an offshore infrastructure which it believes is one of the largest in the industry. As of December 31, 1997, the Company employed over 800 professionals in these centers, which have the capacity to accommodate in excess of 1,500 professionals. With its offsite and offshore development options, the Company can quickly provide solutions tailored to the IT needs of its clients.

     Recruit and Train Globally. The Company has established a domestic and international network to recruit employees of all experience levels, from recent college graduates to seasoned IT professionals. The Company provides new recruits with up to two months of training in software engineering techniques and key technologies. During 1997, the Company expanded its training program to include technically able students from the public at large. CBSI began a program to provide these students with intensive, hands-on training in various programming languages and Year 2000 conversion skills, all done in an industry-like environment. The Company then hires some of these individuals and places the rest with other leading computer firms -- including customers and IT service companies. To support this effort, CBSI receives tuition fees from students and a placement fee from job recruitment agencies. To accommodate this expansion, the Company made significant investments in three training centers in the United States and nine in India. These centers employ full-time instructors and are equipped with client/server and mainframe hardware, software and development tools.

CBSI GROWTH STRATEGIES

     The Company's goal is to become the preferred provider of IT services to an expanding base of clients. The Company's strategy to achieve this goal includes the following elements:

     Cross-Sell Services to Existing Clients. The Company believes it will grow by continuing to establish and maintain long-term client relationships. The access and goodwill offered by these relationships provide the Company with significant advantages over its competitors in marketing additional services and solutions to such clients. The Company also believes its long-term client relationships and ability to address all of its clients' IT applications needs distinguish the Company from many of its competitors.

     Increase and Build Upon Year 2000 Engagements. The Company is marketing its Year 2000 conversion capabilities and Year 2000 testing services to existing and new clients. CBSI anticipates that Year 2000 conversion services will represent a significant percentage of its revenues for the next few years. The Company performs a detailed analysis of clients' existing IT systems and applications in connection with these services. The Company intends to expand its Year 2000 enterprise-level consulting and testing services in mainframe, client/server and LAN environments. The Company's strategy is to leverage its knowledge of clients' IT applications systems obtained during Year 2000 projects into additional engagements involving other services, including maintaining existing applications systems and reengineering to client/server technology, implementing ERP software packages and providing Internet/intranet applications solutions.

     Capitalize and Expand on Significant Investments in Infrastructure and Capabilities and Increase International Capabilities. The Company has made and will continue to make additional significant investments in its offsite and offshore infrastructures as well as its systems, methodologies, training programs and marketing efforts. These investments include two client/server labs, three U.S. software development centers, two offshore software development centers, nine training centers and dedicated, high-speed satellite communication links. The Company believes that its existing offshore investments can support a larger organization and in addition, intends to significantly expand its U.S. and offshore facilities.

     Expand Service Offerings. The Company evaluates emerging technologies as a source of additional service offerings for its existing and prospective clients. For example, during 1997 the Company added new service offerings, including Internet/intranet applications and implementation of ERP software packages such as ORACLE, PEOPLESOFT and SAP. The Company anticipates that its broad and expanding range of services will minimize its dependence on any single technology.

     Pursue Targeted Acquisitions and Mergers. Using either cash or its Common Stock, or a combination thereof, the Company continues to seek acquisitions and mergers that complement its core skills and that have the potential to increase the overall value of the Company, rather than merely increase its revenues. Examples of such companies would include those with specific industry or technical skills that fit well with the Company's existing and targeted client base, such as Synergy Software, Inc. and c.w. Costello & Associates, inc.

CBSI SERVICES

     The Company offers its clients a broad range of IT services, from advising clients on strategic technology plans to developing and implementing appropriate IT solutions. The Company provides services in the following categories:


===============================================================================================================
       CBSI SERVICES                                       DESCRIPTION
---------------------------------------------------------------------------------------------------------------
       Year 2000 Conversion and Testing Services           - Conduct impact assessments and assist clients
                                                           with strategic planning for Year 2000 compliance
                                                           - Renovate existing applications to make them
                                                           Year 2000 compliant
                                                           - Replace existing software with Year 2000
                                                           compliant software packages
                                                           - Reengineer legacy applications to Year 2000
                                                             compliant client/server technology
                                                           - Enterprise-level consulting and testing
                                                           services
                                                           - PC/LAN distributed computing evaluation
                                                             services
---------------------------------------------------------------------------------------------------------------
       Applications Development and Maintenance            - Design large-scale, complex solutions capable
                                                           of managing transaction-intensive applications
                                                           - Develop and maintain applications using COBOL,
                                                             CICS, DB2 and other programming environments
---------------------------------------------------------------------------------------------------------------
       Reengineering Legacy Applications to                - Reengineer from centralized, mainframe-based
       Client/Server Technology                              system to open, distributed architecture
                                                           - Preserve core application logic
                                                           - Reengineer existing legacy systems into
                                                           mainframe-based super server in multi-tiered,
                                                             distributed architecture
---------------------------------------------------------------------------------------------------------------
       Client/Server Applications Development              - Conceptualize and design systems based on
                                                             distributed object-oriented technologies and
                                                             methodologies such as BOOCH and RAMBAUGH
                                                           - Develop applications using SYBASE, SQL Server,
                                                             ORACLE, INFORMIX, and Access databases; Visual
                                                             Basic, Powerbuilder, C++ as graphical user
                                                             interfacers; and UNIX, OS/2 and Windows NT
                                                             operating systems
---------------------------------------------------------------------------------------------------------------
       Packaged Software Implementation                    - Implement packaged software solutions
                                                             (PEOPLESOFT, ORACLE, SAP)
                                                           - Customize software packages to client
                                                           specifications
                                                           - Provide user group training
---------------------------------------------------------------------------------------------------------------
       IT Consulting Services                              - Provide technical architecture and network
                                                           design, information technology planning, data
                                                             warehousing and business process reengineering
                                                             consulting services
                                                           - Design and develop Internet and intranet
                                                           solutions using Java/Java Script/Java applets
                                                             and HTML
---------------------------------------------------------------------------------------------------------------
       Contract Programming Services                       - Develop software applications (client/server
                                                           and mainframe)
                                                           - Reengineer software applications across
                                                           platforms
                                                           - Maintain and enhance software applications
                                                             (client/server and mainframe)
---------------------------------------------------------------------------------------------------------------

     The Company uses both industry-proven and proprietary methodologies to enhance the quality, consistency and efficiency of its projects. All levels of the Company's IT consultants, from entry-level programmers to project managers, are given formal instruction in various aspects of these methodologies. A methodology used by the Company is METHOD/1, which the Company licenses from Andersen Consulting. CBSI has extended METHOD/1 to incorporate the Company's Time Machine 2000 and COSMO methodologies. The COSMO methodology is specifically designed to meet the needs of offsite and offshore projects. This methodology contains the specific procedures required to coordinate the activities of multiple sites across different time zones. All three methodologies enable CBSI to provide applications development in a controlled manner with repeatable and proven processes. Quality assurance is handled by a common centralized unit. A team of quality specialists performs project quality reviews and inspections, maintains the Company's project management methodologies and assists project managers in estimating costs and executing projects.

SOFTWARE PRODUCTS

     The Company's primary software product offering is the Advanced Program for Educational Computer Solutions ("APECS") software which is licensed by approximately 70 different users. Clients use APECS to manage the business and student records of educational institutions for K-12 school districts and for higher education. The Company provides periodic enhancements to the product and maintenance to the users. APECS systems are installed at major sites throughout the United States. Among the current users are Allentown High School District, Pennsylvania; University of Detroit Mercy, Michigan; and Monroe Community College, Michigan. The Company is currently reengineering this system to a client/server environment. The Company maintains this product at its Chennai, India and Lombard, Illinois facilities.

SALES AND MARKETING

     The majority of new sales are generated by the Company's business units, each of which focus on clients within a geographic area or industry group. The manager of each business unit is compensated based on the financial performance of the Company, the unit and other contributions to the Company. The business unit manager is responsible for managing client relationships, ensuring the delivery team is performing as expected and identifying new business opportunities. This structure fosters an entrepreneurial atmosphere within each business unit. Because of the relationships the business unit managers maintain with their clients, these managers are positioned to identify opportunities to cross-sell the Company's services. Such relationships also result in a significant number of client referrals.

     The Company also uses telemarketers to establish initial client contact and prequalify potential new clients. Qualified prospective clients are referred to the Company's dedicated sales group, whose backgrounds include both technical and sales experience. This sales group is responsible for identifying clients' needs and promoting the Company's services to potential clients. Once potential clients are further qualified by the sales group, the Company assembles a team consisting of sales group members, the appropriate business unit manager and a project delivery manager. This team makes the client sales call and is ultimately responsible for closing the sale.

     In addition to its sales group, the Company has a dedicated marketing department which works in conjunction with an outside public relations firm. The marketing department is responsible for coordination of all corporate communications, including the scheduling of press conferences to promote the Company's services and delivery methodologies.

CLIENTS

     The Company's largest client accounted for 7%, 11% and 18% of the Company's total revenues for fiscal years 1997, 1996, and 1995 respectively. No other client accounted for more than 7% of the Company's revenues in 1997 or 10% of the Company's revenues in 1996 and 1995.

     The following is a sample of the organizations to which the Company provided services during the fiscal year ended December 31, 1997:

                                                               YEAR OF
                                                                FIRST
                           CLIENT                             ENGAGEMENT
MANUFACTURING:
  Chrysler Corporation......................................     1985
  Ford Motor................................................     1989
  Johnson Controls..........................................     1994
RETAIL DISTRIBUTIONS:
  Spartan Stores............................................     1992
  The GAP...................................................     1993
  Lands' End................................................     1996
PUBLIC SECTOR:
  State of Michigan.........................................     1988
  State of Indiana..........................................     1992
  State of Nevada...........................................     1992
TRANSPORTATION:
  American President Lines..................................     1990
FINANCIAL SERVICES:
  S.W.I.F.T. ...............................................     1985
  Harris Bank...............................................     1993
  Citibank..................................................     1996
INSURANCE:
  UNUM Ltd. ................................................     1995
  IBM Global Solutions/Foremost Insurance...................     1996
TECHNOLOGY:
  IBM.......................................................     1989
  Tandem Computers..........................................     1989
  Union Pacific Technology..................................     1992
UTILITIES:
  Michigan Consolidated Gas Co. ............................     1992
  Southern California Edison................................     1994
  South Carolina Electric & Gas.............................     1995

HUMAN RESOURCES

     The Company's success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. The Company's strategy for achieving "career-based employment" includes career planning, thorough initial and ongoing training, allocation of assignments in accordance with employee skills and career objectives and a comprehensive benefits package including a Company-matched 401(k) plan, health and dental insurance, short-term disability insurance, a flexible spending account and tuition reimbursement. The Company has used employee stock options as part of its recruitment and retention strategy. Effective January 1, 1998, the Company established an Employee Stock Purchase Plan to allow eligible employees to purchase Company stock at a discount and without the use of a stock broker.

     As of December 31, 1997, the Company had 33 full-time employees dedicated to recruiting IT professionals and managing its human resources. The Company's recruiting activities draw on an international pool of IT talent. The Company has full-time personnel dedicated to handling visa application and compliance issues for international recruits. CBSI actively recruits in the United States, India, United Kingdom, Australia, New Zealand, the Philippines, Mexico and Singapore. Recruiting methods include advertisement in leading newspapers and trade magazines, the Company's web site and participation in career fairs. The Company also participates in on-campus recruiting for recent college graduates and has hired from various universities, including the University of Michigan, the University of Alabama, Michigan State University, the

University of Notre Dame, University of Florida A&M, California State University and Central Michigan University. In addition, the employees receive bonuses for referring individuals and screening candidates for new positions.

     The Company has established employee training centers located in Michigan and India. These training centers employ full-time instructors and are equipped with client/server and mainframe hardware, software and development tools. New college graduates receive two months of full-time classroom instruction in mainframe (IMS, DB2, CICS, COBOL) or client/server (UNIX, C, C++, OS/2 Presentation Manager) skills. This training is followed by one month of self-study. Employees receive full salary and benefits during this training period. Between projects and after business hours, all IT professionals receive ongoing training on a variety of technology platforms. The Company's education and training department helps employees make the transition from legacy to client/server skills by providing cross-platform training in new technologies. In addition to comprehensive technical training, the Company provides extensive training in quality processes and cross-cultural communication skills. The Company also offers training courses to non-employees for a fee. The Company may hire graduates of these training programs.

     As part of its retention efforts, the Company has formulated a strategy for minimizing turnover which emphasizes: (i) human resource management; (ii) contractual limitations effective upon termination of employment; (iii) competitive salaries; (iv) comprehensive benefits; (v) employee stock options; and (vi) deferred compensation.

     The Company's IT professionals typically have Bachelor's or Master's degrees in Computer Science or another technical discipline. As of December 31, 1997, the Company had 2,067 employees comprised of 1,862 IT professionals, 43 sales and marketing personnel, and 162 general and administrative personnel. As of December 31, 1997, the Company also had 153 independent contractors working on client engagements.

COMPETITION

     The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors include Cambridge Technology Partners, Information Management Resources, Inc. and Keane, Inc., along with participants from a variety of market segments, including "Big Six" accounting firms, and implementation firms, applications software firms, programming companies and temporary staffing firms. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value. Based on the Company's experience in competitive situations, the Company believes that it competes favorably with respect to these factors.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, the laws of certain foreign countries in which the Company's products are, or may be, developed or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the U.S. This lack of protection may impair the Company's ability to protect its intellectual property adequately and could have a material adverse impact on the Company's business.

     The Company has developed and owns the proprietary rights for The Time Machine 2000 and COSMO methodologies; however, the copyrights to such methodologies have not been registered. In addition, the Company owns service marks for The Time Machine 2000 and COSMO and has a pending federal trademark application for each.

     Software developed by the Company in connection with a client engagement is typically assigned to the client. In limited situations, the Company may retain ownership, or obtain a license from its client, which permits CBSI or a third party to market the software for the joint benefit of the client and CBSI or for the sole benefit of CBSI. The Company has also developed and copyrighted or acquired software products which are generally licensed to users pursuant to a license agreement. The Company's software products include APECS, APECS Custom View and Micro APECS Scheduler. APECS is a registered trademark of the Company.

ITEM 2. PROPERTIES

     The Company leases approximately 50,000 square feet of office space in Farmington Hills, Michigan which is used for the development center and by the Company's senior management, administrative personnel, human resources, and sales and marketing functions. This lease expires in June 2008. The Company leases major facilities in Schaumburg, Illinois, and Milpitas, California. The Company also leases small facilities throughout the United States.

     In addition, the Company has offshore offices. The Company leases approximately 64,000 square feet of office space in Chennai, India which serves as its headquarters in India. These leases expire in 2003. The Company owns a facility totaling approximately 7,000 square feet in Bangalore, India. The Company also leases facilities in the United Kingdom, Singapore, and Bangalore and Hyderabad, India.

     The Company believes that these facilities and the facilities leased by c.w. Costello & Associates, inc. are adequate for its anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company has received a third-party complaint filed against it and other parties on February 3, 1997, by Network Six, Inc. ("NSI") in the Circuit Court of the First Circuit for the State of Hawaii. The third-party claims are asserted in an action that the State of Hawaii has brought against NSI. The Company has also received an answer and counterclaim, dated January 31, 1997, served by NSI in an action brought by the Company against NSI in the Superior Court of the State of Rhode Island. The Company acted as a subcontractor to NSI in connection with the development of software for the State of Hawaii. Additionally, NSI and the Company were parties to a letter of intent, now terminated, for the purpose of exploring a business combination or merger. The Company's suit against NSI in Rhode Island, as well as the State of Hawaii's suit against NSI in Hawaii, arise from the Hawaii software project.

     The allegations of NSI's third-party complaint in the Hawaii action and NSI's counterclaim in the Rhode Island action are substantively identical. NSI alleges that the Company wrongfully used information gained in connection with the letter of intent to attempt to gain control of the State of Hawaii project, interfered with NSI's relationship with the State of Hawaii, employed or solicited the employment of NSI employees in violation of contract, and otherwise breached contractual or other obligations to NSI. NSI seeks damages of approximately $481 thousand from the Company for services and personnel allegedly provided to it by NSI, damages of $60 million predicated on a decline in the market value of NSI's publicly-traded stock, and other unspecified losses. On May 30, 1997, the Circuit Court of the First Circuit for the State of Hawaii granted the Company's motion to dismiss claims asserting bad faith breach of contract with prejudice, and conspiracy without prejudice.

     The Company believes that it has not breached any contractual or other obligation to NSI as alleged either in the third-party complaint or the counterclaim, and that it possesses meritorious defenses or set-offs to all of NSI's claims. The Company does not believe that NSI's actions will result in material liability to it, or that they will have a material adverse effect on its financial condition, business, or operations, and intends to vigorously contest the claims asserted in both actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Stock Market under the symbol CBSL on March 5, 1997. As of March 13, 1998 there were approximately 168 shareholders of record of the Company's Common Stock. The Company paid a 2 for 1 stock dividend on its Common Stock on March 19, 1998. The following table sets forth the range of high and low closing sale prices for the Company's Common Stock for the periods indicated:

FISCAL YEAR ENDED DECEMBER 31, 1997                            HIGH     LOW
First quarter (From March 5, 1997)..........................  $ 6.13   $ 4.38
Second quarter..............................................   12.88     4.44
Third quarter...............................................   16.19    12.00
Fourth quarter..............................................   23.82    14.25

As of March 13, 1998 the closing price of the Company's Common Stock was $31.25 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                   1993       1994       1995       1996        1997
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL STATEMENT OF INCOME DATA(1):
  Revenues....................................    $45,382    $59,733    $72,658    $92,750    $123,775
  Cost of revenues............................     34,453     44,868     57,157     69,749      89,600
                                                  -------    -------    -------    -------    --------
  Gross profit................................     10,929     14,865     15,501     23,001      34,175
  Selling, general and administrative
     expenses.................................      8,776     11,615     12,858     16,930      22,530
  Merger costs................................         --         --         --         --       1,203
                                                  -------    -------    -------    -------    --------
  Income from operations......................      2,153      3,250      2,643      6,071      10,442
  Interest expense (income), net..............        196        338        676        520      (1,506)
  Equity in loss of investee..................         --         --         --        110         251
                                                  -------    -------    -------    -------    --------
  Income before provision for income taxes and
     minority interest........................      1,957      2,912      1,967      5,441      11,697
  Provision for income taxes..................          3          9         10        108       4,114
  Minority interest...........................        127        176        252        158          82
                                                  -------    -------    -------    -------    --------
  Net income..................................    $ 1,827    $ 2,727    $ 1,705    $ 5,175    $  7,501
                                                  =======    =======    =======    =======    ========
Pro forma incremental income tax provision.....................................    $ 1,805    $   (109)
                                                                                   =======    ========
Pro forma net income...........................................................    $ 3,370    $  7,610
                                                                                   =======    ========
Pro forma diluted earnings per share...........................................    $  0.20    $   0.35
                                                                                   =======    ========
Diluted weighted average shares outstanding....................................     16,906      21,564
                                                                                   =======    ========

                                                                   AS OF DECEMBER 31,
                                                   ---------------------------------------------------
                                                    1993       1994       1995       1996       1997
                                                                     (IN THOUSANDS)
HISTORICAL BALANCE SHEET DATA(1):
  Cash and cash equivalents....................    $   596    $   888    $ 1,261    $ 3,743    $57,234
  Working capital..............................      2,787      4,605      6,679     11,910     67,940
  Total assets.................................     16,511     21,986     24,664     33,699     95,732
  Revolving credit facility and long-term
     debt......................................      4,189      5,933      6,316      6,191         --
  Minority interest............................        175        350        552      1,503         --
  Total shareholders' equity...................      6,587      9,195     10,106     15,918     77,774

-------------------------

(1) Historical statement of income and balance sheet data have been restated to reflect the merger with Synergy Software, Inc. which occurred on November 20, 1997. This merger has been accounted for by the pooling of interests method of accounting. Information for Synergy Software Inc., for 1993 and 1994 is unaudited. See Note 3 of Notes to Consolidated Financial Statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto. With the exception of statements regarding historical matters and statements regarding the Company's current status, certain matters discussed below and throughout this report are forward-looking statements that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results. Such forward-looking statements regarding targets or projections may be identified by the use of the words "anticipate", "believe", "estimate", "expect", "plan" and similar expressions. Factors that could cause such differences include the recruitment and retention of IT professionals, government regulation of immigration, increasing significance and risks of non-U.S. operations, variability of operating results, decrease in demand for Year 2000 services, exposure to conditions in India, fixed-price projects, competition, management of growth, rapid technological change, risks related to mergers and acquisitions and potential liability to clients each of which are discussed herein under the caption "Factors that may Affect Future Results".

OVERVIEW

     Complete Business Solutions, Inc. is a worldwide provider of IT services to large and mid-size organizations. The Company has been profitable every year since its inception in 1985, and has experienced a compound annual revenue growth rate of approximately 30% over the past five fiscal years. The Company leverages its existing client base by providing quality services and by being responsive to clients. For each of the fiscal years 1997, 1996, and 1995, existing clients from the previous fiscal year generated at least 80% of the Company's revenues.

     The Company's revenues are generated primarily from professional services fees. The Company's service offerings include: (i) Year 2000 conversion and testing services; (ii) applications development and maintenance; (iii) reengineering legacy applications to client/server technology; (iv) client/server applications development; (v) IT consulting services; (vi) packaged software implementation; and (vii) contract programming services. Contract programming services are typically provided as a member of a project team working under the direct supervision of the client, are typically billed on a time-and-materials basis, and have lower gross profit margins than other professional service offerings. For all other professional service offerings, the Company generally assumes responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis, although such projects are generally billed on a time-and-materials basis. The Company has been shifting its business away from contract programming services toward higher margin service offerings.

     The Company recognizes revenues on a time-and-materials basis as the services are performed. On fixed-price engagements, the Company recognizes revenues under the percentage of completion method.

     CBSI's most significant cost is project personnel cost, which consists primarily of salaries, wages and benefits for its IT professionals. The Company strives to maintain its gross profit margin by controlling project costs and offsetting increases in salaries and benefits with increases in billing rates. The Company has also established a human resource allocation team to ensure that IT professionals are quickly placed on assignments to minimize nonbillable time and are placed on assignments that utilize their technical skills and allow for maximum billing rates. In addition, the Company has realized higher gross profit margins from the Company's shift to offshore projects in India, where the salaries of IT professionals are lower as a percentage of professional service fees. This benefit is partially offset due to additional coordination efforts and costs for offshore projects.

     In an effort to sustain its growth and profitability, the Company has made and continues to make substantial investments in infrastructure, including: (i) software development centers in three locations in the U.S. and two locations in India; (ii) Year 2000 conversion factories in the U.S. and India; (iii) global recruiting and training centers; and (iv) expanded training programs. The Company believes that the results of these strategic investments have not yet been fully realized.

                             RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, certain operational data from the Company's consolidated statements of income as a percentage of total revenues:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                             -----------------------
                                                             1997     1996     1995
Revenues.................................................    100.0%   100.0%   100.0%
Cost of revenues.........................................     72.4     75.2     78.7
                                                             -----    -----    -----
Gross profit.............................................     27.6     24.8     21.3
Selling, general and administrative expenses.............     19.2     18.3     17.7
                                                             -----    -----    -----
Income from operations...................................      8.4%     6.5%     3.6%

1997 COMPARED TO 1996

     Revenues. The Company's revenues increased approximately 33% to $123.8 million in fiscal year 1997 from $92.8 million in fiscal year 1996. This growth in revenues is primarily attributable to increases in the Company's IT professional workforce, increases in average billing rates, further expansion of the Company's international operations and additional services provided to existing clients. The Company's IT professional workforce increased approximately 23% during fiscal year 1997 from the previous fiscal year. Revenues from international operations, principally offshore development centers, increased approximately 157% to $14.7 million in fiscal 1997 from $5.7 million in the previous fiscal year. Revenues from existing clients increased approximately $17.4 million in fiscal 1997 from the previous fiscal year.

     Gross Profit. Gross profit consists of revenues less cost of revenues. Costs of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit increased approximately 49% to $34.2 million in fiscal year 1997 compared to $23.0 million in fiscal year 1996. This increase in gross profit is primarily attributable to increases in the Company's IT professional workforce and average U.S. billing rates, as well as the continued expansion of the Company's offshore development centers. Gross profit as a percentage of revenues increased to approximately 27.6% in fiscal year 1997 compared to 24.8% in fiscal year 1996. This increase in gross profit as a percentage of revenues is primarily attributable to the Company's continued strategic shift of its business toward higher margin service offerings, including Year 2000 services, and the increasing utilization and expansion of the Company's offshore development centers which operate at higher gross profit and operating margins. During fiscal year 1997, approximately 19% of the Company's revenue was generated from contract programming, a lower margin service offering, compared to 32% in fiscal year 1996, while Year 2000 revenue represented 14% of the Company's revenue in fiscal year 1997 up from 6% in fiscal year 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consists primarily of costs associated with the Company's direct selling and marketing efforts, human resources and recruiting departments, administration, and indirect facility costs. Selling, general and administrative expenses increased approximately 33% to $22.5 million in fiscal year 1997, excluding approximately $1.2 million of costs incurred in conjunction with the merger with Synergy Software, Inc., from $16.9 million in fiscal year 1996. This increase resulted from the continued expansion of the Company's direct selling and marketing effort, further enhancement of infrastructure, and other general overhead costs increases necessary to support the Company's continued revenue growth. Exclusive of its merger costs in 1997, selling, general and administrative expenses represented approximately 18% of revenues for fiscal years 1997 and 1996.

     Interest Expense (Income). Interest income for the year ended December 31, 1997 was $1.5 million, as compared to interest expense of $.5 million for the year ended December 31, 1996. This change is primarily due to reduced interest expense resulting from the repayment of outstanding debt during the first quarter of 1997, and interest earned from the investment of net proceeds from the Company's public offerings of Common Stock in 1997.

1996 COMPARED TO 1995

     Revenues. The Company's revenues increased approximately 28% to $92.8 million in fiscal year 1996 from $72.7 million in 1995. This growth in revenues is primarily attributable to additional services provided to existing clients and the expansion of the Company's client base. Revenues from existing clients in 1996 increased $8.5 million over revenues from those clients during 1995. Revenues from the Company's international operations increased 24% to $5.7 million in fiscal year 1996 from $4.6 million in fiscal year 1995.

     Gross Profit. Gross profit increased approximately 48% to $23.0 million in fiscal year 1996 from $15.5 million in fiscal year 1995. This increase in gross profit is attributable primarily to the expansion of the Company's client base, and the impact of the Company incurring approximately $3.0 million in excess personnel cost, primarily in 1995, to meet the demands of a fixed price project (the "Fixed-Price Project") to design and develop a human services and child enforcement system for a state government. Gross profit as a percentage of revenues increased to 24.8% in fiscal year 1996 from 21.3% in fiscal year 1995. This increase is due primarily to billing rate increases partially offset by salary increases to IT professionals in 1996 and the impact of the Fixed-Price Project on fiscal year 1995 results.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 32% to $16.9 million in fiscal year 1996 from $12.9 million in fiscal 1995. This increase resulted from expenses incurred to build and enhance the infrastructure necessary to support the Company's continued revenue growth. As a percentage of revenues, selling, general and administrative expenses represented approximately 18% for fiscal years 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

     From the Company's inception in 1985 through March 5, 1997, the Company generally funded its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under the Company's revolving credit facility with a commercial bank. The Company's cash provided by operations was $11.8 million, $5.0 million, and $1.8 million for the fiscal years ending December 31, 1997, 1996 and 1995 respectively.

     The principal use of cash for investing activities during the three fiscal years ending December 31, 1997 was for the purchase of property and equipment and computer software primarily as part of the development and enhancement of the Company's offshore software development centers.

     Historically, borrowings and repayments under the Company's revolving credit facility represented the most significant components of cash provided or used by financing activities. However, net cash provided by financing activities increased to approximately $45.1 million in fiscal year 1997 primarily due to the Company realizing net proceeds of approximately $61.6 million from its public offerings. All outstanding borrowings under the revolving credit facility as of March 5, 1997 were repaid from the proceeds of the initial public offering. In connection with the termination of the Company's S corporation status, the Company has made partial distributions of its previously undistributed S corporation earnings totaling $10.6 million.

     Under an arrangement with a commercial bank, the Company may borrow an amount not to exceed $21 million with interest at the bank's prime interest rate, or the Libor rate plus 1 1/2%. The borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of the Company. As of December 31, 1997, there were no borrowings outstanding under this facility. In recent years, the Company has executed several short-terms notes with the bank to finance the purchase of equipment and software. During fiscal year 1997, the balances outstanding on these notes were repaid.

     The international operations of the Company, principally the offshore development centers, accounted for approximately 11.9% and 6.2% of the Company's total revenues in fiscal years 1997 and 1996 respectively. Most of the Company's revenues are billed in U.S. dollars. The Company recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations in fiscal years 1997 and 1996 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. The

Company does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

     Inflation did not have a material impact on the Company's revenues or income from operations in fiscal years 1997, 1996 and 1995.

     The Company continues to address the impact of the year 2000 issue on its internal systems. The Company believes the cost associated with its plan to convert its internal systems will not be material. In addition, the Company anticipates that Year 2000 conversion services will represent a significant percentage of its revenues for the next few years.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. The Company will be required to adopt the new standard for the year ended December 31, 1998. This statement requires specific disclosure regarding the Company's capital structure, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. The Company will adopt this statement in fiscal year 1998.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued in June 1997. The Company will be required to adopt the new standard for the year ended December 31, 1998, although early adoption is permitted. The primary objective of this statement is to report and disclose a measure ("comprehensive income") of all changes in equity of a Company that result from transactions and other economic events of the period other than transactions with owners. The Company will adopt this statement in fiscal year 1998.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. The Company will be required to adopt the new standard for the year ended December 31, 1998, although early adoption is permitted. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way the Company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company will adopt this statement in fiscal year 1998.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. The Company will be required to adopt the new standard for the year ended December 31, 1998. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when Statement of Financial Accounting Standards No. 87, 88 and 106 were issued. The Company will adopt this statement in fiscal year 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Recruitment and Retention of IT Professionals

     The Company's business involves delivering IT services and is labor-intensive. The Company's success depends upon its ability to attract, develop, motivate and retain highly-skilled IT professionals and project managers possessing the technical skills and experience necessary to deliver the Company's services. Qualified IT professionals are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will continue to be available to the Company in sufficient numbers, or at wages that the Company is able to pass along to clients, or that the Company will be successful in retaining current or future employees. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition. Historically, the Company has conducted a significant portion of its recruiting outside the countries where the client's work was performed. Accordingly, any perception among the Company's IT professionals, whether or not well founded, that the Company's ability to assist them in obtaining H-1B temporary work permits and permanent residency status has diminished could lead to significant employee attrition which could result in the Company incurring increased costs for IT professionals.

Government Regulation of Immigration

     The Company recruits its IT professionals on a global basis to create a workforce that it can deploy wherever required and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of March 13, 1998, approximately 23% of CBSI's worldwide workforce was working under H-1B temporary work permits in the United States. There is a limit on the number of new H-1B permits that may be approved in a fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B permits to meet its personnel requirements. If the Company were unable to obtain H-1B permits for its employees in sufficient quantities or at a sufficient rate, the Company's business, operating results and financial condition could be materially and adversely affected. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws and regulations making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees, could require the Company to incur additional unexpected labor costs and other expenses. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's business, operating results and financial condition.

Increasing Significance and Risks of Non-U.S. Operations

     The Company's international consulting and offshore software development operations are important elements of its growth strategy. The Company opened offices in the United Kingdom in 1990, in Chennai, India in 1992, in Bangalore, India in 1995 and in Hyderabad, India in 1996. These operations depend greatly upon political climate and business and technology transfer laws in those countries, and upon the continued development of technology infrastructure. There can be no assurance that the Company's international operations will continue to be profitable or support the Company's growth strategy. The risks inherent in the Company's international business activities include unexpected changes in the political climate, regulatory environments, foreign currency fluctuations, tariffs and other trade barriers, difficulties in managing international operations and potential foreign tax consequences, including repatriation of earnings and the burden of complying with a wide variety of foreign laws and regulations. The Company's failure to manage growth, attract and retain personnel, manage major development efforts, or profitably deliver services or a significant interruption in the Company's ability to transmit data via satellite, could have a material adverse impact on the Company's ability to maintain and develop successfully is international operations and could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- CBSI Growth Strategies."

     The Company's international operations are subject to a number of special risks, including currency exchange rate fluctuations, trade barriers, exchange controls, political risks and risk of increases in duties, taxes and governmental royalties, as well as changes in laws and policies governing operations of foreign-based companies.

Variability Operating Results

     The Company's revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and progress on fixed-price projects during the quarter. Because a high percentage of the Company's expenses, in particular personnel and facilities costs, are relatively fixed, a variation in revenues may cause significant variations in operating results. Additionally, the Company periodically incurs cost increases due to both the hiring of new employees and strategic investments in its infrastructure in anticipation of future opportunities for revenue growth. No assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on the Company's financial condition.

Decrease in Demand for Year 2000 Services

     The Company expects that it will continue to receive increased revenues from additional Year 2000 engagements in the near term. However, the Company expects that Year 2000 engagements and revenues derived from such engagements will peak prior to calendar year 2000 as companies address their needs. Thereafter, the Company expects that revenues derived from Year 2000 engagements will steadily decline. In the absence of additional revenues from other sources, a decline in such engagements could have a material adverse effect on the Company's business, operating results and financial condition.

Exposure to Conditions in India

     A significant element of the Company's business strategy is to continue to develop its offshore software development centers in Bangalore and Chennai, India. As of March 13, 1998, the Company had approximately 30% of its workforce in India. The Indian government, as a means of encouraging foreign investment, has provided significant tax incentives and exemptions to regulatory restrictions. Certain of these benefits that directly affect the Company include, among others, tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. To be eligible for certain of these tax benefits, the Company must meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. With respect to duties, subject to certain conditions, goods, raw materials and components for production imported by the Company's offices in India are currently exempt from the levy of a customs duty.

     Although wage costs in India are significantly lower than in the U.S. and elsewhere for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Although the inflation rate for the periods has been insignificant, increases in inflation in the future could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, changes in interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the future could also have a material adverse effect on the Company's business, operating results and financial condition.

Fixed-Price Projects

     The Company undertakes certain projects on a fixed-price basis, as distinguished from billing on a time-and-materials basis. Significant cost overruns on fixed-price projects could have a material adverse effect on the Company's business, operating results and financial condition. These risks may be heightened if the Company acts as a subcontractor on a fixed-price project because of its limited ability to control project variables and to negotiate directly with the ultimate client. Although the Company intends to solicit fewer fixed-price project engagements in the future, there can be no assurance that any fixed-price project engagements that are accepted by the Company will be profitable. Failure to achieve profitability on any fixed-price project engagement could have a material adverse effect on the Company's business, operating results and financial condition.

Competition

     The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors include Cambridge Technology Partners, Information Management Resources, Inc., Keane, Inc. and participants within a variety of market segments, including "Big Six" accounting firms, implementation firms, software applications firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. In addition, there are relatively few barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new entrants into its markets. Moreover, there is a risk that clients may elect to increase their internal IT resources to satisfy their applications solutions needs. Further, the IT services industry is undergoing consolidation which may result in increasing pressure on margins. These factors may limit the Company's ability to increase prices commensurate with increases in compensation. There can be no assurance that the Company will compete successfully with existing or new competitors.

Management of Growth

     The Company has experienced rapid growth that has placed significant demands on the Company's managerial, administrative and operational resources. Revenues have grown from $32.4 million in fiscal year 1992 to $123.8 million in fiscal year 1997, and the number of employees has grown from 480 as of December 31, 1992 to 2,067 as of December 31, 1997. The Company's continued growth depends on its ability to recruit and retain IT professionals, to increase its international operations, to add service lines and to further expand its offshore facilities. Effective management of growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems and to train, motivate and manage its IT professionals. Failure to manage growth effectively and to train, motivate and manage its IT professionals could have a material adverse effect on the Company's business, operating results and financial condition.

Rapid Technology Change

     The IT industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. The Company's success will depend in part on its ability to develop IT solutions that keep pace with changes in the IT industry. There can be no assurance that the Company will be successful in addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render the Company's services noncompetitive or obsolete. The Company's failure to address these developments could have a material adverse effect on the Company's business, operating results and financial condition.

     A significant number of organizations are attempting to migrate business applications from a mainframe environment to advanced technologies, including client/server architectures and packaged software solutions. As a result, the Company's ability to remain competitive will be dependent on several factors, including its ability to help existing employees maintain or develop mainframe skills and to train and hire employees with skills in advanced technologies. The Company's failure to hire, train and retain employees with such skills could have a material and adverse impact on the Company's business. The Company's ability to remain competitive will also be dependent on its ability to design and implement, in a timely and cost-effective manner, effective transition strategies for clients moving from the mainframe environment to client/server, packaged software or other advanced architectures. The failure of the Company to design and implement such transition strategies in a timely and cost-effective manner could have a material adverse effect on the Company's business.

Risks Related to Acquisitions and Mergers

     As a significant part of its business strategy, the Company has expanded and will continue to seek to expand its operations through the acquisition of or merger with additional businesses that complement its core skills and have the potential to increase the overall value of the Company. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. The Company continuously evaluates potential business combinations. Future acquisitions and mergers may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Client satisfaction or performance problems within an acquired firm could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company may issue additional shares of its Common Stock to acquire such additional businesses which may dilute earnings per share and reduce the percentage ownership of existing shareholders.

Potential Liability to Clients

     Many of the Company's engagements, including Year 2000 projects, involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Although the Company attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services, there can be no assurance that its attempts to limit liability will be successful. The Company's failure or inability to meet a client's expectations in the execution of its services could result in a material adverse change to the client's operations and, therefore, could give rise to claims against the Company or damage the Company's reputation, adversely affecting its business, operating results and financial condition.

Absence of Long Term Contracts

     The typical contractual engagement with a client is for a term of one to three years. Generally, there is no assurance that a client will renew its contract when it terminates. In addition, the Company's contracts are generally cancelable by the client with 30 to 60 days notice. Under such contracts, clients may unilaterally reduce the use of the Company's services without penalty. Failure by the Company to retain its existing clients would materially adversely effect its results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Complete Business Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of Complete Business Solutions, Inc. (a Michigan corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Synergy Software, Inc., a company that Complete Business Solutions, Inc. merged with during 1997 in a transaction accounted for as a pooling of interests, as discussed in Note 3. Such statements are included in the related consolidated financial statements of Complete Business Solutions, Inc. and reflect total revenues and net income of 10% and 28% in 1996, and 7% and 40% in 1995, respectively, and 7% of total assets in 1996, of the consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Synergy Software, Inc., is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Complete Business Solutions, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Detroit, Michigan,
February 6, 1998.
(except with respect to the
matter discussed in Note 15,
as to which the date is
March 19, 1998).

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Synergy Software, Inc.

     We have audited the balance sheet of Synergy Software, Inc., as of December 31, 1996 and the related statements of operations and retained earnings and cash flows for the years ended December 31, 1996 and 1995 not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergy Software, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

Chicago, Illinois
October 25, 1997

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1997           1996
                                                              (DOLLARS IN THOUSANDS)
                           ASSETS
Current assets:
     Cash and cash equivalents..............................  $57,234        $ 3,743
     Accounts receivable, net...............................   25,175         22,689
     Deferred taxes.........................................    2,131             --
     Prepaid expenses and other.............................    1,168          1,136
                                                              -------        -------
          Total current assets..............................   85,708         27,568
                                                              -------        -------
Property and equipment, net.................................    6,456          5,213
Goodwill, net...............................................    2,809             --
Other assets................................................      759            918
                                                              -------        -------
          Total assets......................................  $95,732        $33,699
                                                              =======        =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................  $ 3,766        $ 2,522
     Accrued payroll and related costs......................    7,945          4,944
     Revolving credit facility..............................       --          5,400
     Other accrued liabilities..............................    3,858          1,471
     Distribution payable to shareholders...................    1,325            197
     Deferred revenue.......................................      874          1,124
                                                              -------        -------
          Total current liabilities.........................   17,768         15,658
                                                              -------        -------
Other liabilities...........................................      190            620
Minority interest...........................................       --          1,503
Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value, 1,000,000 shares
      authorized, none issued...............................       --             --
     Common stock, no par value, 30,000,000 shares
      authorized, 23,426,548 and 14,285,614 shares issued
      and outstanding as of December 31, 1997 and 1996,
      respectively (Note 15)
     Additional paid-in capital.............................   74,300          3,229
     Retained earnings......................................    6,660         15,013
     Stock subscriptions receivable.........................   (2,503)        (2,125)
     Cumulative translation adjustment......................     (683)          (199)
                                                              -------        -------
          Total shareholders' equity........................   77,774         15,918
                                                              -------        -------
          Total liabilities and shareholders' equity........  $95,732        $33,699
                                                              =======        =======

   The accompanying notes are an integral part of these consolidated balance sheets.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1997      1996      1995
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Revenues....................................................  $123,775   $92,750   $72,658
Cost of revenues:
     Salaries, wages and employee benefits..................    68,577    58,032    49,032
     Contractual services...................................    13,939     6,626     3,689
     Project travel and relocation..........................     5,910     3,638     3,258
     Depreciation and amortization..........................     1,174     1,453     1,178
                                                              --------   -------   -------
          Total cost of revenues............................    89,600    69,749    57,157
                                                              --------   -------   -------
          Gross profit......................................    34,175    23,001    15,501
Selling, general and administrative expenses................    22,530    16,930    12,858
Merger costs................................................     1,203        --        --
                                                              --------   -------   -------
          Income from operations............................    10,442     6,071     2,643
Interest expense (income), net..............................    (1,506)      520       676
Equity in loss of investee..................................       251       110        --
                                                              --------   -------   -------
          Income before provision for income taxes
            and minority interest...........................    11,697     5,441     1,967
Provision for income taxes..................................     4,114       108        10
Minority interest...........................................        82       158       252
                                                              --------   -------   -------
          Net income........................................  $  7,501   $ 5,175   $ 1,705
                                                              ========   =======   =======
Basic earnings per share --
  Weighted-average shares outstanding.......................    20,086    13,278    13,276
                                                              ========   =======   =======
  Basic earnings per share..................................  $   0.37   $  0.39   $  0.13
                                                              ========   =======   =======
Diluted earnings per share --
  Weighted-average shares outstanding.......................    20,086    13,278    13,276
  Dilutive effect of stock options..........................     1,210     2,014     1,480
                                                              --------   -------   -------
  Diluted weighted average shares outstanding...............    21,296    15,292    14,756
                                                              ========   =======   =======
  Diluted earnings per share................................  $   0.35   $  0.34   $  0.12
                                                              ========   =======   =======

                                                                 PRO FORMA INFORMATION
                                                              (UNAUDITED) (NOTE 15 AND 17)
Net income as reported......................................  $  7,501   $ 5,175   $ 1,705
Pro forma incremental income tax provision (benefit)........      (109)    1,805       385
                                                              --------   -------   -------
Pro forma net income........................................  $  7,610   $ 3,370   $ 1,320
                                                              ========   =======   =======
Basic earnings per share --
  Weighted-average shares outstanding.......................    20,354    14,892    14,888
                                                              --------   -------   -------
  Pro forma basic earnings per share........................  $   0.37   $  0.23   $  0.09
                                                              ========   =======   =======
Diluted earnings per share --
  Weighted-average shares outstanding.......................    20,354    14,892    14,888
  Dilutive effect of stock options..........................     1,210     2,014     1,480
                                                              --------   -------   -------
  Diluted weighted-average shares outstanding...............    21,564    16,906    16,368
                                                              --------   -------   -------
Pro forma diluted earnings per share........................  $   0.35   $  0.20   $  0.08
                                                              ========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      COMMON       ADDITIONAL                    STOCK        CUMULATIVE         TOTAL
                                      SHARES        PAID-IN      RETAINED    SUBSCRIPTIONS    TRANSLATION    SHAREHOLDERS'
                                    OUTSTANDING     CAPITAL      EARNINGS     RECEIVABLE      ADJUSTMENT        EQUITY
                                                                    (DOLLARS IN THOUSANDS)
Balance -- December 31, 1994....    13,275,428      $     4      $  9,191       $    --          $  --         $  9,195
  Net income....................            --           --         1,705            --             --            1,705
  Distribution to
    shareholders................            --           --          (635)           --             --             (635)
  Translation adjustment........            --           --            --            --           (159)            (159)
                                    ----------      -------      --------       -------          -----         --------
Balance -- December 31, 1995....    13,275,428            4        10,261            --           (159)          10,106
  Net income....................            --           --         5,175            --             --            5,175
  Translation adjustment........            --           --            --            --            (40)             (40)
  Distribution to
    shareholders................            --           --          (423)           --             --             (423)
  Capital contribution..........            --        1,100            --            --             --            1,100
  Stock options exercised.......     1,010,186        2,125            --        (2,125)            --               --
                                    ----------      -------      --------       -------          -----         --------
Balance -- December 31, 1996....    14,285,614        3,229        15,013        (2,125)          (199)          15,918
                                    ----------      -------      --------       -------          -----         --------
  Net income....................            --           --         7,501            --             --            7,501
  Translation adjustment........            --           --            --            --           (407)            (407)
  Stock options exercised.......       535,670        1,204            --          (685)            --              519
  Repayment of stock
    subscriptions receivable....            --           --            --           307             --              307
  Conversion of minority
    shareholder.................     1,105,264        4,593            --            --            (77)           4,516
  Issuances of common stock
    during public offerings,
    net.........................     7,500,000       61,640            --            --             --           61,640
  Distributions to
    shareholders................            --           --       (12,220)           --             --          (12,220)
  Recapitalizations.............            --        3,634        (3,634)           --             --               --
                                    ----------      -------      --------       -------          -----         --------
Balance -- December 31, 1997....    23,426,548      $74,300      $  6,660       $(2,503)         $(683)        $ 77,774
                                    ==========      =======      ========       =======          =====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  1997       1996       1995
                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net income..................................................    $  7,501    $ 5,175    $ 1,705
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................       2,298      2,259      1,843
     Provision for doubtful accounts........................         342        120        105
     Minority interest......................................          82        158        252
     Provision for deferred taxes...........................      (2,104)        --         --
     Equity in loss of investee.............................         251        110         --
     Stock option expense...................................         236         --         --
     Change in assets and liabilities:
       Accounts receivable..................................      (2,923)    (4,775)    (3,568)
       Prepaid expenses.....................................        (144)      (619)        29
       Other assets.........................................         (54)        12         (4)
       Accounts payable.....................................       1,204        842        714
       Accrued payroll and related costs and other
          liabilities.......................................       5,561      1,687        434
       Deferred revenue.....................................        (402)        80        312
                                                                --------    -------    -------
            Net cash provided by operating activities.......      11,848      5,049      1,822
                                                                --------    -------    -------
Cash flows from investing activities:
  Investment in property, equipment and other...............      (3,052)    (3,708)    (1,678)
  Investment in affiliate...................................        (405)      (195)        --
  Net repayments on notes receivable -- shareholder.........          --          4        519
                                                                --------    -------    -------
            Net cash used in investing activities...........      (3,457)    (3,899)    (1,159)
                                                                --------    -------    -------
Cash flows from financing activities:
  Net borrowings (payments) on revolving credit facility....      (5,400)        50       (100)
  Payments on long-term debt................................        (791)      (531)      (346)
  Proceeds from issuance of long-term debt..................          --        356        828
  Net proceeds from issuances of common stock...............      61,640         --         --
  S corporation distributions and other, net................     (10,304)      (423)      (634)
  Proceeds from sale of stock in subsidiary, net............          --      3,500         --
  Repurchase of stock in subsidiary.........................          --     (2,708)        --
  Capital contribution......................................          --      1,100         --
                                                                --------    -------    -------
            Net cash provided by (used in) financing
               activities...................................      45,145      1,344       (252)
                                                                --------    -------    -------
Effect of exchange rate changes on cash.....................         (45)       (12)       (38)
                                                                --------    -------    -------
Increase in cash and cash equivalents.......................      53,491      2,482        373
Cash and cash equivalents at beginning of period............       3,743      1,261        888
                                                                --------    -------    -------
Cash and cash equivalents at end of period..................    $ 57,234    $ 3,743    $ 1,261
                                                                ========    =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $     69    $   553    $   705
     Income taxes...........................................    $  5,508    $   134    $    --

  The accompanying notes are an integral part of these consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in thousands, except per share data)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Operations

     Complete Business Solutions, Inc. (CBSI) was founded in 1985. CBSI and its subsidiaries (the Company) is a worldwide provider of information technology
(IT) services to large and mid-size organizations. The Company offers its clients a broad range of IT services, from advising clients on strategic technology plans to developing and implementing appropriate IT solutions.

     Principles of Consolidation and Organization

     The consolidated financial statements include the accounts of CBSI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     On November 20, 1997 the Company signed an Agreement and Plan of Merger (Merger Agreement) with Synergy Software, Inc., (Synergy) a privately held Illinois corporation. The merger with Synergy was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying consolidated balance sheets and statements of income, cash flows and shareholders' equity have been retroactively restated.

     Through July 1996, CBSI held a 76% interest in Complete Business Solutions (India) Private Limited (CBS India) with the remaining 24% interest held by an entity affiliated with CBSI's shareholder (affiliated entity). In July 1996, CBSI formed CBS Complete Business Solutions (Mauritius) Limited (CBS Mauritius) and CBSI and the affiliated entity each contributed its ownership interest in CBS India for a similar interest in CBS Mauritius.

     In July 1996, CBS Mauritius sold an ownership interest to an unrelated entity for approximately $3,500, net of transaction costs. Simultaneously, CBS Mauritius repurchased its stock held by the affiliated entity for approximately $2,708 and CBSI made a capital contribution of $1,708 to CBS Mauritius. The net loss on this transaction was not material. As of December 31, 1996, CBSI owned 72% and the unrelated entity owned 28% of CBS Mauritius, which owned 100% of CBS India.

     As authorized in the CBS Mauritius Shareholders agreement and in connection with the initial public offering of CBSI's Common Stock, the 28% shareholder of CBS Mauritius converted its ownership interest in CBS Mauritius into 1,105,264 shares of CBSI's Common Stock. The acquisition of the minority shares was accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill of approximately $2,931 in the consolidated balance sheets and is being amortized over 20 years. The impact of this transaction on prior years was not significant, therefore pro forma information has not been provided.

     Foreign Currency

     For significant foreign operations, the local currencies have been designated as the functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and at the average exchange rate during the year for revenues and expenses. The resulting foreign currency translation adjustment is reflected as a separate component of shareholders' equity as of December 31, 1997 and 1996.

     Transaction gains and losses, which were not significant in the years presented, are reflected in the consolidated statements of income.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Cash and Cash Equivalents

     Cash and cash equivalents include investments in highly liquid money market funds with an initial maturity of three months or less.

     Financial Instruments

     The fair values and carrying amounts of certain of the Company's financial instruments, primarily accounts receivable and payable, are approximately equivalent.

     The carrying amount of the revolving credit facility approximates fair value due primarily to the variable rate of interest on this credit facility.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter.

     Revenue Recognition

     The Company recognizes professional service fee revenue on time-and-materials contracts as the services are performed. Revenues on fixed-priced contracts are recognized using the percentage of completion method. Percentage of completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion. Retainages, which are not material for any of the years presented, are included in accounts receivable in the accompanying consolidated balance sheets. The Company does not have significant contracts whose original duration is in excess of twelve months.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

2. COMMON STOCK OFFERINGS

     In March 1997, CBSI completed its initial public offering of 5,000,000 shares of its Common Stock at a price of $6 per share. This offering consisted of 4,600,000 shares of newly issued Common Stock and 400,000 shares sold by a selling shareholder. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from this offering were approximately $23,600. The net proceeds from this offering were used to repay outstanding debt, payment of a portion of previously undistributed S corporation earnings, and expansion of existing Company operations. The balance of these proceeds have been invested and will be used for general corporate purposes, including working capital needs.

     In August 1997, CBSI completed a secondary offering of 5,200,000 shares of its Common Stock at a price of $14 1/8 per share. This offering consisted of 2,900,000 shares of newly issued Common Stock and 2,300,000 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

costs, net proceeds to the Company from this offering were approximately $38,000. The net proceeds from this secondary offering have been invested and will be used for further expansion of Company operations; development of new service lines and possible acquisition of related businesses; and general corporate purposes, including working capital needs.

3. MERGERS

     On September 30, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 covering 10,000,000 shares of Common Stock to be issued in conjunction with the future mergers or acquisition of assets, businesses or securities.

     On November 20, 1997, the Company signed a Merger Agreement with Synergy. The Merger Agreement provided for all of the outstanding Synergy common stock to be exchanged for 1,390,894 shares of CBSI's common stock. See Note 10.

     Accounting policies of the entities were substantially the same, and both entities reported results of operations on a calendar year basis. There were no significant intercompany transactions requiring elimination in any period presented.

     Unaudited summarized results of operations and other changes in shareholders' equity of the previously separate entities for the nine month period ended September 30, 1997 are as follows:

                                                           COMPLETE BUSINESS      SYNERGY
                                                            SOLUTIONS, INC.    SOFTWARE, INC.
Revenues.................................................       $80,309            $9,252
                                                                =======            ======
Gross profit.............................................       $22,170            $2,643
                                                                =======            ======
Income from operations...................................       $ 7,629            $  977
                                                                =======            ======
Net income...............................................       $ 5,085            $  777
                                                                =======            ======
Other significant changes to shareholders equity --
  S Corporation distributions and other..................       $10,500            $  395
                                                                =======            ======

     On January 27, 1998, the Company signed a definitive merger agreement with c.w. Costello & Associates, inc. This merger will be accounted for by the pooling of interests method of accounting in 1998. See Note 18 of Notes to Consolidated Financial Statements.

4. ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

     The allowance for doubtful accounts is as follows:

                                                              1997   1996   1995
Balance -- beginning of period..............................  $214   $162   $100
Provision...................................................   342    120    105
Charge-offs.................................................    --    (68)   (43)
Balance -- end of period....................................
                                                              ----   ----   ----
                                                              $556   $214   $162
                                                              ====   ====   ====

     The Company's largest client represents 5% and 6% of accounts receivable as of December 31, 1997 and 1996, respectively, and represents 7%, 11% and 18% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. No other client accounted for more than 10% of total revenues for the years ended December 31, 1997, 1996 and 1995. In addition, over 80% of total revenues in each year for the years ended December 31, 1997, 1996 and 1995, respectively, were generated from existing clients from the previous fiscal year.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company grants credit to clients based upon management's assessment of their creditworthiness. Substantially all of the Company's revenues (and the resulting accounts receivable) are from large and mid-size companies, major systems integrators and governmental agencies.

5. PROPERTY AND EQUIPMENT

     As of December 31, 1997 and 1996, property and equipment consisted of the following:

                                                             DECEMBER 31,      ESTIMATED
                                                           -----------------     USEFUL
                                                            1997      1996       LIVES
Equipment................................................  $ 7,702   $ 5,687   3-5 years
Buildings................................................    1,044       986    31 years
Purchased software.......................................    2,123     1,959   3-5 years
Furniture and fixtures...................................    1,178       813   5-7 years
Leasehold improvements...................................      764       521     5 years
Automobiles..............................................      429       221     5 years
                                                           -------   -------
                                                            13,240    10,187
Accumulated depreciation.................................   (6,784)   (4,974)
                                                           -------   -------
Property and equipment, net..............................  $ 6,456   $ 5,213
                                                           =======   =======

6. RELATED PARTY TRANSACTIONS

     CBSI entered into two note arrangements aggregating $660 with a shareholder with a weighted average interest rate of approximately 6%. The amount outstanding on the notes was $574 as of December 31, 1994. These notes were repaid during 1995.

     During 1995, CBSI made non-interest bearing advances totaling $177, respectively, to a shareholder. The outstanding advances were repaid in 1995. In 1996, CBSI made non-interest bearing advances of $46 to the same shareholder for his personal use. The outstanding advances were repaid by the shareholder in December, 1996.

     During 1996, CBS India loaned approximately $100 to a related party. This loan was short-term and payable on demand. This loan and accrued interest were repaid during 1997.

     During 1996, a shareholder loaned $608 to CBSI in exchange for a note. The note was short-term and bore interest at 8.25%. This note and accrued interest of $23 were repaid in December 1996.

     The Company provided services to a client whose principal shareholder was a former director of the Company. The Company earned approximately $129, $216 and $111 for these services in 1997, 1996 and 1995, respectively.

     The Company incurred approximately $478 and $182 for the years ended December 31, 1997 and 1996, respectively, for consulting services provided by an affiliate of an outside director. No consulting services were provided to the Company by the director's affiliate during 1995.

     In August 1997, in connection with the Company's secondary offering, a related party paid the Company approximately $300 as required under Section 16(b) of the Exchange Act of 1934. This amount has been included in additional paid-in capital in the accompanying consolidated balance sheets.

     The above transactions were at prices and terms believed to be equivalent to those available from unrelated parties.

     See Note 1 for additional related party disclosures.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. REVOLVING CREDIT FACILITY

     Under a credit arrangement with a commercial bank, the Company may borrow an amount not to exceed $21 million at the bank's prime interest rate, or Libor plus 1.5%. The borrowings under the facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of the Company.

     The balance outstanding under this agreement at December 31, 1997 and 1996 was $0 and $5,400, respectively. The weighted average interest rate on the outstanding borrowings was 7.7% at December 31, 1996.

     The credit agreement contains various restrictive covenants which, among other items, require the Company to maintain certain levels of tangible net worth, a debt to earnings ratio, and a funded debt to capitalization ratio.

8. SELF-INSURANCE

     CBSI is self-insured for health and dental benefits up to $80 per occurrence. Insurance coverage is carried for risks in excess of this amount. CBSI has recognized health and dental benefits expense of approximately $2,403, $2,204 and $1,691 for the years ended December 31, 1997, 1996 and 1995, respectively. Estimated claims incurred but not reported were $550, and $300 as of December 31, 1997 and 1996, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

9. LEASES

     The Company leases its headquarters, regional offices, equipment and certain automobiles under noncancelable, long-term operating leases.

     Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $1,399, $1,084, and $1,059, respectively. The future minimum lease payments required under these operating leases for the years ending December 31, are as follows:

1998........................................................  $1,362
1999........................................................   1,332
2000........................................................   1,362
2001........................................................   1,358
2002........................................................   1,152
Thereafter..................................................     529
                                                              ------
                                                              $7,095
                                                              ======

10. STOCK OPTIONS

     CBSI maintains a Stock Option Plan (the Plan). Under the Plan, eligible employees and directors may be granted either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NISOs) at the discretion of the Compensation Committee of the Board of Directors. There are 3,247,454 shares of Common Stock authorized for grant under the Plan. Options under the Plan are granted at fair value on the date of grant. The options vest over periods determined by the Compensation Committee of the Company's Board of Directors. As a result of the merger with Synergy, as discussed in Note 3, outstanding Synergy stock options totalling 646,462 as of November 20, 1997 were converted into 418,210 options of CBSI based on the exchange rate provided in the Merger Agreement. These options retained their original terms and vesting periods. During 1997, Synergy recognized approximately $236 of compensation expense related to these stock options.

     The Plan agreements provide for the option holder to exercise the options in exchange for cash, or a promissory note payable to the Company over a period of at least five years for NISOs and at least two years

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for ISOs. These notes are full recourse and bear interest at the prime rate of interest determined at the date of exercise. Interest on the loans is payable every six months.

     The Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")". Accordingly, no additional compensation expense has been recognized for the Plan within the accompanying consolidated statements of income. Had compensation expense for the Plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's pro forma net income and pro forma net income per common share would have been reduced to the amounts indicated below:

                                                               1997     1996     1995
Net income --
  As reported...............................................  $7,501   $5,175   $1,705
  SFAS No. 123 pro forma....................................   6,494    4,576    1,600
Pro forma diluted earnings per share --
  As reported...............................................  $ 0.35   $ 0.30   $ 0.12
  SFAS No. 123 pro forma....................................  $ 0.30   $ 0.30   $ 0.11

     A summary of option activity, restated to give effect to the merger with Synergy, follows:

                                   OPTIONS OUTSTANDING
                              ------------------------------                   WEIGHTED AVERAGE
                                            WEIGHTED AVERAGE      OPTIONS       FAIR VALUE OF
                                SHARES       EXERCISE PRICE     EXERCISABLE    OPTIONS GRANTED
BALANCE, DECEMBER 31,
  1995....................     1,527,276         $ 1.85           190,264
                                                                  =======
Options granted...........       610,488           4.10                             $0.56
                                                                                    =====
Options exercised.........    (1,010,186)          2.11
                              ----------
BALANCE, DECEMBER 31,
  1996....................     1,127,578           2.83           215,834
                                                                  =======
Options granted...........     1,609,292          10.28                             $5.34
                                                                                    =====
Options exercised.........      (527,670)          1.84
Options cancelled.........       (66,690)         10.50
                              ----------
BALANCE, DECEMBER 31,
  1997....................     2,142,510         $ 8.43           188,312
                              ==========         ======           =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 1997, 1996 and 1995 grants: risk-free rate of interest of 6.7%, 7.0% and 6.2%, respectively; dividend yield of 0%; and expected lives of 3 to 4 years. A volatility factor of .67 was used in 1997.

11. BENEFIT PLAN

     CBSI maintains the Complete Business Solutions, Inc. Incentive Savings Plan and Trust (the 401(k) plan). All employees of CBSI are eligible to participate in the 401(k) plan once they have completed one year of service and have attained age 21.

     The 401(k) plan is a defined contribution plan, qualified as a profit sharing plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows eligible employees to contribute up to 18% of their compensation with CBSI matching a percentage of the contributions. For the years ended December 31, 1997, 1996 and 1995, CBSI matched 40% of the employees' contribution up to a maximum of 2.4% of the employees' compensation.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Matching contributions made by the Company amounted to approximately $489, $406 and $301 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company may also make an additional contribution, at its discretion, to the 401(k) plan. No such additional contributions have been made to date.

     Synergy maintained a defined contribution 401(k) plan for substantially all of its employees during the years ended December 31, 1997, 1996 and 1995. Under the plan, eligible employees could elect to contribute up to 15% of their base compensation. Synergy contributed an additional 25% of the employees' contributions up to 1% of the employees' aggregate base compensation. Synergy contributions to this plan amounted to $34, $26 and $16 for the years ended December 31, 1997, 1996 and 1995, respectively. Effective January 1, 1998, Synergy employees became eligible to participate in CBSI's 401(k) plan.

     CBSI maintains various employee retention programs, including bonus and deferred compensation. The expense related to these programs is recognized as the compensation is earned.

12. INCOME TAXES

     Prior to CBSI's initial public offering and the date of the merger with Synergy, the shareholders of the respective companies had elected, under the provisions of Subchapter S of the United States Internal Revenue Code, to have income and related tax benefits of the company included in the taxable income of the shareholders. As a result, no provision for U.S. federal or state income taxes has been included in the consolidated statements of income prior to CBSI's initial public offering and the date of the merger with Synergy.

     Upon termination of the Subchapter S elections, future income of the Company is subject to federal and state income taxes at the corporate level. Accordingly, the application of the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $920 during 1997.

     Subsequent to the terminations, the Company has provided federal and state income taxes in the consolidated statements of income based on the effective tax rate for fiscal year 1997. The unaudited pro forma net income in the consolidated statements of income reflects applicable pro forma adjustments to the provision for income taxes to reflect net income as if the Subchapter S elections had been revoked prior to January 1, 1996.

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

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The provision (benefit) for income taxes consists of:

                                                                 1997
Federal:
  Current...................................................    $ 6,014
  Deferred..................................................     (2,104)
                                                                -------
                                                                  3,910
                                                                -------
State:
  Current...................................................        204
  Deferred..................................................         --
                                                                -------
                                                                    204
                                                                -------
     Total provision........................................    $ 4,114
                                                                =======

     The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes follow:

                                                                  1997
Federal statutory rate......................................      35.0%
Effect of:
  Tax rate differences on foreign earnings not subject to
     U.S. tax...............................................      (6.1)
  Other, net................................................       3.0%
                                                                  ----
                                                                  31.9%
  S Corporation termination.................................       7.8
  S Corporation earnings....................................      (4.5)
                                                                  ----
                                                                  35.2%
                                                                  ====

     The components of net deferred income taxes include the tax effect of temporary differences arising from deferred revenue, employee benefits, computer software and other non-deductible accruals.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. GEOGRAPHIC OPERATIONS INFORMATION

     The following table summarizes selected financial information of the Company's operations by geographic location:

                                                               YEAR ENDED DECEMBER 31,
                                                            ------------------------------
                                                              1997       1996       1995
Revenues --
  United States.........................................    $120,951    $91,782    $71,165
  India.................................................      13,644      4,994      3,390
  Other international...................................       1,027        755      1,196
  Intersegment..........................................     (11,847)    (4,781)    (3,093)
                                                            --------    -------    -------
     Total..............................................    $123,775    $92,750    $72,658
                                                            ========    =======    =======
Income From Operations --
  United States.........................................    $  6,910    $ 5,034    $ 1,917
  India.................................................       3,445        999        678
  Other international...................................          87         38         48
                                                            --------    -------    -------
     Total..............................................    $ 10,442    $ 6,071    $ 2,643
                                                            ========    =======    =======
Identifiable Assets --
  United States.........................................    $ 84,331    $26,279    $22,848
  India.................................................       6,697      3,966      1,320
  Other international...................................       4,704      3,454        496
                                                            --------    -------    -------
     Total..............................................    $ 95,732    $33,699    $24,664
                                                            ========    =======    =======

14. COMMITMENTS, CONTINGENCIES AND POTENTIAL LIABILITY TO CLIENTS

     The Company has received a third-party complaint filed against it and other parties on February 3, 1997, by Network Six, Inc. ("NSI") in the Circuit Court of the First Circuit for the State of Hawaii. The third-party claims are asserted in an action that the State of Hawaii has brought against NSI. The Company has also received an answer and counterclaim, dated January 31, 1997, served by NSI in an action brought by the Company against NSI in the Superior Court of the State of Rhode Island. The Company acted as a subcontractor to NSI in connection with the development of software for the State of Hawaii. Additionally, NSI and the Company were parties to a letter of intent, now terminated, for the purpose of exploring a business combination or merger. The Company's suit against NSI in Rhode Island, as well as the State of Hawaii's suit against NSI in Hawaii, arise from the Hawaii software project.

     The allegations of NSI's third-party complaint in the Hawaii action and NSI's counterclaim in the Rhode Island action are substantively identical. NSI alleges that the Company wrongfully used information gained in connection with the letter of intent to attempt to gain control of the State of Hawaii project, interfered with NSI's relationship with the State of Hawaii, employed or solicited the employment of NSI employees in violation of contract, and otherwise breached contractual or other obligations to NSI. NSI seeks damages of approximately $481 from the Company for services and personnel allegedly provided to it by NSI, damages of $60,000 predicated on a decline in the market value of NSI's publicly-traded stock, and other unspecified losses. On May 30, 1997, the Circuit Court of the First Circuit for the State of Hawaii granted the Company's motion to dismiss claims asserting bad faith breach of contract with prejudice, and conspiracy without prejudice.

     The Company believes that it has not breached any contractual or other obligation to NSI as alleged either in the third-party complaint or the counterclaim, and that it possesses meritorious defenses or set-offs to all of NSI's claims. The Company does not believe that NSI's actions will result in material liability to it, or

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

that they will have a material adverse effect on its financial condition, business, or operations, and intends to vigorously contest the claims asserted in both actions.

     The Company is also, from time to time, a party to ordinary, routine litigation incidental to the Company's business. After discussion with its legal counsel, the Company does not believe that the ultimate resolution of any other existing matter will have a material adverse effect on its financial condition, results of operations or cash flows.

     In addition, many of the Company's engagements, including Year 2000 projects, involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. The Company attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services.

15. SUBSEQUENT EVENT -- STOCK DIVIDEND

     On February 18, 1998, the Board of Directors declared a two-for-one split of the Company's common stock, effected in the form of a stock dividend payable on March 19, 1998 to shareholders of record on March 5, 1998. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. All references to number of shares, except shares authorized, the number of options and to per share information in the consolidated financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

16. SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

     The following quarterly information is unaudited and has been restated to give effect to the Synergy merger (in thousands, except per share amounts).

1997                                                                  QUARTER ENDED
----                                                 -----------------------------------------------
                                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
Revenues...........................................  $27,130    $29,834     $32,597        $34,214
Gross profit.......................................    7,099      8,133       9,581          9,362
Income from operations.............................    2,004      2,790       3,812          1,836
Net income.........................................      780      2,184       2,898          1,639
Net income per weighted-average share..............    $0.05      $0.10         $0.13          $0.07
Pro forma net income...............................    1,260      2,031       2,773          1,546
Pro forma diluted earnings per share...............    $0.07      $0.10         $0.12          $0.06

1996                                                                  QUARTER ENDED
----                                                 -----------------------------------------------
                                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
Revenues...........................................  $20,864    $22,716     $24,457        $24,713
Gross profit.......................................    5,323      5,723       6,069          5,886
Income from operations.............................    1,378      1,730       1,853          1,110
Net income.........................................    1,158      1,446       1,579            992
Net income per weighted-average share..............    $0.08      $0.09         $0.10          $0.06
Pro forma net income...............................      738        902         999            731
Pro forma diluted earnings per share...............    $0.04      $0.05         $0.06          $0.04

17. PRO FORMA EARNINGS PER COMMON SHARE (UNAUDITED)

     Pro Forma Statement of Income Information

     The pro forma adjustments for the incremental income tax provision included in the accompanying consolidated statements of income reflects the additional provision for Federal and state income taxes at the

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

effective income tax rate as if the Company's Subchapter S elections had been revoked prior to January 1, 1995 and the Company had been taxed as a C corporation and no foreign tax holidays had been granted during the periods presented. The differences between the United States Federal statutory rate and the consolidated effective rate are as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                              1997      1996      1995
Statutory Federal income tax rate...........................  35.0%     34.0%      34.0%
State income taxes, net of Federal tax effect...............   2.0       3.0        3.0
Tax rate differences on foreign earnings not subject to U.S.
  tax.......................................................  (7.1)     (2.5)     (18.1)
Non-deductible merger costs.................................   2.5        --         --
Equity in loss of investee..................................   0.7       0.7         --
Other.......................................................   1.4       1.0        4.1
                                                              ----      ----      -----
                                                              34.5%     36.2%      23.0%
                                                              ====      ====      =====

     The Company considers all undistributed earnings of foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

     Pro forma weighted average shares outstanding is based on the following:
(i) the weighted average number of shares of Common Stock outstanding; (ii) the dilutive effect of outstanding Common Stock equivalents; (iii) the stock options and convertible shares issued during the twelve months immediately preceding the offering date (using the treasury stock method and the proposed initial public offering price per share) for all periods presented; and (iv) the sale of a sufficient number of shares of the Company's common stock necessary to provide funds to pay the cash portion of the S corporation distribution.

18. SUBSEQUENT EVENT -- MERGER WITH C.W. COSTELLO & ASSOCIATES, INC. (UNAUDITED)

     On January 27, 1998 the Company signed an Agreement and Plan of Merger with c.w. Costello & Associates, inc. (Costello), a privately held Delaware Corporation and with the holders of the issued and outstanding capital stock of Costello.

     This merger agreement provides for all of the outstanding Costello common stock to be exchanged for 3,363,090 shares of the Company's common stock. In negotiating the purchase price, the Company considered the current market value of its common stock, Costello's reputation as a premier provider of IT services to large and mid-sized corporations, the minimal overlap of Costello and the Company's clients, the broad range of IT services provided by Costello, Costello's 750 IT professionals and the opportunity to improve Costello's margins.

     The merger with Costello will be accounted for by the pooling of interests method of accounting.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The unaudited pro forma consolidated balance sheet shown below as of December 31, 1997 gives effect to the merger with Costello as if it had occurred on that date.

                                                                                HISTORICAL
                                                            HISTORICAL        C.W. COSTELLO
                                                         COMPLETE BUSINESS          &            PRO FORMA
                                                          SOLUTIONS, INC.    ASSOCIATES, INC.   CONSOLIDATED
                        ASSETS
Current assets:
  Cash and cash equivalents............................       $57,234            $   224          $ 57,458
  Accounts receivable, net.............................        25,175             13,399            38,574
  Deferred taxes.......................................         2,131                 --             2,131
  Prepaid expenses and other...........................         1,168                638             1,806
  Receivables from related parties -- current..........            --                236               236
                                                              -------            -------          --------
       Total current assets............................        85,708             14,497           100,205
                                                              -------            -------          --------
Property and equipment, net............................         6,456              1,915             8,371
Goodwill, net..........................................         2,809                 --             2,809
Other assets...........................................           759                 --               759
Receivables from related parties -- net of current
  portion..............................................            --                240               240
                                                              -------            -------          --------
       Total assets....................................       $95,732            $16,652          $112,384
                                                              =======            =======          ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued payroll and related costs....................       $ 7,945            $ 7,685          $ 15,630
  Accounts payable.....................................         3,766                604             4,370
  Note payable.........................................            --              3,380             3,380
  Distribution payable to shareholders.................         1,325                 --             1,325
  Deferred revenue.....................................           874                201             1,075
  Other accrued liabilities............................         3,858              2,635             6,493
                                                              -------            -------          --------
       Total current liabilities.......................        17,768             14,505            32,273
                                                              -------            -------          --------
Other liabilities......................................           190                 --               190
Commitments and contingencies
Shareholders' equity:
  Preferred stock......................................            --                 --                --
  Common stock.........................................            --                 --                --
  Additional paid-in capital...........................        74,300              1,028            75,328
  Retained earnings....................................         6,660              1,119             7,779
  Stock subscriptions receivable.......................        (2,503)                --            (2,503)
  Cumulative translation adjustment....................          (683)                --              (683)
                                                              -------            -------          --------
       Total shareholders' equity......................        77,774              2,147            79,921
                                                              -------            -------          --------
       Total liabilities and shareholders' equity......       $95,732            $16,652          $112,384
                                                              =======            =======          ========

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The unaudited pro forma consolidated statements of income shown below for the years ended December 31, 1997, 1996, and 1995, give effect to the following transactions as if such transactions had occurred as of the beginning of the periods;

           (i) amortization of goodwill over a period of 20 years as a result of CBSI's purchase of the 28% minority interest in CBS Mauritius, including the elimination of the minority interest;

           (ii) elimination of interest expense to give effect to the repayment of CBSI's revolving credit facility and long-term debt;

          (iii) merger with Costello, and

          (iv) provision for Federal and state income taxes at the effective income tax rate as if the companies had been taxed as a C corporation and no foreign tax holidays had been granted during the periods presented. The tax provision was computed as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
Statutory Federal income tax rate...........................   35.0%    34.0%    34.0%
State income taxes, net of Federal tax effect...............    2.0      3.0      3.0
Tax rate differences on foreign earnings not subject to U.S.
  tax.......................................................   (8.4)    (3.1)    (8.8)
Non-deductible merger costs.................................    3.0       --       --
Equity in loss of investee..................................    0.9      0.5       --
Other.......................................................    2.7      2.9      4.3
                                                              -----    -----    -----
                                                               35.2%    37.3%    32.5%
                                                              =====    =====    =====

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FOR THE YEAR ENDED DECEMBER 31, 1997

                             HISTORICAL                         PRO FORMA          HISTORICAL        MERGER
                          COMPLETE BUSINESS    PRO FORMA    COMPLETE BUSINESS   C.W. COSTELLO &     PRO FORMA     PRO FORMA
                           SOLUTIONS, INC.    ADJUSTMENTS    SOLUTIONS, INC.    ASSOCIATES, INC.   ADJUSTMENTS   CONSOLIDATED
Revenues................      $123,775           $ --           $123,775            $70,175           $  --        $193,950
Cost of revenues:
  Salaries, wages and
    employee benefits...        68,577             --             68,577             49,279              --         117,856
  Contractual
    services............        13,939             --             13,939              1,947              --          15,886
  Project travel and
    relocation..........         5,910             --              5,910              2,128              --           8,038
  Depreciation and
    amortization........         1,174             --              1,174                 --              --           1,174
                              --------           ----           --------            -------           -----        --------
    Total cost of
      revenues..........        89,600             --             89,600             53,354              --         142,954
                              --------           ----           --------            -------           -----        --------
    Gross profit........        34,175             --             34,175             16,821              --          50,996
Selling, general and
  administrative
  expenses..............        22,530             24             22,554             17,855              --          40,409
Merger costs............         1,203             --              1,203                 --              --           1,203
                              --------           ----           --------            -------           -----        --------
    Income (loss) from
      operations........        10,442            (24)            10,418             (1,034)             --           9,384
Interest expense
  (income), net.........        (1,506)           (53)            (1,559)               786              --            (773)
Equity in loss of
  investee..............           251             --                251                 --              --             251
                              --------           ----           --------            -------           -----        --------
    Income (loss) before
      provision for
      income taxes and
      minority
      interest..........        11,697             29             11,726             (1,820)             --           9,906
Provision for income
  taxes.................         4,114            (89)             4,025                120            (655)          3,490
Minority interest.......            82            (82)                --                 --              --              --
                              --------           ----           --------            -------           -----        --------
    Net income (loss)...      $  7,501           $200           $  7,701            $(1,940)          $ 655        $  6,416
                              ========           ====           ========            =======           =====        ========
Diluted earnings per
  share.................                                        $   0.36                                           $   0.26
                                                                ========                                           ========
Weighted average shares
  outstanding...........                                          21,564                                             24,727
                                                                ========                                           ========

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FOR THE YEAR ENDED DECEMBER 31, 1996

                              HISTORICAL                         PRO FORMA          HISTORICAL        MERGER
                           COMPLETE BUSINESS    PRO FORMA    COMPLETE BUSINESS   C.W. COSTELLO &     PRO FORMA     PRO FORMA
                            SOLUTIONS, INC.    ADJUSTMENTS    SOLUTIONS, INC.    ASSOCIATES, INC.   ADJUSTMENTS   CONSOLIDATED
Revenues.................       $92,750          $    --          $92,750            $42,557           $  --        $135,307
Cost of revenues:
  Salaries, wages and
    employee benefits....        58,032               --           58,032             27,555              --          85,587
  Contractual services...         6,626               --            6,626              1,028              --           7,654
  Project travel and
    relocation...........         3,638               --            3,638              1,518              --           5,156
  Depreciation and
    amortization.........         1,453               --            1,453                 --              --           1,453
                                -------          -------          -------            -------           -----        --------
      Total cost of
         revenues........        69,749               --           69,749             30,101              --          99,850
                                -------          -------          -------            -------           -----        --------
      Gross profit.......        23,001               --           23,001             12,456              --          35,457
Selling, general and
  administrative
  expenses...............        16,930              147           17,077             11,264              --          28,341
                                -------          -------          -------            -------           -----        --------
      Income from
         operations......         6,071             (147)           5,924              1,192              --           7,116
Interest expense
  (income), net..........           520             (610)             (90)               135              --              45
Equity in loss of
  investee...............           110               --              110                 --              --             110
                                -------          -------          -------            -------           -----        --------
      Income before
         provision for
         income taxes and
         minority
         interest........         5,441              463            5,904              1,057              --           6,961
Provision for income
  taxes..................           108            2,031            2,139                 86             370           2,595
Minority interest........           158             (158)              --                 --              --              --
                                -------          -------          -------            -------           -----        --------
      Net income.........       $ 5,175          $(1,410)         $ 3,765            $   971           $(370)       $  4,366
                                =======          =======          =======            =======           =====        ========
Diluted earnings per
  share..................                                         $  0.21                                           $   0.21
                                                                  =======                                           ========
Weighted average shares
  outstanding............                                          18,016                                             21,009
                                                                  =======                                           ========

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                    HISTORICAL
                              HISTORICAL                         PRO FORMA        C.W. COSTELLO       MERGER
                           COMPLETE BUSINESS    PRO FORMA    COMPLETE BUSINESS          &            PRO FORMA     PRO FORMA
                            SOLUTIONS, INC.    ADJUSTMENTS    SOLUTIONS, INC.    ASSOCIATES, INC.   ADJUSTMENTS   CONSOLIDATED
Revenues.................       $72,658           $  --           $72,658            $25,428           $  --        $98,086
Cost of revenues:
  Salaries, wages and
    employee benefits....        49,032              --            49,032             15,054              --         64,086
  Contractual services...         3,689              --             3,689              1,020              --          4,709
  Project travel and
    relocation...........         3,258              --             3,258              1,080              --          4,338
  Depreciation and
    amortization.........         1,178              --             1,178                 --              --          1,178
                                -------           -----           -------            -------           -----        -------
      Total cost of
         revenues........        57,157              --            57,157             17,154              --         74,311
                                -------           -----           -------            -------           -----        -------
      Gross profit.......        15,501              --            15,501              8,274              --         23,775
Selling, general and
  administrative
  expenses...............        12,858             147            13,005              6,715              --         19,720
                                -------           -----           -------            -------           -----        -------
      Income from
         operations......         2,643            (147)            2,496              1,559              --          4,055
Interest expense
  (income), net..........           676            (724)              (48)                62              --             14
                                -------           -----           -------            -------           -----        -------
      Income before
         provision for
         income taxes and
         minority
         interest........         1,967             577             2,544              1,497              --          4,041
Provision for income
  taxes..................            10             653               663                128             524          1,315
Minority interest........           252            (252)               --                 --              --             --
                                -------           -----           -------            -------           -----        -------
      Net income.........       $ 1,705           $ 176           $ 1,881            $ 1,369           $(524)       $ 2,726
                                =======           =====           =======            =======           =====        =======
Diluted earnings per
  share..................                                         $  0.11                                           $  0.14
                                                                  =======                                           =======
Weighted average shares
  outstanding............                                          17,478                                            20,083
                                                                  =======                                           =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 15, 1998 were as follows:

                NAME                   AGE                  POSITION WITH THE COMPANY
Rajendra B. Vattikuti................  47    President, Chief Executive Officer and Director
Timothy S. Manney....................  39    Executive Vice President of Finance and Administration,
                                             Treasurer and Director
Daniel S. Rankin.....................  43    Vice President of Technical Services
Gena M. Lodolo.......................  49    Vice President of Sales
Nanjappa S. Venugopal................  45    Director of Human Resources
Douglas S. Land......................  40    Director
Frank D. Stella......................  79    Director
John A. Stanley......................  60    Director

     Rajendra B. Vattikuti, founded the Company and has been its President and Chief Executive Officer since February 1985.

     Timothy S. Manney has served as Executive Vice President of Finance and Administration and Treasurer and as a Director since November 1993. From February 1990 to November 1993, Mr. Manney held various positions with the Company, most recently as Chief Financial Officer. Mr. Manney joined CBSI in 1990.

     Daniel S. Rankin has served as Vice President of Technical Services since September 1994. From September 1990 to September 1994, Mr. Rankin served as Director of Insurance Services for Medstat, Inc. Mr. Rankin joined CBSI in 1994.

     Gena Lodolo has served as Vice President of Sales since June 1997. From April 1995 to June 1997, Ms. Lodolo was an independent marketing consultant to manufacturing companies. From January 1986 to April 1995, Ms. Lodolo held various sales related positions at Data General Corporation, including positions as Sales Director, Reseller Division and District Manager, Midwest Division. Ms. Lodolo joined the Company in 1997.

     Nanjappa S. Venugopal has served as Director of Human Resources since October 1996. Mr. Venugopal also served as the business unit manager for the manufacturing sector of the Company from September 1991 to September 1996. Mr. Venugopal joined the Company in 1991.

     Douglas S. Land has served as a Director since November 1993 and as an advisor to the Company since 1988. Mr. Land is the founder and President of Economic Analysis Group, Ltd., a Washington DC-based consulting firm that has been providing financial and economic consulting services since 1983. Mr. Land is also the President and founder of The Chesapeake Group, a financial advisory firm that has been providing consulting services to start-up and middle-market firms since 1985. From January 1992 to February 1993, Mr. Land was an Executive Vice President of Hambro Resource Development Incorporated, an affiliate of Hambros Bank London, which provides investment and merchant banking services. Mr. Land holds a Bachelor of Science degree in Economics, a Master of Business Administration degree in Finance and a Master of Arts degree in International Relations from the University of Pennsylvania.

     Frank D. Stella has served as a Director since November 1993. Mr. Stella has served as President of F.D. Stella Products Company, a food service and dining equipment company, since 1946. Mr. Stella was appointed to the Commission for White House Fellows by President Ronald W. Reagan in 1983 and has served as Chairman of the Income Tax Board of Review, City of Detroit, since 1965. Mr. Stella is also a board member of VFS, Inc., an insurance holding company, and a former board member of the Federal Home Loan Bank of Indianapolis. He is also on the boards of several medical and charitable organizations. Mr. Stella holds a degree from the College of Commerce and Finance at the University of Detroit.

     John A. Stanley has served as a Director since June 1997. Mr. Stanley has served as President of European Operations of Lexmark International since March 1991. Previously, he was employed by IBM for 22 years. Mr. Stanley is a graduate of FitzWilliam College, University of Cambridge, England with a Master of Arts degree, and holds a degree in Personnel Management from The London School of Economics.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation earned by the Company's Chief Executive Officer and each of the other executive officers whose salary and bonus compensation for the fiscal year ended December 31, 1997 exceeded $100,000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                                                                -------------
                                                ANNUAL COMPENSATION              SECURITIES
                                          -------------------------------        UNDERLYING         ALL OTHER
 NAME AND PRINCIPAL POSITION               SALARY      BONUS       OTHER        OPTIONS(#)(5)    COMPENSATION(2)
Rajendra B. Vattikuti.........    1997    $350,000    $350,000    $16,788(1)           --            $3,800
  President and                   1996     411,000     288,000     14,729(2)           --             3,800
  Chief Executive Officer
Timothy S. Manney.............    1997     180,000     108,000         --              --             3,800
  Executive Vice President of     1996     150,000      50,000      2,746(4)           --             3,800
  Finance and Administration,
  Treasurer
Daniel S. Rankin..............    1997     180,000      50,000         --              --             2,980
  Vice President of Technical     1996     160,000      35,000         --              --             3,800
  Services
Gena M. Lodolo................    1997      78,750      62,473         --          50,000                --
  Vice President of Sales         1996          --          --         --              --                --
Nanjappa S. Venugopal.........    1997     125,000      40,000         --              --               692
  Director of Human Resources     1996     100,000      35,000         --          59,422             3,240

-------------------------
(1) Includes $4,688 representing the imputed value of certain health and life insurance benefits provided by the Company to Mr. Vattikuti and $12,100 representing the personal use of corporate cars.

(2) Includes $3,576 representing the imputed value of certain health and life insurance benefits provided by the Company to Mr. Vattikuti and $11,153 representing the personal use of corporate cars. It does not include benefits from certain non-interest bearing loans outstanding during 1996.

(3) Represents amount of contribution by the Company on behalf of such individual to the Company's 401(k) Plan.

(4) Represents the imputed value of certain health and life insurance benefits provided by the Company.

(5) Adjusted for March 19, 1998 2 for 1 stock dividend.

                             OPTION GRANTS IN 1997

                                                 INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE
                              --------------------------------------------------------    VALUE AT ASSUMED ANNUAL
                                                PERCENT OF                                 RATES OF STOCK PRICE
                                NUMBER OF      TOTAL OPTIONS                              APPRECIATION FOR OPTION
                                SECURITIES      GRANTED TO                                        TERM(1)
                                UNDERLYING     EMPLOYEES IN     EXERCISE    EXPIRATION    -----------------------
            NAME              OPTION GRANTED    FISCAL YEAR     PRICE(2)       DATE          5%            10%
Gena M. Lodolo(3)(4)........      50,000            10%          $9.19       9/12/06      $253,335       $623,977

-------------------------
(1) The potential realizable value is calculated based on the terms of the option at the time of grant (nine years). Assumed stock price appreciation of 5% and 10% is based on the fair value at the time of grant.

(2) The exercise price equals the fair market value of the Common Stock as of the grant date as determined by the Board of Directors.

(3) Ms. Lodolo's options are exercisable in four equal annual installments commencing on June 3, 1998.

(4) Share numbers and the exercise prices of Stock Options are adjusted to reflect the March 19, 1988 2 for 1 stock dividend.

     The following table sets forth certain information with respect to the stock options held at December 31, 1996 by the Named Executive Officers below who exercised options during 1997:

           AGGREGATED OPTION EXERCISES IN 1997 AND 1997 OPTION VALUES

                                                              NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                              SHARES                         OPTIONS AT YEAR END(#)              YEAR END($)(1)
                            ACQUIRED ON       VALUE       ----------------------------    ----------------------------
          NAME              EXERCISE(#)     REALIZED      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
Daniel S. Rankin........      70,000        $841,400        78,556          148,556       $1,708,637      $3,231,093
Nanjappa S. Venugopal...      19,806         198,951            --           39,616               --         861,648
Gena M. Lodolo..........          --              --            --           50,000               --         628,000

-------------------------
(1) Calculated based on December 31, 1997 stock price of $21.75 as adjusted for March 19, 1998 2 for 1 stock dividend.

(2) All share numbers adjusted to reflect the March 19, 1998 2 for 1 stock dividend.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table set forth certain information regarding beneficial ownership of the Company's Common Stock as of March 13, 1998 (i) for each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) by all executive officers and directors as a group. Except as noted, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, subject to community property laws where applicable.

                                                                     BENEFICIAL
                                                                     OWNERSHIP
                                                                --------------------
                                                                NUMBER OF
                            NAME                                SHARES(8)    PERCENT
Rajendra B. Vattikuti(1)(9).................................    9,984,550       37%
Putnum Investments Inc.(2)..................................    2,300,200        9%
Charles Costello(7).........................................    1,405,484        5%
Timothy S. Manney(1)........................................      449,004        2%
Douglas S. Land(3)..........................................      356,860        1%
Daniel S. Rankin(1)(4)......................................      227,114        1%
Frank D. Stella(5)..........................................       51,596        *
Nanjappa S. Venugopal(1)....................................       19,806        *
John A. Stanley(6)..........................................       11,300        *
Gena Lodolo(1)..............................................           --        *
All directors and executive officers as a group (8
  persons)..................................................    11,100,230      41%

-------------------------
 *  Less than 1%.

(1) The address of Mr. Vattikuti, Mr. Manney, Mr. Rankin, Mr. Venugopal and Ms. Lodolo is c/o Complete Business Solutions, Inc., 32605 West Twelve Mile Road, Suite #250, Farmington Hills, MI 48334.

(2) The address of Putnam Investments, Inc. is One Post Square, Boston, MA
    02109.

(3) The address of Mr. Land is c/o the Chesapeake Group, 515 Madison Avenue, 21st Floor, New York, NY, 10022. Does not include 28,522 shares transferred to certain family members. Mr. Land disclaims beneficial ownership of such shares.

(4) Includes 207,114 shares subject to options immediately exercisable.

(5) The address of Mr. Stella is c/o F. D. Stella Products Company, 7000 Fenkell, Detroit, MI 48238. Includes 25,846 shares subject to options immediately exercisable.

(6) The address of Mr. Stanley is c/o Lexmark International, Immeuble Jean Monnet, 11 Place des Vosques, Paris La Defense, France 92061.

(7) The address of Mr. Costello is 5583 Golf Pointe Dr., Sarasota, FL 34243. Includes 113,834 shares owned by his spouse.

(8) Adjusted for the March 19, 1998 2 for 1 stock dividend.

(9) Does not include 40,580 shares owned by his spouse. Mr. Vattikuti disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (IN THOUSANDS)

     During 1996, CBS India loaned approximately $100 to Vanaja Gangavarupu, the mother-in-law of Rajendra Vattikuti. This loan was short-term, payable on demand and noninterest bearing. This loan and accrued interest were repaid during 1997.

     The Company incurred approximately $478 and $182 for the years ended December 31, 1997 and 1996, respectively, for consulting services provided by The Chesapeake Group, an entity affiliated with Douglas Land. No consulting services were provided to the Company by The Chesapeake Group during 1995.

     In August 1997, in connection with the Company's secondary offering, Rajendra Vattikuti paid the Company approximately $300 as required under Section 16(b) of the Exchange Act of 1934. This amount has been included in additional paid-in capital in the accompanying consolidated balance sheets.

     During 1997, Timothy Manney repaid $181 of a promissory note which was issued in 1996 in conjunction with the exercise of Nonqualified Stock Options.

     During 1997, Mr. Land repaid $126 of a promissory note which was issued in 1996 in conjunction with the exercise of Nonqualified Stock Options.

     During 1997, Nanjappa Venugopal exercised a portion of his stock options and the Company issued 19,806 shares of Common Stock for an aggregate purchase price of $83. Pursuant to the terms of the Incentive Stock Option Agreement between Mr. Venugopal and the Company, the Company loaned Mr. Venugopal $83 to purchase shares. The promissory note executed by Mr. Venugopal provides that the loan matures in October 1999 and bears interest at the rate of 6% per annum, payable semi-annually.

     Subsequent to March 5, 1997, the Company made partial distributions to certain shareholders of $10,600 as part of the termination of the Company's S corporation status.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of the report:

          1. Consolidated Financial Statements

             The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                                                PAGE
                Independent Auditors' Report................................     20
                Consolidated Balance Sheets as of December 31, 1997 and
                  1996......................................................     22
                Consolidated Statements of Income for each of the years
                  ended December 31, 1997, 1996 and 1995....................     23
                Consolidated Statements of Shareholders' Equity for each of
                  the years ended December 31, 1997, 1996 and 1995..........     24
                Consolidated Statements of Cash Flows for each of the years
                  ended December 31, 1997, 1996 and 1995....................     25
                Notes to Consolidated Financial Statements..................     26

          2. Financial Statement Schedules

             None

          3. Exhibits

 EXHIBIT
  NUMBER                              DESCRIPTION
 3.1*         Restated Articles of Incorporation of the Company, as
              amended.
 3.2*         Bylaws of the Company.
 4.1*         See Exhibits 3.1 and 3.2 for provisions of the Restated
              Articles of Incorporation and Restated Bylaws of the Company
              defining rights of the holders of Common Stock of the
              Company.
 4.2*         Specimen Stock Certificate.
10.1*         Employment Agreement dated December 12, 1996 between the
              Company and Rajendra B. Vattikuti.
10.2*         Employment Agreement dated December 12, 1996 between the
              Company and Timothy S. Manney.
10.3*         Lease dated October 22, 1992 and its seven amendments dated
              October 1, 1993, June 14, 1994, June 28, 1994, September 30,
              1994, October 14, 1994, August 10, 1995 and August 6, 1996,
              between the Company and Orchard Ridge Office Park Limited
              Partnership.
10.3(a)**     Lease amendments Nos. 8 and 9 dated June 11, 1997, and June
              20, 1997, respectively, between the Company and Orchard
              Ridge Office Park Limited Partnership.
10.5*         1996 Stock Option Plan.
10.5(a)       Amended 1996 Stock Option Plan.
10.6*         Form of Incentive Stock Option Agreement.
10.7*         Nonqualified Stock Option Agreement dated April 25, 1996
              between the Company and Daniel S. Rankin.
10.8*         Nonqualified Stock Option Agreement dated April 25, 1996
              between the Company and Douglas S. Land.
10.9*         Nonqualified Stock Option Agreement dated April 25, 1996
              between the Company and Timothy S. Manney.
10.10*        U.S. License Agreement dated November 3, 1995 between the
              Company and Andersen Consulting LLP, as amended.

 EXHIBIT
  NUMBER                              DESCRIPTION
10.11*        Acquisition Agreement, dated as of July 19, 1996 between the
              Company, JF Electra (Mauritius) Limited, CBS Complete
              Business Solutions (Mauritius) Limited and Raj Vattikuti
              (without Exhibits).
10.13**       Loan Agreement dated June 18, 1997 between the Company and
              NBD Bank.
10.14*        Promissory Note dated December 30, 1996 and Exercise and
              Loan Notice and Stock Pledge dated December 30, 1996, each executed by Douglas S. Land.
10.15*        Promissory Note dated December 30, 1996 and Exercise and
              Loan Notice and Stock Pledge dated December 30, 1996, each executed by Timothy S. Manney.
10.16*        Incentive Stock Option Agreement dated September 12, 1996
              between the Company and Nanjappa S. Venugopal.
10.17(a)*     Nonqualified Stock Option Agreement dated March 3, 1997
              between the Company and Frank Stella regarding October 27,
              1995 grant date.
10.17(b)*     Nonqualified Stock Option Agreement dated March 3, 1997
              between the Company and Frank Stella regarding September 12,
              1996 grant date.
10.18**       Lease Agreement, dated June 17, 1997 between Complete
              Business Solutions (India) Private Limited and the President
              of India through the Development Commissioner, Madras Export
              Processing Zone.
10.19         Complete Business Solutions Employee Stock Purchase Plan.
21.1          Subsidiaries of Registrant.
23.1          Consent of Arthur Andersen LLP.
23.2          Consent of Coopers and Lybrand, L.L.P.
27.1          Financial Data Schedule.

-------------------------
 * Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

** Incorporated herein by reference to Exhibit of the same number in the Form
   S-1 Registration Statement of the Registrant (Registration No. 333-32739 dated as of August 4, 1997.)

     (b) Reports on Form 8-K During the Last Quarter of the Fiscal Year ended December 31, 1997

          One

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1937, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPLETE BUSINESS SOLUTIONS, INC.

                                          By:   /s/ RAJENDRA B. VATTIKUTI

                                            ------------------------------------
                                                   Rajendra B. Vattikuti
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          /s/ TIMOTHY S. MANNEY             Executive Vice President of Finance and   March 30, 1998
------------------------------------------    Administration, Treasurer and Director
            Timothy S. Manney                 Principal Financial and Accounting
                                              Officer

           /s/ FRANK D. STELLA              Director                                  March 30, 1998
------------------------------------------
             Frank D. Stella

           /s/ DOUGLAS S. LAND              Director                                  March 30, 1998
------------------------------------------
             Douglas S. Land

           /s/ JOHN A. STANLEY              Director                                  March 30, 1998
------------------------------------------
             John A. Stanley