Form 10-Q
period 1998-03-31
COMPLETE BUSINESS SOLUTIONS INC
filed 1998-05-13
CIK 1028461

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                                  NO PAR VALUE
                            (Class of Common Stock)
                                   27,222,900
                        (Outstanding as of May 4, 1998)

================================================================================

                       COMPLETE BUSINESS SOLUTIONS, INC.

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements........................................      3
           Condensed Consolidated Balance Sheets.......................      3
           Condensed Consolidated Statements of Income.................      4
           Condensed Consolidated Statements of Cash Flows.............      5
           Notes to Condensed Consolidated Financial Statements........      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      9
PART II. OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................     12

SIGNATURES.............................................................     13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,    DECEMBER 31,
                                                                  1998           1997
                                                                ---------    ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                       (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 49,674       $ 57,458
  Accounts receivable, net..................................      45,858         38,574
  Prepaid expenses and other................................       2,139          2,042
                                                                --------       --------
     Total current assets...................................      97,671         98,074
                                                                --------       --------
Property and equipment, net.................................       9,393          8,371
Goodwill, net...............................................       2,772          2,809
Other assets................................................       1,170            999
                                                                --------       --------
     Total assets...........................................    $111,006       $110,253
                                                                ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  6,863       $  4,370
  Accrued payroll and related costs.........................      14,629         15,630
  Revolving credit facility.................................          --          3,380
  Distribution and loan payable to shareholders.............       1,458          1,325
  Current portion of deferred revenue.......................       1,810          1,075
  Other accrued liabilities.................................       5,727          4,362
                                                                --------       --------
     Total current liabilities..............................      30,487         30,142
                                                                --------       --------
Other liabilities...........................................         165            190
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized, none issued................................          --             --
  Common stock, no par value, 30,000,000 shares authorized,
     27,014,720 and 26,653,406 shares issued and outstanding
     as of March 31, 1998 and December 31, 1997,
     respectively...........................................          --             --
  Additional paid-in capital................................      74,180         75,328
  Retained earnings.........................................      10,131          7,779
  Stock subscriptions receivable............................      (3,249)        (2,503)
  Cumulative translation adjustment.........................        (708)          (683)
                                                                --------       --------
     Total shareholders' equity.............................      80,354         79,921
                                                                --------       --------
     Total liabilities and shareholders' equity.............    $111,006       $110,253
                                                                ========       ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ----------------------
                                                                 1998         1997
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
                                                                     (UNAUDITED)
Revenues....................................................    $60,537      $41,469
Cost of revenues:
  Salaries, wages and employee benefits.....................     33,560       25,642
  Contractual services......................................      5,763        2,944
  Project travel and relocation.............................      2,704        1,421
  Depreciation and amortization.............................        318          364
                                                                -------      -------
          Total cost of revenues............................     42,345       30,371
                                                                -------      -------
          Gross profit......................................     18,192       11,098
Selling, general and administrative expenses................     11,990        8,551
Merger costs................................................      3,421           --
                                                                -------      -------
          Income from operations............................      2,781        2,547
Other expense (income)......................................       (538)          92
                                                                -------      -------
          Income before provision for income taxes and
           minority interest................................      3,319        2,455
Provision for income taxes..................................      3,048        1,135
Minority interest...........................................         --           82
                                                                -------      -------
          Net income........................................    $   271      $ 1,238
                                                                =======      =======
Basic earnings per share --
  Weighted-average shares outstanding.......................     26,902       19,810
                                                                =======      =======
  Basic earnings per share..................................    $  0.01      $  0.06
                                                                =======      =======
Diluted earnings per share --
  Weighted-average shares outstanding.......................     26,902       19,810
  Diluted effect of stock options...........................      1,536          569
                                                                -------      -------
  Diluted weighted average shares outstanding...............     28,438       20,379
                                                                =======      =======
  Diluted earnings per share................................    $  0.01      $  0.06
                                                                =======      =======
                                                                PRO FORMA INFORMATION
                                                                     (UNAUDITED)
Net income as reported......................................    $   271      $ 1,238
Pro forma incremental income tax benefit....................     (1,417)        (315)
                                                                -------      -------
Pro forma net income........................................    $ 1,688      $ 1,553
                                                                =======      =======
Basic earnings per share --
  Weighted-average shares outstanding.......................     26,902       20,884
                                                                =======      =======
  Basic earnings per share..................................    $  0.06      $  0.07
                                                                =======      =======
Diluted earnings per share --
  Weighted-average shares outstanding.......................     26,902       20,884
  Diluted effect of stock options...........................      1,536          569
                                                                -------      -------
  Diluted weighted-average shares outstanding...............     28,438       21,453
                                                                =======      =======
  Pro forma diluted earnings per share......................    $  0.06      $  0.07
                                                                =======      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                -----------------------
                                                                  1998           1997
                                                                (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net income................................................    $   271        $ 1,238
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................        750            677
  Provision for doubtful accounts...........................        297             72
  Equity in loss of investee................................         --             72
  Minority interest.........................................         --             82
  Change in assets and liabilities --
     Accounts receivable....................................     (7,645)         1,322
     Prepaid expenses and other.............................       (392)           320
     Accounts payable.......................................      2,483            713
     Accrued payroll and related costs and other
      liabilities...........................................        497            173
     Deferred revenue.......................................        710            (94)
                                                                -------        -------
       Net cash provided by (used in) operating
        activities..........................................     (3,029)         4,575
                                                                -------        -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (1,658)          (701)
                                                                -------        -------
       Net cash used in investing activities................     (1,658)          (701)
                                                                -------        -------
Cash flows from financing activities:
  Net payments on revolving credit facility.................     (3,380)        (2,635)
  Payments on long-term debt................................         --           (791)
  Net proceeds from issuance of common stock................        269         24,392
  S corporation distribution................................         --         (8,592)
                                                                -------        -------
       Net cash provided by (used in) financing
        activities..........................................     (3,111)        12,374
                                                                -------        -------
Effect of exchange rate changes on cash.....................         14             --
                                                                -------        -------
Increase (decrease) in cash and cash equivalents............     (7,784)        16,248
                                                                -------        -------
Cash and cash equivalents at beginning of period............     57,458          3,937
                                                                -------        -------
Cash and cash equivalents at end of period..................    $49,674        $20,185
                                                                =======        =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $    76        $   141
     Income taxes...........................................    $ 1,777        $   483

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. and subsidiaries (CBSI) as of March 31, 1998, the results of its operations for the three-month periods ended March 31, 1998 and 1997, and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in CBSI's 1997 Form 10-K.

     The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 1998.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

     The consolidated financial statements include the accounts of CBSI. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     On January 27, 1998, a subsidiary of CBSI closed an agreement and plan of merger with c.w. Costello & Associates, inc. (Costello), a privately held Delaware corporation. The merger agreement provided for all of the outstanding Costello Common Stock to be exchanged for 3,363,090 of CBSI's Common Stock. In addition, outstanding Costello options totaling 16,000 as of January 27, 1998 were converted into 56,909 options of CBSI. These options retained their original terms and vesting periods. The merger with Costello was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying condensed consolidated balance sheets and statements of income, cash flows, and shareholders' equity have been retroactively restated.

     On November 20, 1997 a subsidiary of CBSI closed an agreement and plan of merger with Synergy Software, Inc., (Synergy) a privately held Illinois corporation. The merger agreement provided for all of the outstanding Synergy Common Stock to be exchanged for 1,390,894 shares of CBSI's Common Stock. In addition, outstanding Synergy options totaling 646,462 as of November 20, 1997 were converted into 418,210 options of CBSI. These options retained their original terms and vesting periods. The merger with Synergy was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying condensed consolidated balance sheets and statements of income and cash flows have been retroactively restated.

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

     As authorized in the CBS Mauritius Shareholders agreement and in connection with the initial public offering of CBSI's Common Stock, the 28% shareholder of CBS Mauritius converted its ownership interest in CBS Mauritius into 1,105,264 shares of CBSI's Common Stock. The acquisition of the minority shares was accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill of approximately $2,931 in the condensed consolidated balance sheets and is being amortized over 20 years.

3. COMMON STOCK OFFERINGS

     In March 1997, CBSI completed an initial public offering of 5,000,000 shares of its Common Stock at a price of $6.00 per share. That offering consisted of 4,600,000 shares of newly issued Common Stock and 400,000 shares sold by a selling shareholder. After underwriting discounts, commissions and other issuance costs, net proceeds to CBSI from that offering were approximately $23,792. The net proceeds from that offering have been invested in cash equivalents with an initial maturity of three months or less.

     In August 1997, CBSI completed a secondary offering of 5,200,000 shares of its Common Stock at a price of $14 1/8 per share. This offering consisted of 2,900,000 shares of newly issued Common Stock and 2,300,000 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance costs, net proceeds to CBSI from this offering were approximately $38,000. The net proceeds from this secondary offering have been invested and will be used for further expansion of CBSI operations; development of new service lines and possible acquisition of related businesses; and general corporate purposes, including working capital needs.

4. STOCK DIVIDEND

     On February 18, 1998, the Board of Directors declared a two-for-one split of the Company's common stock, effected in the form of a stock dividend payable on March 19, 1998 to shareholders of record on March 5, 1998. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. All references to number of shares, except shares authorized, the number of options and to per share information in the condensed consolidated financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

5. INCOME TAXES

     Prior to March 4, 1997, the shareholders of CBSI had elected, under the provisions of Subchapter S of the United States Internal Revenue Code, to have income and related tax benefits of CBSI included in the taxable income of the shareholders. As a result, no provision for U.S. federal or state income taxes has been included in the condensed consolidated statements of income prior to March 4, 1997.

     On March 4, 1997, in connection with the initial public offering discussed in Note 3, the shareholders and CBSI revoked the Subchapter S election, thereby subjecting future income of CBSI to federal and state income taxes at the corporate level. Accordingly, the application of the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No.
109) resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $920 during the three month period ended March 31, 1997.

     As discussed in Note 2, on January 27, 1998, the Company merged with Costello, an S corporation. As a result of the merger, the S corporation status was terminated thereby subjecting future income of Costello to federal and state income taxes at the corporate level. Accordingly, the application of SFAS No. 109 resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $1,400 during the three month period ended March 31, 1998.

     CBSI has provided federal and state income taxes in the condensed consolidated statements of income based on the anticipated effective tax rate for fiscal years 1998 and 1997. The unaudited pro forma net income in the condensed consolidated statements of income reflect applicable pro forma adjustments to the provision for income taxes to reflect net income as if the Subchapter S elections had been revoked prior to January 1, 1997.

     CBS Mauritius is incorporated in Mauritius and is not subject to income taxes. CBS India is an Indian corporation subject to income taxes and receives exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. CBSI considers all undistributed earnings of its foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

6. SUBSEQUENT EVENT -- MERGER WITH CLAREMONT TECHNOLOGY GROUP, INC.

     On April 8, 1998, CBSI signed an agreement and Plan of Merger with Claremont Technology Group, Inc. (Claremont), a publicly traded Oregon corporation and with the holders of the issued and outstanding capital stock of Claremont.

     This merger agreement provides for all of the outstanding Claremont common stock to be exchanged for approximately 7.2 million shares of CBSI's common stock. In negotiating the purchase price, CBSI considered the current market value of its common stock, Claremont's reputation as a premier provider of IT services to large and mid-sized corporations, the minimal overlap of Claremont and CBSI's clients, the broad range of IT services provided by Claremont, Claremont's 700 IT professionals and Claremont's experience in ERP and client/server technology.

     The merger with Claremont is expected to be accounted for by the pooling of interests method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with CBSI's condensed consolidated financial statements and notes thereto included in this Quarterly Report. With the exception of statements regarding historical matters and statements regarding CBSI's current status, certain matters discussed below and throughout this management discussion and analysis are forward-looking statements that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results. Such forward-looking statements regarding targets or projections may be identified by the use of the words "anticipate", "believe", "estimate", "expect", "plan" and similar expressions. Factors that could cause such differences include the recruitment and retention of IT professionals, government regulation of immigration, increasing significance and risks of non-U.S. operations, variability of operating results, decrease in demand for Year 2000 services, exposure to conditions in India, fixed-price projects, competition, management of growth, rapid technological change, risks related to mergers and acquisitions and potential liability to clients.

RESULTS OF OPERATIONS

     Revenues. CBSI's revenues increased approximately 46% to $60.5 million for the three month period ended March 31, 1998 from $41.5 million for the same period in 1997. This growth in revenues is primarily attributable to increases in CBSI's IT professional workforce, increases in average billing rates, further expansion of CBSI's international operations and additional services provided to existing clients. CBSI's IT professional workforce increased approximately 38% for the three month period ended March 31, 1998 from the comparable three month period in 1997. Revenues from international operations, principally offshore development centers, increased approximately 341% to $7.7 million for the three month period ending March 31, 1998 from $1.7 million for the same three month period in 1997. Revenues from existing clients increased $15.2 million for the three month period ended March 31, 1998 over the same period in 1997.

     Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit increased approximately 64% to $18.2 million for the three month period ended March 31, 1998 from $11.1 million for the same period in 1997. This increase is primarily attributable to increases in CBSI's IT professional workforce and average U.S. billing rates, as well as the continued expansion of CBSI's offshore development centers. Gross profit as a percentage of revenues increased to approximately 30% for the three month period ended March 31, 1998 from approximately 27% for the same period in 1997. This increase in gross profit margin as a percentage is primarily attributable to CBSI's continued strategic shift of its business toward higher margin service offerings, including Year 2000 services, and the increasing utilization and expansion of CBSI's offshore development centers which operate at higher gross profit and operating margins. For the three month period ended March 31, 1998, approximately 18% of revenues were generated from contract programming services, as compared with approximately 27% for the three month period ended March 31, 1997. While Year 2000 services, a higher margin service offering, represented 20% of revenues for the three month period ended March 31, 1998 compared to 9% for the same period in 1997.

     Selling, General and Administrative. Selling, general and administrative expenses consists primarily of costs associated with CBSI's direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative excluding approximately $3.4 million of merger costs included in conjunction with the merger with Costello expenses increased approximately 40% to $12.0 million for the three month period ended March 31, 1998 from $8.6 million for the same period in 1997. This increase resulted from the continued expansion of CBSI's direct selling and marketing effort, further enhancement of the infrastructure, and other general overhead cost increases necessary to support CBSI's continued revenue growth. Exclusive of merger costs, as a percentage of revenues, selling, general and administrative expenses represented approximately 20% for the three month period ended March 31, 1998 compared to 21% for the same period in 1997.

     Other Expense (Income). Other expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. Other income for the three month period ended March 31, 1998 was $.5 million, as compared to other expense of $.1 million for the three month period ended March 31, 1997. This change is primarily due to reduced interest expense, resulting from the repayment of CBSI outstanding debt in 1997 and the repayment of Costello's debt in 1998 and interest earned from the investment of net proceeds from CBSI's public offerings of Common Stock in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     From the Company's inception in 1985 through January 27, 1998, the Company generally funded its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under the Company's revolving credit facilities with commercial banks. The Company's cash used in operations was $3.0 million for the three month periods ended March 31, 1998 compared to cash provided by operations of $4.6 million for the three month period ended March 31, 1997. During the three month period ended March 31, 1998, cash flows used in operating activities were approximately $3 million, primarily the result of payment of deferred compensation arrangements, bonuses and taxes related to the merger with Costello.

     The principal use of cash for investing activities during the three month periods ended March 31, 1998 and 1997 was for the purchase of property and equipment and computer software primarily as part of the development and enhancement of the Company's software development centers.

     Historically, borrowings and repayments under CBSI's revolving credit facilities represented the most significant components of cash provided or used by financing activities. However, net cash provided by financing activities was approximately $12.4 million primarily due to CBSI realizing net proceeds of approximately $24.4 million from its initial public offering on March 5, 1997. All outstanding borrowings under the revolving credit facility as of March 5, 1997 were repaid from the proceeds of the initial public offering. In connection with the termination of CBSI's S corporation status, CBSI made partial distributions of its previously undistributed S corporation earnings.

     Under an arrangement with a commercial bank, CBSI may borrow an amount not to exceed $21 million with interest at the bank's prime interest rate, or the Libor rate plus 1 1/2%. The borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI. As of March 31, 1998, there were no borrowings outstanding under this facility. In recent years, CBSI has executed several short-terms notes with the bank to finance the purchase of equipment and software. During fiscal year 1997, the balances outstanding on these notes were repaid. In 1997 and through February 1998, Costello had a line of credit with a commercial bank which included a base borrowing line of $11 million and a special advance of $1.5 million. As of December 31, 1997, approximately $3.4 million was outstanding under this line of credit. In conjunction with the merger and during the first quarter of 1998, the outstanding balance on this line of credit was repaid.

     The international operations of CBSI, principally the offshore development centers, accounted for approximately 12% of CBSI's total revenues during the three month period ended March 31, 1998. Most of the CBSI's revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the three month period ended March 31, 1998 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

     Inflation did not have a material impact on CBSI's revenues or income from operations during the three month period ended March 31, 1998.

     CBSI continues to address the impact of the year 2000 issue on its internal systems. CBSI believes the cost associated with its plan to convert its internal systems will not be material. In addition, CBSI anticipates that Year 2000 conversion services will represent a significant percentage of its revenues for the next few years.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. CBSI will be required to adopt the new standard for the year ended December 31, 1998. This statement requires specific disclosure regarding CBSI's capital structure, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. CBSI's adoption of this statement during the first quarter of 1998 resulted in no significant changes to the financial statements.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued in June 1997. CBSI will be required to adopt the new standard for the year ended December 31, 1998, although early adoption is permitted. The primary objective of this statement is to report and disclose a measure ("comprehensive income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. CBSI's adoption of this statement during the first quarter of 1998 resulted in no significant changes to the financial statements.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. CBSI will be required to adopt the new standard for the year ended December 31, 1998, although early adoption is permitted. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way CBSI's management organizes segments within CBSI for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. CBSI will adopt this statement in fiscal year 1998.

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. CBSI will be required to adopt the new standard for the year ended December 31, 1998. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when Statement of Financial Accounting Standards No. 87, 88 and 106 were issued. CBSI will adopt this statement in fiscal year 1998.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    NUMBER                             EXHIBIT
    ------                             -------
     (11)    Computation of Earnings per share
     (27)    Financial Data Schedule

(b) Reports on Form 8-K

     One report on Form 8-K was filed during the three month period ended March 31, 1998 --

     On March 30, 1998, an 8-K was filed reporting a two-for-one split of the Company's common stock effected in the form of a stock dividend payable on March 19, 1998 to shareholders of record on March 5, 1998. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. All references to number of shares, except shares authorized, the number of options and to per share information in the condensed consolidated financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

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

                                          COMPLETE BUSINESS SOLUTIONS, INC.

                                          By:   /s/ RAJENDRA B. VATTIKUTI

                                            ------------------------------------
                                                   Rajendra B. Vattikuti
                                               President and Chief Executive
                                                           Officer

                                                  /s/ TIMOTHY S. MANNEY

                                            ------------------------------------
                                                     Timothy S. Manney
                                            Executive Vice President of Finance
                                                             and
                                               Administration, Treasurer and
                                                           Director

Dated: May 13, 1998

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    11         Computation of Per Share Earnings
    27         FDS Schedule