Form 10-Q
period 1998-06-30
COMPLETE BUSINESS SOLUTIONS INC
filed 1998-08-04
CIK 1028461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                  NO PAR VALUE
                            (Class of Common Stock)
                                   27,224,900
                       (Outstanding as of July 22, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Statements of Income.................      3
           Condensed Consolidated Balance Sheets.......................      4
           Condensed Consolidated Statements of Cash Flows.............      5
           Notes to Condensed Consolidated Financial Statements........      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      9
PART II.   OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders.........     12
Item 5.    Other Information...........................................     12
Item 6.    Exhibits and Reports on Form 8-K............................     12

SIGNATURES.............................................................     14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                           ------------------    -------------------
                                                            1998       1997        1998       1997
                                                           -------    -------    --------    -------
Revenues...............................................    $67,012    $46,850    $127,549    $88,319
Cost of revenues:
  Salaries, wages and employee benefits................     36,633     28,210      70,193     53,852
  Contractual services.................................      6,806      3,795      12,569      6,739
  Project travel and relocation........................      2,454      1,726       5,158      3,147
  Depreciation and amortization........................        332        293         650        657
                                                           -------    -------    --------    -------
          Total cost of revenues.......................     46,225     34,024      88,570     64,395
                                                           -------    -------    --------    -------
          Gross profit.................................     20,787     12,826      38,979     23,924
Selling, general and administrative expenses...........     12,635      9,815      24,625     18,366
Merger costs...........................................         --         --       3,421         --
                                                           -------    -------    --------    -------
          Income from operations.......................      8,152      3,011      10,933      5,558
Interest expense (income)..............................       (632)        98      (1,170)       190
                                                           -------    -------    --------    -------
          Income before provision for income taxes and
            minority interest..........................      8,784      2,913      12,103      5,368
Provision for income taxes.............................      2,773        862       5,821      1,997
Minority interest......................................         --         --          --         82
                                                           -------    -------    --------    -------
          Net income...................................    $ 6,011    $ 2,051    $  6,282    $ 3,289
                                                           =======    =======    ========    =======
Basic earnings per share --
  Weighted-average shares outstanding..................     27,223     23,169      27,089     21,504
                                                           =======    =======    ========    =======
  Basic earnings per share.............................    $  0.22    $  0.09    $   0.23    $  0.15
                                                           =======    =======    ========    =======
Diluted earnings per share --
  Weighted-average shares outstanding..................     27,223     23,169      27,089     21,504
  Diluted effect of stock options......................      1,361        871       1,422        718
                                                           -------    -------    --------    -------
  Diluted weighted average shares outstanding..........     28,584     24,040      28,511     22,222
                                                           =======    =======    ========    =======
  Diluted earnings per share...........................    $  0.21    $  0.09    $   0.22    $  0.15
                                                           =======    =======    ========    =======

Net income as reported.................................    $ 6,011    $ 2,051    $  6,282    $ 3,289
Pro forma incremental income tax provision (benefit)...         --        107      (1,417)      (208)
                                                           -------    -------    --------    -------
Pro forma net income...................................    $ 6,011    $ 1,944    $  7,699    $ 3,497
                                                           =======    =======    ========    =======
Basic earnings per share --
  Weighted-average shares outstanding..................     27,223     23,169      27,089     22,041
                                                           =======    =======    ========    =======
  Basic earnings per share.............................    $  0.22    $  0.08    $   0.28    $  0.16
                                                           =======    =======    ========    =======
Diluted earnings per share --
  Weighted-average shares outstanding..................     27,223     23,169      27,089     22,041
  Diluted effect of stock options......................      1,361        871       1,422        718
                                                           -------    -------    --------    -------
  Diluted weighted-average shares outstanding..........     28,584     24,040      28,511     22,759
                                                           =======    =======    ========    =======
  Pro forma diluted earnings per share.................    $  0.21    $  0.08    $   0.27    $  0.15
                                                           =======    =======    ========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                JUNE 30,    DECEMBER 31,
                                                                  1998          1997
                                                                --------    ------------
                                                                      (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 52,579      $ 57,458
  Accounts receivable, net..................................      54,287        38,810
  Prepaid expenses and other................................       3,256         1,806
                                                                --------      --------
     Total current assets...................................     110,122        98,074
                                                                --------      --------
Property and equipment, net.................................      10,141         8,371
Goodwill, net...............................................       2,736         2,809
Other assets................................................         635           999
                                                                --------      --------
     Total assets...........................................    $123,634      $110,253
                                                                ========      ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  6,415      $  4,370
  Accrued payroll and related costs.........................      18,820        15,630
  Revolving credit facility.................................          --         3,380
  Distribution and loan payable to shareholders.............         765         1,325
  Deferred revenue..........................................       2,103         1,075
  Other accrued liabilities.................................       9,010         4,362
                                                                --------      --------
     Total current liabilities..............................      37,113        30,142
                                                                --------      --------
Other liabilities...........................................         170           190
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized, none issued................................          --            --
  Common stock, no par value, 30,000,000 shares authorized,
     and 27,224,677 and 26,653,406 shares issued and
     outstanding as of June 30, 1998 and December 31, 1997,
     respectively...........................................
  Additional paid-in capital................................      74,641        75,328
  Retained earnings.........................................      16,142         7,779
  Stock subscriptions receivable............................      (3,270)       (2,503)
  Cumulative translation adjustment.........................      (1,162)         (683)
                                                                --------      --------
     Total shareholders' equity.............................      86,351        79,921
                                                                --------      --------
     Total liabilities and shareholders' equity.............    $123,634      $110,253
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

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                ------------------
                                                                 1998       1997
                                                                -------    -------
Net income..................................................    $ 6,282    $ 3,289
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      1,844      1,367
  Provision for doubtful accounts...........................        612        150
  Minority interest.........................................         --         82
  Equity in loss of investee................................         --        144
  Change in assets and liabilities --
     Accounts receivable....................................    (16,499)    (2,307)
     Prepaid expenses and other.............................     (1,088)    (1,360)
     Accounts payable.......................................      2,022      1,081
     Accrued payroll and related costs and other
      liabilities...........................................      7,655      2,675
     Deferred revenue.......................................      1,008        707
                                                                -------    -------
       Net cash provided by operating activities............      1,836      5,828
                                                                -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (3,390)    (1,626)
                                                                -------    -------
       Net cash used in investing activities................     (3,390)    (1,626)
                                                                -------    -------
Cash flows from financing activities:
  Net payments on revolving credit facility and long-term
     debt...................................................     (3,380)    (4,231)
  Net proceeds from issuance of common stock................        760     24,292
  S corporation distribution................................       (658)    (9,417)
                                                                -------    -------
       Net cash provided by (used in) financing
        activities..........................................     (3,278)    10,644
                                                                -------    -------
Effect of exchange rate changes on cash.....................        (47)        --
                                                                -------    -------
Increase (decrease) in cash and cash equivalents............     (4,879)    14,846
                                                                -------    -------
Cash and cash equivalents at beginning of period............     57,458      3,937
                                                                -------    -------
Cash and cash equivalents at end of period..................    $52,579    $18,783
                                                                =======    =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $    76    $   668
     Income taxes...........................................    $ 3,646    $ 1,747

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. and subsidiaries (CBSI) as of June 30, 1998, the results of its operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in CBSI's Joint Proxy Statement/ Prospectus, dated June 9, 1998.

     The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 1998.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

     The consolidated financial statements include the accounts of CBSI. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     On January 27, 1998, a subsidiary of CBSI closed an agreement and plan of merger with c.w. Costello & Associates, inc. (Costello), a privately held Delaware corporation. The merger agreement provided for all of the outstanding Costello Common Stock to be exchanged for 3,363,090 of CBSI's Common Stock. In addition, outstanding Costello options totaling 16,000 as of January 27, 1998 were converted into 56,909 options of CBSI. These options retained their original terms and vesting periods. The merger with Costello was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying condensed consolidated balance sheets and statements of income, and cash flows have been retroactively restated.

     On November 20, 1997, a subsidiary of CBSI closed an agreement and plan of merger with Synergy Software, Inc., (Synergy) a privately held Illinois corporation. The merger agreement provided for all of the outstanding Synergy Common Stock to be exchanged for 1,390,894 shares of CBSI's Common Stock. In addition, outstanding Synergy options totaling 646,462 as of November 20, 1997 were converted into 418,210 options of CBSI. These options retained their original terms and vesting periods. The merger with Synergy was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying condensed consolidated balance sheets and statements of income and cash flows have been retroactively restated.

3. STOCK DIVIDEND

     On February 18, 1998, the Board of Directors declared a two-for-one split of CBSI's common stock, effected in the form of a stock dividend payable on March 19, 1998 to shareholders of record on March 5, 1998. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. All references to number of shares, except shares authorized, the number of options and to per share information in the condensed consolidated financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

4. INCOME TAXES

     Prior to CBSI's initial public offering and the date of the merger with Synergy, the shareholders of the respective companies had elected, under the provisions of Subchapter S of the United States Internal Revenue Code, to have income and related tax benefits of CBSI included in the taxable income of the shareholders. As a result, no provision for U.S. federal or only certain state income taxes have been included in the condensed consolidated statements of income prior to CBSI's initial public offering and the date of the merger with Synergy.

     Upon termination of the Subchapter S elections, future income of CBSI is subject to federal and state income taxes at the corporate level. Accordingly, the application of the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No. 109) resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $920 during the six month period ended June 30, 1997.

     As discussed in Note 2, on January 27, 1998, the Company merged with Costello, an S corporation. As a result of the merger, the S corporation status was terminated thereby subjecting future income of Costello to federal and state income taxes at the corporate level. Accordingly, the application of SFAS No. 109 resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $1,400 during the six month period ended June 30, 1998.

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

5. SUBSEQUENT EVENTS

     On April 9, 1998, CBSI announced that it had signed a definitive Merger Agreement with Claremont Technology Group, Inc. (Claremont), a publicly traded Oregon corporation.

     On July 16, 1998 and July 22, 1998, respectively, the shareholders of Claremont and CBSI approved the Merger Agreement, and on July 24, 1998 the Merger was completed.

     The Merger Agreement provided that all of the outstanding Claremont common stock be exchanged for approximately 7.2 million shares of CBSI's common stock and that outstanding Claremont stock options be converted into approximately 1.2 million options to acquire CBSI Common Stock. In negotiating the purchase price, CBSI considered the current market value of its Common Stock, Claremont's reputation as a leading IT Systems Integrator, Claremont expertise in ERP (enterprise resource planning) software implementation and client/server technology, the minimal overlap of Claremont's and CBSI's clients, and the opportunity to improve Claremont's margins.

     The merger with Claremont will be accounted for by the pooling of interests method of accounting. The following table presents unaudited summarized results of operations and other changes in Shareholders' equity for CBSI for the six month period ended June 30, 1998, and Claremont for the six month period ended

March 31, 1998. Financial information for Claremont as of and for the periods ended June 30, 1998 is not currently available.

                                                              COMPLETE BUSINESS          CLAREMONT
                                                               SOLUTIONS, INC.     TECHNOLOGY GROUP, INC.
                                                              -----------------    ----------------------
Revenues..................................................        $127,549                $44,895
                                                                  ========                =======
Gross profit..............................................          38,979                 18,723
                                                                  ========                =======
Income (loss) from Operations.............................          10,933                 (6,244)
                                                                  ========                =======
Net Income (loss).........................................           6,282                 (6,495)
Other significant changes to Shareholders' equity -- S
  Corporation distributions and other.....................             133                     --
                                                                  ========                =======

     On July 22, 1998, the shareholders of CBSI approved to increase the number of CBSI Common Stock authorized for issuance from 30,000,000 to 200,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with CBSI's condensed consolidated financial statements and notes thereto included in this Quarterly Report. With the exception of statements regarding historical matters and statements regarding CBSI's current status, certain matters discussed below and throughout this management discussion and analysis are forward-looking statements that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results. Such forward-looking statements regarding targets or projections may be identified by the use of the words "anticipate", "believe", "estimate", "plan", and similar expressions. Factors that could cause such differences include the recruitment and retention of IT professionals, government regulation of immigration, increasing significance and risks of non-U.S. operations, variability of operating results, decrease in demand for Year 2000 services, exposure to conditions in India, fixed-price projects, competition, management of growth, rapid technological change, risks related to mergers and acquisitions and potential liability to clients.

RESULTS OF OPERATIONS

     Revenues. The Company's revenues increased approximately 43% to $67 million for the three month period ended June 30, 1998 from $46.9 million for the same period in 1997. Revenue increased approximately 44% to $127.5 million for the six month period ended June 30, 1998 from $88.3 million for the same period in 1997. This growth in revenues is primarily attributable to increases in the Company's IT professional workforce, increases in average billing rates, further expansion of the Company's international operations and additional services provided to existing clients. The Company's IT professional workforce increased approximately 39% for the three month period ended June 30, 1998 from the comparable three month period in 1997, and approximately 38% for the six month period ended June 30, 1998 from the comparable six month period in 1997. Revenues from international operations, principally offshore development centers, increased approximately 245% to $16.9 million for the six month period ending June 30, 1998 from $4.9 million for the same six month period in 1997. Revenues from existing clients increased $19 million and $37.9 million for the three month and six month periods ended June 30, 1998, respectively, over the same periods in 1997.

     Gross Profit. Gross profit increased approximately 62% to $20.8 million for the three month period ended June 30, 1998 from $12.8 million for the same period in 1997, and approximately 63% to $39 million for the six month period ended June 30, 1998 from $24 million for the same six month period in 1997. These increases are primarily attributable to increases in the Company's IT professional workforce and average U.S. billing rates, as well as the continued expansion of the Company's offshore development centers. Gross profit as a percentage of revenues increased to approximately 31% for the three month period ended June 30, 1998 from approximately 27% for the same period in 1997. For the six month period ended June 30, 1998, gross profit margin increased to approximately 31% from 27% for the same period in 1997. These increases in gross profit margin as a percentage of revenues are primarily attributable to the Company's continued strategic shift of its business toward higher margin service offerings, including Year 2000 services, and the increasing utilization and expansion of the Company's offshore development centers which operate at higher gross profit and operating margins. For the three month period ended June 30, 1998, approximately 16% of revenues were generated from contract programming services, as compared with approximately 18% for the three month period ended March 31, 1998 and approximately 25% for the six month period ended June 30, 1997. Year 2000 services, a higher margin service offering, represented 22% of revenues for the three month period ended June 30, 1998 compared to 12% for the same period in 1997.

     Selling, General and Administrative. Exclusive of merger costs, selling, general and administrative expenses increased approximately 29% to $12.6 million for the three month period ended June 30, 1998 from $9.8 million for the same period in 1997, and approximately 34% to $24.6 million for the six month period ended June 30, 1998 from $18.4 million for the same six month period in 1997. These increases resulted from the continued expansion of the Company's direct selling and marketing effort, further enhancement of the infrastructure, and other general overhead cost increases necessary to support the Company's continued revenue growth. Exclusive of merger costs, as a percentage of revenues, selling, general and administrative expenses decreased to 19% for the three and six month periods ending June 30, 1998, compared to 21% for the same periods in 1997.

     Interest Expense (Income). Interest expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. Interest income for the six month period ended June 30, 1998 was $1.2 million, as compared to other expense of $0.2 million for the six month period ended June 30, 1997. This change is primarily due to reduced interest expense, resulting from the repayment of CBSI outstanding debt in 1997 and the repayment of Costello's debt in 1998 and interest earned from the investment of net proceeds from CBSI's public offerings of Common Stock in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided by operations was $1.8 million for the six month period ended June 30, 1998 compared to $5.8 million for the six month period ended June 30, 1997. The decrease in net cash provided by operating activities for the six month period ending June 30, 1998 compared to the same period in 1997, is primarily due to increases in accounts receivable and the payment of costs related to CBSI's Merger with Costello in January 1998.

     The principal use of cash for investing activities during the six month periods ended June 30, 1998 and 1997 was for the purchase of property and equipment and computer software primarily as part of the development and enhancement of the Company's software development centers.

     Historically, borrowings and repayments under CBSI's revolving credit facilities represented the most significant components of cash provided or used by financing activities. All outstanding borrowings under the revolving credit facility as of March 5, 1997 were repaid from the proceeds of the initial public offering. In connection with the terminations of CBSI's S corporation status, CBSI made partial distributions of its previously undistributed S corporation earnings. Net cash provided by financing activities for the six month period ended June 30, 1997 of $10.6 million was primarily due to CBSI realizing net proceeds of approximately $24.3 million from its initial public offering in March 1997.

     Under an arrangement with a commercial bank, CBSI may borrow an amount not to exceed $21 million with interest at the bank's prime interest rate, or the Libor rate plus 1 1/2%. The borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI. As of June 30, 1998, there were no borrowings outstanding under this facility. In recent years, CBSI has executed several short-terms notes with the bank to finance the purchase of equipment and software. During fiscal year 1997, the balances outstanding on these notes were repaid. In 1997 and through February 1998, Costello had a line of credit with a commercial bank which included a base borrowing line of $11 million and a special advance of $1.5 million. As of December 31, 1997, approximately $3.4 million was outstanding under this line of credit. In conjunction with the merger and during the first quarter of 1998, the outstanding balance on this line of credit was repaid.

     The international operations of CBSI, principally the offshore development centers, accounted for approximately 13% of CBSI's total revenues during the six month period ended June 30, 1998. Most of the CBSI's revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the six month period ended June 30, 1998 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

     Inflation did not have a material impact on CBSI's revenues or income from operations during the six month period ended June 30, 1998.

     CBSI continues to address the impact of the year 2000 issue on its internal systems. CBSI believes the cost associated with its plan to convert its internal systems will not be material. In addition, CBSI anticipates that Year 2000 conversion services will represent a significant percentage of its revenues for the next few years.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. CBSI will be required to adopt the new standard for the year ended December 31, 1998. This statement requires specific disclosure regarding CBSI's capital structure, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. CBSI's adoption of this statement during the six month period ended June 30, 1998 resulted in no significant changes to the financial statements.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 8, 1998 the annual meeting of shareholders was held. The meeting was held for the following purposes:

          1. to consider and act upon a proposal to amend the Bylaws of CBSI to increase the maximum number of directors from 7 to 9;

          2. to consider and act upon a proposal to increase the number of shares of CBSI Common Stock authorized for issuance pursuant to the CBSI 1996 Stock Option Plan from 3,247,454 shares to 7,247,454 shares of CBSI Common Stock;

          3. to consider and act upon a proposal to approve the CBSI Employee Stock Purchase Plan;

          4. to elect directors;

          5. to consider and act upon a proposal to confirm the appointment of Arthur Andersen LLP as the independent auditors of CBSI for the year ending December 31, 1998

     The shareholders approved to increase the maximum number of directors from 7 to 9. The vote was 20,097,868 approved, 98,065 against, and 4,368 abstentions.

     The shareholders approved to increase the number of shares authorized for issuance pursuant to the CBSI Employee Stock Option Plan from 3,247,454 shares to 7,247,454 shares. The vote was 18,428,082 approved, 1,760,499 against, and 11,720 abstentions.

     The shareholders approved the CBSI Employee Stock Purchase Plan. The vote was 20,012,376 approved, 178,100 against, and 9,825 abstentions.

     The shareholders re-elected Mr. Douglas Land as director. The vote was 22,416,284 approved and 7,400 against.

     The shareholders re-elected Mr. Frank Stella as director. The vote was 22,416,534 approved and 7,650 against.

     The shareholders re-elected Mr. John Stanley as director. The vote was 22,416,284 approved and 7,400 against.

     The shareholders elected Mr. Charles Costello as director. The vote was 22,415,546 approved and 7,542 against.

     The shareholders elected Mr. Ronald Machtley as director. The vote was 22,416,284 approved and 7,400 against.

     The shareholders approved the appointment of Arthur Andersen LLP as the independent auditors of CBSI for the year ending December 31, 1998. The vote was 20,190,253 approved, 4,492 against, and 5,556 abstentions.

ITEM 5. OTHER INFORMATION

     On June 9, 1998, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for the registration of shares to be issued in the merger between Complete Business Solutions, Inc. and Claremont Technology Group, Inc.

     On June 30, 1998, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission for the registration of 1,000,000 shares of its Common Stock to be issued pursuant to the Complete Business Solutions, Inc. 1997 Employee Stock Purchase Plan.

     On June 30, 1998, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission for the registration of 4,000,000 shares of its Common Stock to be issued pursuant to the Complete Business Solutions, Inc. 1996 Stock Option Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    NUMBER                             EXHIBIT
    ------                             -------
     (11)    Computation of Earnings per share
     (27)    Financial Data Schedule

(b) Reports on Form 8-K

     On April 9, 1998, the Company filed a Report on Form 8-K with the Securities and Exchange Commission announcing that it had signed a definite Merger Agreement with Claremont Technology Group, Inc., a publicly traded Oregon corporation.

     On July 27, 1998, the Company filed a Report on Form 8-K amending and restating Item 7 of its report on Form 8-K dated April 9, 1998.

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

                                                   /s/ TIMOTHY MANNEY

                                            ------------------------------------
                                                       Timothy Manney
                                            Executive Vice President of Finance
                                                             and
                                               Administration, Treasurer and
                                                           Director

Dated: August 4, 1998

                                 EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
     (11)        Computation of Earnings per share
     (27)        Financial Data Schedule