Form 10-Q
period 1998-09-30
COMPLETE BUSINESS SOLUTIONS INC
filed 1998-11-16
CIK 1028461

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

               For the quarterly period ended September 30, 1998

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

                                  NO PAR VALUE
                            (Class of Common Stock)
                                   34,769,505
                      (Outstanding as of November 2, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Statements of Income.................      3
           Condensed Consolidated Balance Sheets.......................      4
           Condensed Consolidated Statements of Cash Flows.............      5
           Notes to Condensed Consolidated Financial Statements........      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      8

PART II.   OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders.........     11
Item 6.    Exhibits and Reports on Form 8-K............................     11

SIGNATURES.............................................................     12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                          ------------------    --------------------
                                                           1998       1997        1998        1997
                                                          -------    -------    --------    --------
Revenues..............................................    $98,688    $72,878    $272,554    $198,543
Cost of revenues:
  Salaries, wages and employee benefits...............     50,839     39,806     140,462     109,391
  Contractual services................................      9,804      5,204      26,438      13,962
  Project travel and relocation.......................      3,006      3,065      10,585       7,976
  Depreciation and amortization.......................        984        848       3,018       2,119
                                                          -------    -------    --------    --------
          Total cost of revenues......................     64,633     48,923     180,503     133,448
                                                          -------    -------    --------    --------
          Gross profit................................     34,055     23,955      92,051      65,095
Selling, general and administrative expenses..........     21,769     18,149      62,922      50,413
Merger costs and other................................      9,180        360      28,250         716
                                                          -------    -------    --------    --------
          Income from operations......................      3,106      5,446         879      13,966
Interest expense (income).............................       (821)      (163)     (2,110)       (126)
                                                          -------    -------    --------    --------
          Income before provision for income taxes and
            minority interest.........................      3,927      5,609       2,989      14,092
Provision for income taxes............................      2,657      1,832       5,493       5,121
Minority interest.....................................         --         --          --          82
                                                          -------    -------    --------    --------
          Net income (loss)...........................    $ 1,270    $ 3,777    $ (2,504)   $  8,889
                                                          =======    =======    ========    ========
Basic earnings (loss) per share --
  Weighted-average shares outstanding.................     34,539     31,031      34,172      28,831
                                                          =======    =======    ========    ========
  Basic earnings (loss) per share.....................    $  0.04    $  0.12    $  (0.07)   $   0.31
                                                          =======    =======    ========    ========
Diluted earnings (loss) per share --
  Weighted-average shares outstanding.................     34,539     31,031      34,172      28,831
  Diluted effect of stock options.....................      1,758      2,380          --       1,954
                                                          -------    -------    --------    --------
  Diluted weighted average shares outstanding.........     36,297     33,411      34,172      30,785
                                                          =======    =======    ========    ========
  Diluted earnings (loss) per share...................    $  0.03    $  0.11    $  (0.07)   $   0.29
                                                          =======    =======    ========    ========

Pro Forma Information:
Net income (loss) as reported.........................    $ 1,270    $ 3,777    $ (2,504)   $  8,889
Pro forma incremental income tax provision
  (benefit)...........................................         --        265      (1,417)         57
                                                          -------    -------    --------    --------
Pro forma net income (loss)...........................    $ 1,270    $ 3,512    $ (1,087)   $  8,832
                                                          =======    =======    ========    ========
Basic earnings (loss) per share --
  Weighted-average shares outstanding.................     34,539     31,031      34,172      29,189
                                                          =======    =======    ========    ========
  Basic earnings (loss) per share.....................    $  0.04    $  0.11    $  (0.03)   $   0.30
                                                          =======    =======    ========    ========
Diluted earnings (loss) per share --
  Weighted-average shares outstanding.................     34,539     31,031      34,172      29,189
  Diluted effect of stock options.....................      1,758      2,380          --       1,954
                                                          -------    -------    --------    --------
  Diluted weighted-average shares outstanding.........     36,297     33,411      34,172      31,143
                                                          =======    =======    ========    ========
  Pro forma diluted earnings (loss) per share.........    $  0.03    $  0.11    $  (0.03)   $   0.28
                                                          =======    =======    ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1998             1997
                                                                -------------    ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 65,459         $ 61,861
  Accounts receivable, net..................................        70,732           54,445
  Revenues earned in excess of billing, net.................        12,929           11,774
  Prepaid expenses and other................................         3,099            2,545
                                                                  --------         --------
     Total current assets...................................       152,219          130,625
                                                                  --------         --------
Property and equipment, net.................................        15,485           15,186
Goodwill, net...............................................         4,222            5,870
Other assets, net...........................................         7,060           14,820
                                                                  --------         --------
     Total assets...........................................      $178,986         $166,501
                                                                  ========         ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $ 11,885         $  6,909
  Accrued payroll and related costs.........................        28,903           19,588
  Revolving credit facility.................................            --            3,380
  Current portion of long term debt.........................            --              893
  Distribution payable to shareholders......................           365            1,325
  Deferred revenue..........................................         2,164            1,451
  Other accrued liabilities.................................         9,628            3,893
                                                                  --------         --------
     Total current liabilities..............................        52,945           37,439
                                                                  --------         --------
Other liabilities...........................................           337              387
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized, none issued................................            --               --
  Common stock, no par value, 200,000,000 shares authorized, and 34,720,993 and 33,242,105 shares issued and
     outstanding as of September 30, 1998 and December 31,
     1997, respectively.....................................            --               --
  Additional paid-in capital................................       112,734          111,143
  Retained earnings.........................................        21,717           20,870
  Stock subscriptions receivable............................        (7,234)          (2,503)
  Cumulative translation adjustment.........................        (1,513)            (835)
                                                                  --------         --------
     Total shareholders' equity.............................       125,704          128,675
                                                                  --------         --------
     Total liabilities and shareholders' equity.............      $178,986         $166,501
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

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Net income (loss)...........................................    $ (2,504)   $  8,889
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       6,587       5,342
  Provision for doubtful accounts...........................         949         234
  Stock option expense......................................          --         356
  Minority interest.........................................          --          82
  Writedown of other assets and other.......................      15,649          --
  Equity in loss of investee................................          --         216
  Change in assets and liabilities --
     Accounts receivable....................................     (21,627)    (11,605)
     Prepaid expenses and other.............................      (1,030)       (271)
     Accounts payable.......................................       3,562       3,089
     Accrued payroll and related costs and other
      liabilities...........................................      12,497       5,946
     Deferred revenue.......................................         860        (269)
                                                                --------    --------
       Net cash provided by operating activities............      14,943      12,009
                                                                --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................      (6,667)     (5,505)
  Investment in computer software...........................      (2,080)     (5,022)
  Payment for purchase of assets, net of cash acquired......          --      (3,440)
                                                                --------    --------
       Net cash used in investing activities................      (8,747)    (13,967)
                                                                --------    --------
Cash flows from financing activities:
  Net payments on revolving credit facility and long-term
     debt...................................................      (4,471)     (5,488)
  Net proceeds from issuance of common stock................       2,978      63,155
  S corporation distribution................................      (1,058)    (10,792)
                                                                --------    --------
       Net cash provided by (used in) financing
        activities..........................................      (2,551)     46,875
                                                                --------    --------
Effect of exchange rate changes on cash.....................         (47)         (7)
                                                                --------    --------
Increase in cash and cash equivalents.......................       3,598      44,910
                                                                --------    --------
Cash and cash equivalents at beginning of period............      61,861      19,842
                                                                --------    --------
Cash and cash equivalents at end of period..................    $ 65,459    $ 64,752
                                                                ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $    128    $    896
     Income taxes...........................................    $  8,406    $  3,090

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. and subsidiaries (CBSI) as of September 30, 1998, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in CBSI's Joint Proxy Statement/Prospectus, dated June 9, 1998.

     The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 1998.

2. PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

     The consolidated financial statements include the accounts of CBSI. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     On July 24, 1998, a subsidiary of CBSI closed an agreement and plan of merger with Claremont Technology Group, Inc. (Claremont), a publicly traded Oregon corporation. The merger agreement provided that all of the outstanding Claremont common stock be exchanged for approximately 7,235,000 shares of CBSI's common stock. In addition, outstanding Claremont options as of July 24, 1998 were converted into approximately 1,225,000 options of CBSI. These options retained their original terms and vesting periods. The merger with Claremont was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying condensed consolidated balance sheets and statements of income and cash flows have been retroactively restated. Claremont had a fiscal year end of June 30. For comparability purposes, the balance sheets as of September 30, 1998 and December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 and 1997 of Claremont were combined with the same periods for CBSI.

     On January 27, 1998, a subsidiary of CBSI closed an agreement and plan of merger with c.w. Costello & Associates, inc. (Costello), a privately held Delaware corporation. The merger agreement provided for all of the outstanding Costello Common Stock to be exchanged for approximately 3,363,000 of CBSI's common stock. In addition, outstanding Costello options as of January 27, 1998 were converted into approximately 57,000 options of CBSI. These options retained their original terms and vesting periods. The merger with Costello was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying condensed consolidated balance sheets and statements of income, and cash flows have been retroactively restated.

     On November 20, 1997, a subsidiary of CBSI closed an agreement and plan of merger with Synergy Software, Inc., (Synergy) a privately held Illinois corporation. The merger agreement provided for all of the outstanding Synergy Common Stock to be exchanged for approximately 1,391,000 shares of CBSI's common stock. In addition, outstanding Synergy options as of November 20, 1997 were converted into approximately 418,000 options of CBSI. These options retained their original terms and vesting periods. The merger with Synergy was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying condensed consolidated balance sheets and statements of income and cash flows have been retroactively restated.

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

4. INCOME TAXES

     Prior to CBSI's initial public offering and the dates of the mergers with Synergy and Costello, the shareholders of the respective companies had elected, under the provisions of Subchapter S of the United States Internal Revenue Code, to have income and related tax benefits included in the taxable income of the shareholders. As a result, no provision for U.S. federal or certain state income taxes have been included in the condensed consolidated statements of income prior to CBSI's initial public offering, the date of the merger with Synergy and the date of the merger with Costello.

     Upon termination of the Subchapter S elections, future income of CBSI is subject to federal and state income taxes at the corporate level. Accordingly, the application of the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No. 109) resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $1,400 during the nine month period ended September 30, 1998 and approximately $920 during the nine month period ended September 30, 1997.

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

5. MERGER COSTS AND OTHER

     During 1998, CBSI incurred approximately $12,600 in costs related to the mergers of Claremont and Costello. In addition, prior to the merger, Claremont incurred approximately $15,600 to writedown certain assets of which they determined did not fit with its future strategic plans and to reorganize its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with CBSI's condensed consolidated financial statements and notes thereto included in this Quarterly Report. With the exception of statements regarding historical matters and statements regarding CBSI's current status, certain matters discussed below and throughout this management discussion and analysis are forward-looking statements that involve substantial risks and uncertainties that could cause actual results to differ materially from targets or projected results. Such forward-looking statements regarding targets or projections may be identified by the use of the words "anticipate", "believe", "expect", "estimate", "plan", and similar expressions. Factors that could cause such differences include the recruitment and retention of IT professionals, government regulation of immigration, increasing significance and risks of non-U.S. operations, variability of operating results, decrease in demand for Year 2000 services, exposure to conditions in India, fixed-price projects, competition, management of growth, rapid technological change, general economic conditions, risks related to mergers and acquisitions and potential liability to clients.

RESULTS OF OPERATIONS

     Revenues. The Company's revenues increased approximately 35% to $98.7 million for the three month period ended September 30, 1998 from $72.9 million for the same period in 1997. Revenue increased approximately 37% to $272.6 million for the nine month period ended September 30, 1998 from $198.5 million for the same period in 1997. This growth in revenues is primarily attributable to increases in the Company's IT professional workforce, increases in average billing rates, further expansion of the Company's international operations and additional services provided to existing clients. The Company's IT professional workforce increased approximately 26% for the three month period ended September 30, 1998 from the comparable three month period in 1997, and approximately 31% for the nine month period ended September 30, 1998 from the comparable nine month period in 1997. Revenues from international operations, principally offshore development centers, increased approximately 155% to $31.4 million for the nine month period ending September 30, 1998 from $12.3 million for the same nine month period in 1997. Revenues from existing clients increased $17.8 million and $61.0 million for the three month and nine month periods ended September 30, 1998, respectively, over the same periods in 1997.

     Gross Profit. Gross profit increased approximately 42% to $34.1 million for the three month period ended September 30, 1998 from $24 million for the same period in 1997, and approximately 41% to $92 million for the nine month period ended September 30, 1998 from $65.1 million for the same nine month period in 1997. These increases are primarily attributable to increases in the Company's IT professional workforce and average U.S. billing rates, as well as the continued expansion of the Company's offshore development centers. Gross profit as a percentage of revenues increased to approximately 34.5% for the three month period ended September 30, 1998 from approximately 32.9% for the same period in 1997. For the nine month period ended September 30, 1998, gross profit margin increased to approximately 33.8% from 32.8% for the same period in 1997. These increases in gross profit margin as a percentage of revenues are primarily attributable to the Company's continued strategic shift of its business toward higher margin service offerings, including Year 2000 services, and the increasing utilization and expansion of the Company's offshore development centers which operate at higher gross profit and operating margins. For the three month period ended September 30, 1998, approximately 11% of revenues were generated from contract programming services, as compared with approximately 17% for the three month period ended September 30, 1997. Year 2000 services, a higher margin service offering, represented 19% of revenues for the three month period ended September 30, 1998 compared to 11% for the same period in 1997.

     Selling, General and Administrative. Exclusive of merger costs and other, selling, general and administrative expenses increased approximately 20% to $21.8 million for the three month period ended September 30, 1998 from $18.1 million for the same period in 1997, and approximately 24.8% to $62.9 million for the nine month period ended September 30, 1998 from $50.4 million for the same nine month period in 1997. These increases resulted from the continued expansion of the Company's direct selling and marketing effort, further enhancement of the infrastructure, and other general overhead cost increases necessary to support the Company's continued revenue growth. Exclusive of merger costs and other, as a percentage of revenues, selling, general and administrative expenses decreased to 22.1% and 23.1% for the three and nine month periods ending September 30, 1998, respectively, compared to 24.9% and 25.4% for the same periods in 1997.

     Merger Costs and Other. During 1998, CBSI incurred approximately $12.6 million in costs related to the mergers of Claremont and Costello. In addition, prior to the merger, Claremont incurred approximately $15.6 million to writedown certain assets which they determined did not fit with its future strategic plans and to reorganize its operations.

     Interest Expense (Income). Interest expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. Interest income for the nine month period ended September 30, 1998 was $2.1 million, as compared to $0.1 million for the nine month period ended September 30, 1997. This change is primarily due to reduced interest expense, resulting from the repayment of CBSI outstanding debt in 1997 and the repayment of Costello's and Claremont's debt in 1998, and interest earned from the investment of net proceeds from CBSI's public offerings of Common Stock in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided by operations was $14.9 million for the nine month period ended September 30, 1998 compared to $12.0 million for the nine month period ended September 30, 1997. The increase in net cash provided by operating activities for the nine month period ending September 30, 1998 compared to the same period in 1997, is primarily due to improved operating margins offset by the payment of costs associated with CBSI's mergers with Costello in January 1998 and Claremont in July 1998.

     The principal use of cash for investing activities during the nine month periods ended September 30, 1998 and 1997 was for the development of computer software, and purchase of property and equipment primarily as part of the development and enhancement of the Company's software development centers.

     Historically, borrowings and repayments under CBSI's revolving credit facilities represented the most significant components of cash provided or used by financing activities. Under an arrangement with a commercial bank, CBSI may borrow an amount not to exceed $21 million with interest at the bank's prime interest rate, or the Libor rate plus 1 1/2%. The borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI. All outstanding borrowings under the revolving credit facility as of March 5, 1997 were repaid from proceeds of the initial public offering. As of September 30, 1998, there were no borrowings outstanding under this facility. In recent years, CBSI has executed several short-term notes with the bank to finance the purchase of equipment and software. During fiscal year 1997, the balances outstanding on these notes were repaid. In 1997 and through February 1998, Costello had a line of credit with a commercial bank which included a base borrowing line of $11 million and a special advance of $1.5 million. In conjunction with the merger and during the first quarter of 1998, the outstanding balance on this line of credit was repaid. Under an agreement with a commercial bank, Claremont has a $5 million line of credit and a $750,000 standby letter of credit, which bears interest at the offshore rate plus 1.75% or LIBOR plus 1.75%. The borrowings under this facility are secured by the machinery and equipment and receivables of Claremont. As of September 30, 1998, there were no borrowings outstanding and approximately $300,000 standby letter of credit outstanding under this facility. In connection with the terminations of CBSI's S corporation status, CBSI made partial distributions of its previously undistributed S corporation earnings. Net cash provided by financing activities for the nine month period ended September 30, 1997 of $46.9 million was primarily due to CBSI realizing net proceeds of approximately $61.6 million from its initial public offering in March 1997 and its secondary offering in August 1997.

     The international operations of CBSI, principally the offshore development centers, accounted for approximately 11.5% of CBSI's total revenues during the nine month period ended September 30, 1998. Most of CBSI's revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the nine month period ended September 30, 1998 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency.

CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

     Inflation did not have a material impact on CBSI's revenues or income from operations during the nine month period ended September 30, 1998.

     CBSI is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. CBSI does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. CBSI does not anticipate any material disruption in its operations as a result of any failure to be in compliance. CBSI does not currently have any information concerning Year 2000 compliance status of its suppliers and customers. In the event that any of CBSI's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, CBSI's business or operations may be adversely affected.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February 1997. CBSI will be required to adopt the new standard for the year ended December 31, 1998. This statement requires specific disclosure regarding CBSI's capital structure, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. CBSI's adoption of this statement during the nine month period ended September 30, 1998 resulted in no significant changes to the financial statements.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 22, 1998 Complete Business Solutions, Inc. held a special meeting of its shareholders to consider two proposals:

          1. to authorize the amendment of Complete Business Solutions, Inc.'s Articles of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 200,000,000;

          2. to approve the issuance of Common Stock in connection with the proposed merger with Claremont Technology Group, Inc.

     The shareholders approved the increase in the number of authorized shares of Common Stock from 30,000,000 to 200,000,000. The vote was 18,959,325 approved, 2,338,034 against and 18,149 abstentions.

     The shareholders approved the issuance of Common Stock in connection with the proposed merger with Claremont. The vote was 21,258,648 approved, 21,309 against and 17,972 abstentions.

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

Dated: November 16, 1998

                                 EXHIBIT INDEX


EXHIBIT NUMBER               DESCRIPTION
--------------               -----------
     (11)         Computation of Earnings per share
     (27)              Financial Data Schedule