Form 10-K
period 1998-12-31
COMPLETE BUSINESS SOLUTIONS INC
filed 1999-03-29
CIK 1028461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 24, 1999 was $467,329,559.

     The number of shares outstanding of the registrant's common stock as of March 24, 1999 was 37,307,266.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE PROXY STATEMENT OF THE REGISTRANT FOR ITS 1999 ANNUAL MEETING OF SHAREHOLDERS TO THE EXTENT EXPRESSLY SO STATED, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                     INDEX

PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
PART II
          Market for the Registrant's Common Equity and Related
Item 5.   Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   10
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   12
Item 8.   Financial Statements and Supplementary Data.................   20
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   41
PART III
Item 10.  Directors and Executive Officers of the Company.............   42
Item 11.  Executive Compensation......................................   42
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   42
Item 13.  Certain Relationships and Related Transactions..............   42
PART IV
          Exhibits, Financial Statements Schedules and Reports on Form
Item 14.  8-K.........................................................   43
Signatures............................................................   45

                                     PART I

ITEM 1. BUSINESS

SUMMARY

     Complete Business Solutions, Inc. is a leading provider of information technology services offering clients flexible delivery capabilities through a focused partnership sourcing approach. We offer clients a broad range of IT services, from advising them on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions. We are a single source provider of a broad range of IT services, including: (1) IT consulting; (2) large systems applications development and maintenance; (3) reengineering legacy applications to client/server technology; (4) client/server applications development; (5) packaged software implementation, such as ERP; (6) year 2000 conversion and testing services; and (7) contract programming services.

     We apply industry-specific IT consulting services to a wide range of leading technology platforms and perform these services in a variety of emerging computing environments. Our emerging technology service offerings include: (1) data warehousing solutions; (2) electronic commerce solutions; and (3) network services to support enterprise-wide applications such as sales force automation and Internet/intranet development. We believe that our broad and expanding range of services minimizes our dependence on any single technology, enables us to serve as a single-source provider for our clients' IT applications needs and provides us with the ability to cross-sell our services to existing clients.

     We offer flexible, cost-effective project delivery capabilities by providing our clients a choice among any combination of the following options:
(1) onsite at the client facility; (2) offsite at one of our eight development facilities in the U.S. and Canada; or (3) offshore at one of our three development facilities in India and the Philippines. We have been developing our extensive offshore infrastructure since 1992 and believe that it is one of the largest in the industry. Our ability to deliver services globally is enhanced by our local branch management and recruiting infrastructure, consisting of a geographically dispersed network of 25 branch offices and 135 sales and account managers. Our local branch infrastructure allows us to demonstrate our commitment to each market and enhances our ability to attract locally based clients and consultants.

     Our flexible delivery capabilities enable our clients to determine their degree of project involvement and to control the costs and speed of project delivery, consistent with our team-focused partnership sourcing approach. Under this approach, we seek to establish long-term relationships with our clients by serving as a virtual extension of their organizations. Proven, innovative methodologies combined with highly competent IT professionals enable us to deliver flexible, team-oriented solutions to meet our clients' expectations.

     Our goal is to become the preferred, single-source provider of IT services to an expanding base of clients by establishing teams that quickly and cost effectively provide strong industry-specific IT applications solutions. To achieve this goal, our strategy is to:

      - Support each service offering with our program management team to create new opportunities and leverage existing relationships;

      - Capitalize on the marketing and development efforts of six vertically focused industry solutions groups;

      - Expand the breadth and depth of our technical capabilities through a continued evaluation of emerging technologies and development of industry solutions;

      - Expand our branch infrastructure, both domestically and internationally, and capitalize on our significant investment in offsite and offshore development centers;

      - Create virtual partnerships with our clients to provide them with a broad range of IT solutions and create cross-selling opportunities; and

      - Seek mergers and acquisitions that complement our core skills or expand our geographic reach and have the potential to increase our overall value.

THE CBSI ADVANTAGE

     The CBSI advantage enables our clients to use IT as a more effective business tool consistent with their evolving business needs. The key attributes of the CBSI advantage are that we:

      - Offer clients a single-source provider of a broad range of IT services, from advising them on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions. This range includes emerging technology services such as data warehousing solutions, electronic commerce solutions and network services.

      - Provide flexible project delivery by offering our clients any combination of the following options: (1) onsite at the client facility;
        (2) offsite at one of our eight development facilities in the U.S. and Canada; or (3) offshore at one of our three development facilities in India and the Philippines. This flexibility enables our clients to determine their degree of project involvement and to control the costs and speed of project delivery.

      - Offer a local presence by delivering our services to clients through a geographically dispersed network of 25 branch offices and 135 sales and account managers. Our local presence allows us to demonstrate our commitment to each local market and enhances our ability to attract locally based clients and consultants.

      - Recruit and train our consultants globally through our established domestic and international network. Consultants receive up to two months of training in software engineering techniques and key technologies at one of our five U.S. training centers or one of our two overseas training centers in India. These centers are equipped with a variety of hardware, software and development tools.

CBSI GROWTH STRATEGY

     Our goal is to become the preferred single-source provider of IT services to an expanding base of clients by establishing teams that quickly and cost effectively provide industry-based IT applications solutions. To achieve this goal, our strategy is to:

      - Support each service offering with a program management team to create new opportunities and develop existing accounts. We have 45 sales people in our branch offices developing new accounts and over 100 account managers maintaining and expanding existing client relationships by cross selling our broad range of service offerings. These long-term relationships provide us with a significant advantage over our competitors in marketing additional services and solutions to our clients.

      - Capitalize on six vertically focused industry solutions groups. These groups develop solutions based on in-depth knowledge of particular industries and a detailed understanding of the client's business. They sell and market a broad range of ERP and other solutions to existing clients and also obtain new clients within our targeted industries. Targeted industries include banking and financial services, health care, manufacturing, public sector, retail and distribution and utilities and telecommunications.

      - Expand the breadth and depth of our technical capabilities through training existing personnel, recruiting experienced talent and acquiring or merging with complementary businesses. Our continued evaluation of emerging technologies enables us to add new service offerings and minimizes our dependence on any single technology.

      - Expand our branch infrastructure, both domestically and internationally, and capitalize on our significant investment in offsite and offshore development centers, as well as our systems, methodologies, training programs and marketing efforts. We believe that our existing development centers can be further leveraged to support a significantly larger number of consultants.

      - Create virtual partnerships with our clients to provide them with IT solutions so that we become an extension of their organization. This partnership sourcing model uses a team approach that makes the client an integral team member. We consider the impact of each project on the entire application to build a broader solution over time. We quickly assemble capable teams and use the strategic insights of the client to produce flexible, supportable business and IT solutions.

      - Seek mergers and acquisitions that complement our core skills or expand our geographic reach and have the potential to increase our overall value, rather than merely increase our revenues. We believe that our branch management organization allows us to efficiently integrate acquisitions.

CBSI SERVICES

     We offer our clients a broad range of IT services, from advising clients on strategic technology plans to developing and implementing appropriate IT solutions. We provide services in the following categories:

  --------------------------------------------------------------------------------------------
  --------------------------------------------------------------------------------------------
  IT Consulting                                   - IT business strategy and strategic
                                                    technology planning
                                                  - Provide technical architecture and network
                                                    design and business process reengineering
                                                    consulting services
  --------------------------------------------------------------------------------------------
  Large Systems Applications Development and      - Design, develop and maintain large-scale,
    Maintenance                                     complex solutions capable of managing
                                                    transaction-intensive applications
  --------------------------------------------------------------------------------------------
  Reengineering Legacy Applications to Client/    - Reengineer from centralized,
    Server Technology                               mainframe-based systems to open,
                                                    distributed architectures
  --------------------------------------------------------------------------------------------
  Client/Server Applications Development          - Conceptualize and design systems based on
                                                    distributed object-oriented technologies
                                                    and methodologies
  --------------------------------------------------------------------------------------------
  Packaged Software Implementation                - Implement packaged software solutions,
                                                    including ERP
                                                  - Customize software packages to client
                                                    specifications
  --------------------------------------------------------------------------------------------
  Year 2000 Conversion and Testing                - Conduct impact assessments and assist
                                                    clients with strategic planning for Year
                                                    2000 compliance
                                                  - Renovate, replace or reengineer existing
                                                    applications to be Year 2000 compliant
  --------------------------------------------------------------------------------------------
  Contract Programming                            - Develop, maintain and enhance
                                                    client/server and mainframe software
                                                    applications
                                                  - Reengineer software applications across
                                                    platforms
  --------------------------------------------------------------------------------------------
  Data Warehousing Solutions                      - Design enterprise-wide repositories and
                                                    update mechanisms for data culled from
                                                    operational systems
                                                  - Design, build and implement datamarts that
                                                    employ portions of the data warehouses for
                                                    specific applications
  --------------------------------------------------------------------------------------------
  Electronic Commerce Solutions                   - Develop business-to-business and
                                                    consumer-to-business applications
                                                  - Couple web-enabled front-end systems
                                                    across a network to back-end database
                                                    systems
  --------------------------------------------------------------------------------------------
  Network Services                                - Provide assessments of existing network
                                                    stability and capacity
                                                  - Provide network design services to support
                                                    new enterprise-wide applications
                                                  - Conceptualize and design Internet/intranet
                                                    solutions
  --------------------------------------------------------------------------------------------

INDUSTRY SOLUTIONS

     We have designed and developed proprietary software to solve industry-specific problems for our clients. These include APECS/Discovery, Clarety and Business Solutions Framework.

     APECS enables K-12 school districts and higher education institutions to manage their business and student records. Our APECS Product has been reengineered to a client/server platform and renamed Discovery. We market the Student Administration module of Discovery jointly with PeopleSoft's finance and HR/payroll applications.

     Clarety is a set of reusable software modules for the public employee retirement systems (PERS) industry. We are currently implementing Clarety software for California PERS, Mississippi PERS, Nevada PERS and the Ohio State Teachers Retirement System.

     The Business Solutions Framework consists of infrastructure software used as a foundation for our e-commerce solutions practice. This Business Solutions Framework allows us to build e-commerce solutions more efficiently for our clients and is written in JAVA.

CLIENTS

     Approximately 70% of our clients are middle market companies with annual revenues between $500 million and $4 billion. Using our partnership sourcing approach, we are quickly becoming an important supplier to these middle market clients. We have also started to serve emerging companies with revenues from $50 million to $500 million. These emerging companies require the expertise CBSI can provide and have limited alternative sources, either internal or external, to meet their IT needs.

     In 1998 we provided services to approximately 500 clients in the United States, Europe and Asia. Our strategy is to maximize our client retention rate and to secure additional engagements by providing quality services and by being responsive to client needs. For each of the past five years, existing clients from the previous fiscal year generated more than 80% of our revenues.

     Certain of our representative clients in various industries are listed in the following table:

BANKING AND FINANCIAL SERVICES

Banc One Services Corporation
Chase Manhattan Corporation
Fidelity Investments
Fleet Services Corporation
Foremost Corporation of America
Putnam Investments
UNUM Corporation
VISA U.S.A. Inc.

HEALTH CARE

Anthem Blue Cross Blue Shield of Connecticut
Baystate Health System
Blue Cross and Blue Shield of Michigan

MANUFACTURING

DaimlerChrysler AG
Ford Motor Company
General Motors Corporation
Herman Miller, Inc.
Johnson Controls, Inc.
Weyerhaeuser Company
Willamette Industries, Inc.
PUBLIC SECTOR

State of California
State of Indiana
State of Michigan
State of Mississippi
State of Nevada
State of North Carolina
State of Ohio

RETAIL AND DISTRIBUTION

Duty Free Shops
Fred Meyer, Inc.
The GAP, Inc.
Lands' End, Inc.
Limited Stores
Spartan Stores, Inc.

UTILITIES AND TELECOMMUNICATIONS

American Telephone and Telegraph Company
Alltel Information Services, Inc.
Ameritech Corporation
PacificCorp
South Carolina Electric and Gas Company
Southern California Edison
Sprint Corporation
Tucson Electric Power Company

REPRESENTATIVE ENGAGEMENTS

     We have provided IT services to an international financial services company for the past four years. The client needed to migrate their legacy applications to a client/server platform using migration tools. We proposed an application reengineering approach using our global delivery concept. Based on the success of this multi-million dollar solution, the relationship transitioned into partnership sourcing. Today, our projects include applications maintenance, applications support and Year 2000 solutions using our global delivery capability.

     We have provided IT services to an automotive manufacturer for the past eleven years executing several projects including Year 2000 remediation, custom development and applications maintenance. Currently, we are delivering IT consulting and web-based systems development. On a recent project, we performed business process engineering and implemented a state-of-the-art supply chain solution by first performing a process analysis and then developing a three-tier, thin-client component-based solution that is used in 110 countries with over 4,000 vehicle combinations.

     We managed and implemented a new building materials distribution project for a forest products manufacturer. This custom development project replaced their legacy systems with a relational database, client/server technology and business applications. The project was based on a comprehensive requirements analysis and was designed and developed with significant user involvement.

     We have been working with a utility company's IT group for the past four years, providing value-added services for a variety of their requirements. Our engagements include applications maintenance, applications support, large CIS system implementation, Year 2000 solutions, financial system implementation and client/server system development and maintenance. Our engagements make use of our global delivery approach while maintaining our local presence via our local branch.

SALES AND MARKETING

     We generate the majority of new sales through our branch management structure. Our branches focus on all clients within a geographic area. The manager of each branch office is responsible for managing client relationships, ensuring the delivery team is performing as expected and identifying new business opportunities, and is compensated primarily on the financial performance of the branch. This structure fosters an entrepreneurial atmosphere within each branch and results in a significant number of client referrals and opportunities to cross-sell our services.

     In many cases, we use a consultant from one of our industry solutions groups, an expert in the IT needs of the specific industry, to enhance the initial planning and development phase of a project. They are also able to share common solutions for an industry with a specific client prospect. Our ability to provide industry-specific solutions enables our clients to take advantage of our vertically focused business and IT knowledge.

     Our partnership sourcing approach facilitates the sale of services to clients by making us an extension of their organization and making the client a member of our service delivery team. When clients view us as part of their team, they often decide to source their additional IT services needs through us with little sales effort on our part.

     Cross-selling our industry solutions and other services to existing clients has proven to be a successful way to expand our business and accounts for much of the extensive recurring revenue volume we have enjoyed over the years. Our acquisitions have expanded our range of industry solutions and services, enabling us to be even more successful in this activity.

     In addition to our sales group, we have a dedicated marketing department which is responsible for coordination of all corporate communications, including the scheduling of press conferences to promote our services and delivery methodologies. In addition, the marketing group provides information to industry analysts including the Gartner, Giga and Meta Groups and Forrester.

HUMAN RESOURCES

     Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. Our strategy for achieving "career-based employment" includes career planning, thorough initial and ongoing training, allocation of assignments in accordance with employee skills and career objectives and a comprehensive benefits package including a Company-matched 401(k) plan, stock purchase plan, health and dental insurance, short-term disability insurance, a flexible spending account and tuition reimbursement. In 1999, we will add preventive medical and more extensive dental care and vision coverage for our employees. We also will continue to grant stock options as part of our recruitment and retention strategy. As part of our effort for minimizing turnover we emphasize:

      - Human resource management;

      - Competitive salaries;

      - Comprehensive benefits;

      - Employee stock options; and

      - Deferred compensation.

     Our branch offices use intensive programs to recruit consultants throughout the United States, screen them through a variety of interview and testing processes and select them for future assignments on our project teams. In addition, our recruiting activities seek to draw on an international pool of IT talent. We actively recruit in India, England, Australia, New Zealand, the Philippines, Mexico and Singapore. Recruiting methods include advertising in leading newspapers and trade magazines, using the Internet and participation in career fairs. In addition, we actively involve our employees in referring individuals and screening candidates for new positions.

     Our consultants typically have Bachelor's or Master's degrees in Computer Science or another technical discipline. As of December 31, 1998, we had 4,584 employees comprised of 4,062 IT professionals, 147 sales and marketing personnel and 375 general and administrative personnel. As of December 31, 1998, we also had 233 independent contractors working on client engagements.

     We have established five employee training centers located in the United States and two in India. These training centers employ full-time instructors and are equipped with hardware, software and development tools. New college graduates receive two months of full-time classroom instruction in program analysis and design. Along with technical training, we provide business skills to enhance team building, diversity awareness and key consulting skills such as presentations and communications training. We also provide training to prepare for specific future technical assignments followed by one month of self-study.

     Between projects and after business hours, all IT professionals receive ongoing training on a variety of technology platforms. Our education and training department helps employees make the transition from legacy to client/server skills by providing cross-platform training in new technologies. In addition to comprehensive technical training, we provide extensive training in quality processes and cross-cultural communications skills. In addition, we offer training courses to non-employees for a fee and may hire graduates of these training programs.

     We provide over 200 courses on our computer-based training system, which is available 24 hours a day, 7 days a week. In addition to technical skills in a variety of programming languages, we offer courses in business and administration skills.

ITEM 2. PROPERTIES

     We lease approximately 70,000 square feet of office space in Farmington Hills, Michigan for our headquarters office. In addition to our headquarters, we lease office space throughout the world. Currently, our facilities are adequate for our needs, however, additional space may be required as our business expands. We believe we will be able to obtain suitable space as needed.

     We have principal offices in the following locations:

                    NORTH AMERICA                                INTERNATIONAL
Basking Ridge, NJ             Milwaukee, WI                 Bangalore, India
Boston, MA                    Minneapolis, MN               Brussels, Belgium
Charlotte, NC                 Montreal, Canada              Chennai, India
Chicago, IL                   Nashua, NH                    Hyderabad, India
Cleveland, OH                 Phoenix, AZ                   London, United Kingdom
Columbus, OH                  Pittsburgh, PA                Manila, Phillipines
Farmington Hills, MI          Portland, OR                  Singapore
Grand Rapids, MI              Providence, RI                Sydney, Australia
Hartford, CT                  Sacramento, CA
Indianapolis, IN              Seattle, WA
Lansing, MI                   Springfield, MA
Los Angeles, CA               Tampa, FL
Milpitas, CA

     We believe that these facilities are adequate for our anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

     CBSI is party to a third-party complaint filed against it and other parties on February 3, 1997, by Network Six, Inc. ("NSI") in the Circuit Court of the First Circuit for the State of Hawaii. The third-party claims are asserted in an action that the State of Hawaii has brought against NSI. CBSI has also received an answer and counterclaim, dated January 31, 1997, served by NSI in a collection action brought by CBSI against NSI in the Superior Court of the State of Rhode Island. CBSI acted as a subcontractor to NSI in connection with the development of software for the State of Hawaii. Additionally, NSI and CBSI were parties to a letter of intent, now terminated, for the purpose of exploring a business combination or merger. CBSI's suit against NSI in Rhode Island, as well as the State of Hawaii's suit against NSI in Hawaii, arise from the Hawaii software project.

     The allegations of NSI's third-party complaint in the Hawaii action and NSI's counterclaim in the Rhode Island action are substantively identical. NSI alleges that CBSI wrongfully used information gained in connection with the letter of intent to attempt to gain control of the State of Hawaii project, interfered with NSI's relationship with the State of Hawaii, employed or solicited the employment of NSI employees in violation of the contract, and otherwise breached contractual or other obligations to NSI. NSI seeks damages of approximately $481 thousand for services and personnel allegedly provided to CBSI by NSI, damages of $60 million predicated on a decline in the market value of NSI's publicly-traded stock, and other unspecified damages. On May 30, 1997, the Circuit Court of the First Circuit for the State of Hawaii granted the Company's motion to dismiss claims asserting bad faith breach of contract with prejudice, and conspiracy without prejudice. CBSI continues to pursue discovery.

     CBSI believes that it has not breached any contractual or other obligation to NSI as alleged either in the third-party complaint or the counterclaim, and that it has meritorious defenses or set-offs to all of NSI's claims. CBSI does not believe that NSI's actions will result in material liability to it, or that the actions will have a material adverse effect on CBSI's financial condition, business, or operations. CBSI intends to vigorously contest the claims asserted in both actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of CBSI's security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol CBSI. The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported on the Nasdaq National Market.

                                                                      PRICE RANGE OF
                                                                       COMMON STOCK
                                                                      --------------
                                                                   HIGH             LOW
Year Ended December 31, 1997:
  First Quarter (From March 5, 1997)........................  $ 6              $ 4 3/8
  Second Quarter............................................  $12  11/16       $ 4 5/16
  Third Quarter.............................................  $15  7/8         $11 15/16
  Fourth Quarter............................................  $21  7/16        $14 1/4
Year Ended December 31, 1998:
  First Quarter.............................................  $35  7/8         $19 3/8
  Second Quarter............................................  $41  15/16       $23 1/2
  Third Quarter.............................................  $37  3/8         $15 1/8
  Fourth Quarter............................................  $33  3/4         $15 3/8

     As of March 24, 1999, their were approximately 642 shareholders of record of CBSI's common stock.

     Since our initial public offering, we have not paid cash dividends on our common stock. We currently anticipate that all of our earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for the five years ended December 31, 1998, are derived from CBSI's Consolidated Financial Statements and related Notes thereto. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Form 10-K.

     On January 27, 1998 and July 24, 1998, CBSI merged with c.w. Costello & Associates, inc. ("Costello") and Claremont Technology Group, Inc. ("Claremont"), respectively. These mergers were accounted for by the pooling of interests method of accounting and accordingly, the consolidated balance sheets, statements of income, cash flows and shareholders' equity and all financial information of CBSI included in this Form 10-K have been retroactively restated.

     CBSI and Costello had fiscal years ending December 31 and Claremont had a fiscal year ending June 30. The statement of income data presented below for the four years ended December 31, 1997, combine CBSI's and Costello's results for the years ended December 31, 1997, 1996, 1995 and 1994, with Claremont's results for the years ended June 30, 1997, 1996, 1995 and 1994, respectively. The statement of income data for the year ended December 31, 1998, combine all three companies' results for the year ended December 31, 1998. The balance sheet data as of December 31, 1997, 1996, 1995 and 1994 combine CBSI's and Costello's balance sheets as of December 31, 1997, 1996, 1995 and 1994, with Claremont's balance sheet as of June 30, 1997, 1996, 1995 and 1994, respectively. The balance sheet data as of December 31, 1998, combine all three companies' balance sheets as of that date.

                                                                         YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                           1994       1995       1996         1997         1998
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenues..............................................  $93,416   $125,378   $182,632     $261,282     $376,567
  Cost of revenues......................................   66,761     88,110    126,247      178,780      249,099
                                                          -------   --------   --------     --------     --------
  Gross profit..........................................   26,655     37,268     56,385       82,502      127,468
  Selling, general and administrative expenses..........   20,289     29,729     43,569       64,618       85,468
  Merger costs and other(a).............................       --         --        111        1,559       28,250
                                                          -------   --------   --------     --------     --------
  Income from operations................................    6,366      7,539     12,705       16,325       13,750
  Other expense (income)................................      373        672        934         (842)      (2,927)
                                                          -------   --------   --------     --------     --------
  Income before provision for income taxes and minority
    interest............................................    5,993      6,867     11,771       17,167       16,677
  Provision for income taxes............................    1,235      1,490      2,444        7,278        9,986
  Minority interest.....................................      176        252        158           82           --
                                                          -------   --------   --------     --------     --------
  Net income............................................  $ 4,582   $  5,125   $  9,169     $  9,807     $  6,691
                                                          =======   ========   ========     --------     --------
Pro forma incremental income tax benefit(b)............................................     $   (764)    $ (1,417)
                                                                                            --------     --------
Pro forma net income...................................................................     $ 10,571     $  8,108
                                                                                            ========     ========
Pro forma diluted earnings per share...................................................     $   0.33     $   0.22
                                                                                            ========     ========
Diluted weighted average shares outstanding............................................       32,029       36,211

                                                                            AS OF DECEMBER 31,
                                                          -------------------------------------------------------
                                                           1994       1995       1996         1997         1998
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.............................  $ 3,308   $  1,603   $  4,463     $ 72,698     $ 60,732
  Working capital.......................................    8,537     12,690     17,906      101,106      108,857
  Total assets..........................................   31,555     40,895     68,281      168,240      191,045
  Revolving credit facility and long-term debt..........    6,717      8,770     17,348        4,958           --
  Total shareholders' equity............................   13,490     17,738     28,724      125,326      141,155

-------------------------
(a) Fiscal year 1998 consists of approximately $12.7 million in transaction costs related to the mergers with Costello and Claremont and approximately $15.6 million related primarily to the write-down of certain assets which Claremont determined, prior to June 30, 1998, were no longer realizable. For the year ended December 31, 1997, consists of approximately $1.6 million in transaction costs related to the merger with of Synergy Software, Inc.

(b) The pro forma adjustments for the incremental income tax benefit reflects the additional benefit for Federal and state income taxes at the effective income tax rate as if the applicable companies' Subchapter S elections had been revoked prior to January 1, 1997, and the companies had been taxed as C corporations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in Item 8 of this Form 10-K. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words "anticipate," "believe," "estimate," "expect" or "intend" and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include our failure to recruit and retain IT professionals, risks related to our merger and acquisition strategy, variability of our operating results, government regulation of immigration, potential cost overruns on fixed-price projects, increasing significance of non-U.S. operations, decreasing demand for Year 2000 services, exposure to regulatory, political and economic conditions in India and competition in the IT services industry, each of which are discussed herein under the caption "Factors that may Affect Future Results."

OVERVIEW

     Complete Business Solutions, Inc. provides IT services worldwide, offering clients flexible global delivery capabilities. CBSI's strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs. For each of the past five years, over 80% of CBSI's revenues were generated from existing clients from the previous fiscal year.

     CBSI offers its clients a broad range of IT services, from advising them on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions through its partnership sourcing approach.

     CBSI's service offerings include: (1) IT consulting; (2) large systems applications development and maintenance; (3) reengineering legacy applications to client/server technology; (4) client/server applications development; (5) packaged software implementation; (6) Year 2000 conversion and testing services; and (7) contract programming services. CBSI's emerging technology service offerings include: (1) data warehousing solutions; (2) electronic commerce solutions; and (3) network services to support enterprise-wide applications such as sales force automation and Internet/intranet development. CBSI generally assumes responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis, although such projects are generally billed on a time-and-materials basis. Contract programming services are typically provided as a member of a project team working under the direct supervision of the client, billed on a time-and-materials basis, and have lower gross profit margins than other service offerings. CBSI continues to shift its business away from contract programming services toward higher margin service offerings.

     CBSI recognizes revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, CBSI recognizes revenues under the percentage of completion method. For the year ended December 31, 1998 approximately 15.6% of total revenues were generated from fixed-price engagements.

     CBSI's most significant cost is project personnel cost, which consists primarily of salaries, wages and benefits for its IT professionals. CBSI strives to maintain its gross profit margin by controlling project costs and offsetting increases in salaries and benefits with increases in billing rates. CBSI uses a human resource allocation team to ensure that IT professionals are quickly placed on assignments to minimize nonbillable time and are placed on assignments that use their technical skills and allow for maximum billing rates. CBSI has realized higher gross profit margins from its shift away from contract programming services and from its shift to offshore projects in India, where the personnel cost of IT professionals is lower as a percentage of professional service fees. This benefit is partially offset due to additional coordination efforts and costs for offshore projects.

     In an effort to sustain its growth and profitability, CBSI has made and continues to make substantial investments in its infrastructure, including: (1) software development centers in the United States, Canada, India, and the Philippines; (2) global recruiting and training centers in the United States and India; (3) system methodologies; (4) a geographically dispersed branch management structure; and (5) internal systems.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of income data as a percentage of revenues:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                          1996       1997       1998
Revenues..............................................    100.0%     100.0%     100.0%
Cost of revenues......................................     69.1       68.4       66.1
                                                          -----      -----      -----
Gross profit..........................................     30.9       31.6       33.9
Selling, general and administrative expenses..........     23.8       24.8       22.7
Merger costs and other................................      0.1        0.6        7.5
                                                          -----      -----      -----
Income from operations................................      7.0%       6.2%       3.7%

1998 COMPARED TO 1997

     Revenues. CBSI's revenues increased 44.1% to $376.6 million for fiscal 1998 from $261.3 million in fiscal 1997. This growth in revenues is primarily attributable to increases in CBSI's IT professional workforce, increases in average billing rates, further expansion of CBSI's international operations and additional services provided to existing clients. CBSI's IT professional workforce increased 33% for 1998 compared to 1997. Revenues from international operations, principally offshore development centers, increased 147% to $45.8 million in fiscal 1998 from $18.6 million in fiscal 1997. Revenues from existing clients increased $89.1 million for fiscal 1998 over fiscal 1997.

     Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit increased 54.5% to $127.5 million in fiscal 1998 from $82.5 million in fiscal 1997. This increase is primarily attributable to increases in CBSI's IT professional workforce and average U.S. billing rates, as well as the continued expansion of CBSI's offshore development centers. Gross profit as a percentage of revenues increased to 33.9% for fiscal 1998 from 31.6% in fiscal 1997. This increase in gross profit margin as a percentage of revenues is primarily attributable to CBSI's continued strategic shift of its business toward higher service offerings and the increasing utilization and expansion of CBSI's offshore development centers which operate at higher gross profit and operating margins. For fiscal 1998, 11% of revenues were generated from contract programming services as compared to 17% in fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs associated with CBSI's direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses increased 32.3% to $85.5 million in fiscal 1998 from $64.6 million in fiscal 1997. This increase resulted from the continued expansion of CBSI's direct selling and marketing effort, further investments in infrastructure, and other general overhead cost increases necessary to support CBSI's continued revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased to 22.7% in fiscal 1998 from 24.8% in fiscal 1997 as CBSI continued to leverage its existing infrastructure.

     Other Expense (Income). Other expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. Other income for fiscal 1998 was $2.9 million compared to $.8 million in fiscal 1997. This change is primarily due to reduced interest expense, resulting from the repayment of CBSI's outstanding debt in 1997, the repayment of Costello's and Claremont's debt in 1998 and interest earned from the investment of net proceeds from CBSI's and Claremont's public offerings of common stock in 1997.

1997 COMPARED TO 1996

     Revenues. CBSI's revenues increased 43% to $261.3 million in 1997 from $182.6 million in 1996. This growth in revenues is primarily attributable to increases in CBSI's IT professional workforce, increases in average billing rates, further expansion of CBSI's international operations and additional services provided to existing clients. Revenues from international operations, principally offshore development centers, increased 131% to $18.6 million in 1997 from $8.1 million in the previous year. Revenues from existing clients increased $52.2 million in 1997 from the previous year.

     Gross Profit. Gross profit increased 46% to $82.5 million in 1997 from $56.4 million in 1996. This increase in gross profit is primarily attributable to increases in CBSI's IT professional workforce and average U.S. billing rates, as well as the continued expansion of CBSI's offshore development centers. Gross profit as a percentage of revenues was 31.6% in 1997 and 30.9% in 1996. Increases in gross profit as a percentage of revenues resulting from CBSI's continued strategic shift of its business toward higher margin service offerings and the increasing utilization and expansion of CBSI's offshore development centers which operate at higher gross profit and operating margins, were partially offset by non-recurring deferred compensation arrangements, bonuses and taxes related to the merger with Costello.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 48% to $64.6 million in 1997 from $43.6 million in 1996. This increase resulted from the continued expansion of CBSI's direct selling and marketing effort, further enhancement of infrastructure, and other general overhead cost increases necessary to support CBSI's continued revenue growth. Selling, general and administrative expenses represented 24.8% and 23.8% of revenues in 1997 and 1996, respectively.

     Other Expense (Income). Other income for 1997 was $0.8 million, as compared to other expense of $0.9 million in 1996. This change is primarily due to reduced interest expense, resulting from the repayment of outstanding debt during the first quarter of 1997, and interest earned from the investment of net proceeds from CBSI's and Claremont's public offerings of common stock in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     CBSI generally funds its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under CBSI's revolving credit and long-term debt facilities with commercial banks. CBSI's cash provided by operating activities was $14.4 million, $12.9 million and $2.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The principal use of cash for investing activities during the three years ended December 31, 1998 was for the purchase of property and equipment, primarily as part of the development and enhancement of CBSI's offshore software development centers and the investment in internally developed computer software.

     Historically, borrowings and repayments under CBSI's revolving credit facilities represented the most significant components of cash provided or used by financing activities. Under an arrangement with a commercial bank, CBSI may borrow an amount not to exceed $21.0 million with interest at the bank's prime interest rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI.

     Net cash provided by financing activities for the year ended December 31, 1997 of $71.4 million was primarily due to CBSI and Claremont realizing net proceeds of $88.5 million from issuances of their common stock in fiscal 1997, principally in their initial public and follow-on offerings.

     A significant use of cash by financing activities was the partial distributions of previously undistributed S corporation earnings following the terminations of the companies' S corporation status. Partial distributions of S corporation earnings were $1.1 million, $11.1 million and $.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The international operations of CBSI, principally the offshore development centers, accounted for 12.2%, 7.1%, and 4.4% of CBSI's total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Most of CBSI's revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations in 1998, 1997 and 1996 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

     Inflation did not have a material impact on CBSI's revenues or income from operations in fiscal years 1998, 1997 and 1996.

     CBSI has evaluated its primary information technology infrastructure for Year 2000 compliance. CBSI does not expect that the cost to modify its primary information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. CBSI does not anticipate any material disruption in its operations as a result of any failure to be in compliance. CBSI does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of CBSI's significant suppliers, including providers of electricity, gas, water, communication and telephone services, or customers do not successfully and timely achieve Year 2000 compliance, CBSI's business or operations may be adversely affected.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Failure to Recruit, Train and Retain Skilled IT Professionals Could Increase Costs or Limit Growth

     We need to recruit and retain highly trained professionals in order to deliver our IT services to our clients. Our continued success depends upon our ability to attract, develop, motivate and retain highly skilled IT professionals and project managers with the technical skills and experience necessary to deliver our services to our clients. The qualified IT professionals we require are in high demand worldwide and are likely to remain a limited resource for the foreseeable future. We cannot be certain that we will be able to attract or retain the IT professionals that we seek.

Failure to Properly Manage Mergers and Acquisitions Could Adversely Affect Our Business

     We have expanded, and plan to continue to expand, our operations through the merger with or acquisition of additional businesses that complement our core skills and have the potential to increase our overall value. We may not be able to continue to identify and merge with or acquire businesses with which we are compatible. Mergers and acquisitions involve a number of special risks, including:

     - Diversion of management's attention;

     - Potential failure to retain key personnel;

     - Assumption of unanticipated legal liabilities and other problems;

     - Difficulties in integrating systems, operations and cultures;

     - Amortization of acquired intangible assets; and

     - Potential dilution of earnings per share.

     Since our initial public offering in March 1997, we have had three major mergers We may not be able to profitably manage these businesses or successfully integrate any business that we merge with or acquire without substantial expense, delay or other operational or financial problems. Our reputation is a valuable asset and performance problems and client dissatisfaction with a firm which we acquired or merged with could adversely affect our reputation. In addition, we cannot be certain that businesses we acquire or merge with will achieve anticipated revenues and earnings. Failure to successfully manage our merger and acquisition strategy could have an adverse effect on our business.

Variability of Quarterly Operating Results

     Our revenues and operating results can vary from quarter to quarter depending on a number of factors, including:

     - The timing and number of client projects commenced and completed during a quarter;

     - The number of working days in a quarter;

     - Employee hiring, attrition and utilization rates;

     - Progress on fixed-price projects during a quarter;

     - The consummation of mergers and acquisitions;

     - The ability of clients to terminate engagements without penalty;

     - The size and scope of assignments; and

     - General economic conditions.

     Because a high percentage of our expenses are fixed, such as personnel and facilities costs, a variation in revenues may cause a significant variation in our quarterly operating results and could result in losses. Also, our costs periodically increase due to the hiring of new employees and the making of strategic investments in infrastructure in anticipation of future opportunities for revenue growth.

Impact of Government Regulation of Immigration Could Limit Growth

     We recruit IT professionals globally to create a workforce that can be deployed wherever required by our clients. As a result, we must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 1998, approximately 25% of our worldwide workforce was working under H-1B temporary work permits in the United States. Government regulation limits the number of new H-1B permits that may be approved in a fiscal year. If the limit is reached in any year, we may not be able to recruit enough IT professionals to meet our personnel requirements. This could materially affect our business. Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concern over the level of legal and illegal immigration into the United States. These concerns have often resulted in proposals aimed at reducing the number of work permits that may be issued. Any change making it more difficult for us to hire foreign nationals, or limiting our ability to retain foreign employees, could require us to incur additional unexpected labor costs and other expenses.

Our Fixed-Price Projects Contain Cost Overrun Risks

     We undertake certain projects on a fixed-price basis, as distinguished from billing on a time-and-materials basis. We realized approximately 15.6% of our revenues from fixed-price projects during the year ended December 31, 1998. Significant cost overruns can occur if we fail to:

     - Adequately estimate the resources required to complete a project;

     - Properly determine the scope of an engagement; or

     - Complete our contractual obligation in a manner consistent with the project plan.

     The potential for cost overruns may be heightened if we act as a subcontractor on a fixed-price project, because we have a limited ability to control project variables and to negotiate directly with the ultimate client. We cannot be certain that any of our existing or future fixed-price projects will be profitable.

Increasing Significance and Risks of Non-U.S. Operations

     Our international consulting and offshore software development operations accounted for approximately 12% of our total revenues for the year ended December 31, 1998. Our international operations and international business activities are subject to the following risks:

     - Unexpected changes in regulatory environments;

     - Foreign currency fluctuations;

     - Tariffs and other trade barriers;

     - Difficulty in managing international operations;

     - Potential foreign tax consequences, including repatriation of earnings;

     - Burden of complying with a wide variety of foreign laws and regulations;

     - Unexpected changes in the local and regional political climate and the possible reaction to those changes by the international community, including economic sanctions;

     - Risk of increased duties, taxes and governmental royalties; and

     - Changes in laws and policies governing operations of foreign-based companies.

     Our international operations greatly depend upon business and technology transfer laws and related restrictions and upon continued development of technology infrastructure. We cannot be certain that our international operations will continue to be profitable or support our growth strategy.

Demand for Year 2000 Services Will Decrease

     During the year ended December 31, 1998, we realized approximately 17% of our total revenues from Year 2000 engagements. We expect the number of Year 2000 engagements and revenues derived from such engagements to peak prior to calendar year 2000 as companies become Year 2000 compliant. To maintain our current level of operations, we will need to obtain revenue from other sources and types of engagements to replace the revenue lost due to the decline in Year 2000 engagements. There can be no assurance that we will be able to replace revenues that are currently derived from Year 2000 engagements.

Exposure to Regulatory, Political and General Economic Conditions in India

     A significant element of our business strategy is to expand our offshore software development centers in Bangalore and Chennai, India. As of December 31, 1998, approximately 25% of our workforce was located in India. We benefit directly from certain incentives provided by the Indian government to encourage foreign investment, including tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. If the Indian government changes any of these incentives, it could negatively impact the profitability of our Indian operations.

     Although wage costs in India are significantly lower than in the United States and elsewhere for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the United States. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Changes in interest rates, inflation rates, tax rates and policies, or other social, political, economic or diplomatic developments affecting India in the future could have an adverse effect on our business.

We Operate in Highly Competitive Markets

     The IT services industry is highly competitive, undergoing consolidation and is served by many national, regional and local firms, all of which are either existing or potential competitors. Our primary competitors include Cambridge Technology Partners, Inc., IMR Global Corp., Keane, Inc., Whittman-Hart, Inc. and participants within a variety of market segments, including:

     - Large accounting firms;

     - Implementation firms;

     - Software applications firms;

     - Service groups of computer equipment companies;

     - General management consulting firms; and

     - Programming companies and temporary staffing firms.

     Many of these competitors have substantially greater resources and greater name recognition than we do. In addition, there are relatively few barriers to entry into our markets. We have faced, and we expect to continue to face, additional competition from new entrants into our markets. In addition, clients may increase their use of internal IT resources to satisfy their applications solutions needs instead of engaging us. Each of these competitive factors may limit our ability to increase prices commensurate with increases in labor costs which could result in reduced margins. We cannot be certain that we will be able to compete successfully with existing or new competitors.

Our Contracts are Short-Term and Contain Termination Provisions

     A typical contract with our clients has a term of one-to-three years. A client may choose not to renew its contract when it terminates. Under our contracts, clients may unilaterally reduce the use of our services with little or no notice and without penalty. If we are unable to retain our existing clients, our business could be adversely affected. An unanticipated termination of a major project could result in a loss of revenues and could require us to pay a number of unassigned IT professionals until new engagements can be obtained. In the alternative, we could also be forced to terminate unassigned IT professionals.

Failure to Properly Manage Growth Could Adversely Affect Our Business

     As a result of our internal growth and acquisition strategy, we have experienced a rapid increase in the number of branch locations, the number of employees and revenues. This rapid growth has placed significant demands on our managerial, administrative and operational resources. Effective management of our growth will require us to continue to improve our operational, financial and other management processes and systems and to quickly and efficiently integrate businesses we merge with or acquire. We cannot be sure that we will continue to grow or that we will be able to manage our growth.

Possible Write-Off of Computer Software Development Costs Could Adversely Affect Our Business

     Prior to its merger with CBSI, Claremont wrote off approximately $8.3 million of capitalized software development costs related to their Premost and Clarety software modules. We have remaining net capitalized software development costs relating to the Clarety module of $4.4 million as of December 31, 1998. If the remaining capitalized software development costs exceed the potential revenue that can derive from the software, we would be required under generally accepted accounting principles to immediately write-off the excess amount. The amount of the write-off in any particular period may be as much as the total amount of capitalized software development costs then carried on our balance sheet and could have an adverse effect on our results of operations and financial condition.

Limited Protection of Intellectual Property Rights

     Our success depends in part upon certain methodologies we utilize in providing IT services to our clients. We have not registered copyrights to such methodologies, which may impair our ability to protect these methodologies. We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property.

     We enter into confidentiality agreements with our employees and limit the distribution of proprietary information. However, we cannot be sure that these steps will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use of and take appropriate steps to enforce our intellectual property rights.

     The laws of certain foreign countries in which our products are, or may be, developed or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. This lack of protection may impair our ability to adequately protect our intellectual property.

     Although we do not believe that our products infringe on the rights of third parties, third parties may nevertheless make infringement claims against us in the future. Such claims may result in costly litigation or require us to obtain a license for such intellectual property rights.

Potential Liability to Clients

     Many of our engagements, including Year 2000 projects, involve projects that are critical to the operation of our client's businesses and provide benefits that may be difficult to quantify. We attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services. We cannot be sure that our attempts to limit liability will be successful. If we fail to meet a client's expectations in the execution of our services, it could result in an adverse change to our client's operations. This could give rise to claims against us or damage our reputation, which could adversely affect our business.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Complete Business Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of Complete Business Solutions, Inc. (a Michigan corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 and 1996 financial statements of Claremont Technology Group, Inc. and c.w. Costello & Associates, inc., companies that Complete Business Solutions, Inc. merged with during 1998, in transactions accounted for as poolings of interests, as discussed in Note 1. Such statements are included in the related consolidated financial statements of Complete Business Solutions, Inc. and reflect total revenues and net income of 53% and 24% in 1997, 49% and 44% in 1996, respectively, and 43% of total assets in 1997, of the related consolidated totals. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Claremont Technology Group, Inc. and c.w. Costello & Associates, inc., is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Complete Business Solutions, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Detroit, Michigan,
February 2, 1999.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
Claremont Technology Group, Inc.
and Subsidiaries:

     We have audited the consolidated balance sheet of Claremont Technology Group, Inc. and subsidiaries as of June 30, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1997 not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Claremont Technology Group, Inc. and subsidiaries as of June 30, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP

Portland, Oregon
August 14, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
c.w. Costello & Associates, inc.
Wethersfield, Connecticut

     We have audited the balance sheet of c.w. Costello & Associates, inc. (an "S" Corporation) (the "Company") as of December 31, 1997, and the related statements of operations, shareholders' equity and of cash flows for each of the two years in the period ended December 31, 1997 not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of c.w. Costello & Associates, inc. (an "S" Corporation) as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 10 to those financial statements, on January 27, 1998, the Company merged with Complete Business Solutions, Inc.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 9, 1998

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1998           1997
                                                              (DOLLARS IN THOUSANDS)
                                                                     (NOTE 1)
                           ASSETS
Current assets:
     Cash and cash equivalents..............................  $ 60,732       $ 72,698
     Accounts receivable, net...............................    72,007         52,814
     Revenue earned in excess of billings, net..............    11,597          6,687
     Deferred and refundable income taxes...................     8,459          5,639
     Prepaid expenses and other.............................     3,311          2,551
                                                              --------       --------
          Total current assets..............................   156,106        140,389
                                                              --------       --------
Property and equipment, net.................................    17,846         14,215
Computer software, net......................................     4,425          8,826
Goodwill, net...............................................    10,383          2,809
Other assets, net...........................................     2,285          2,001
                                                              --------       --------
          Total assets......................................  $191,045       $168,240
                                                              ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................  $  6,113       $  6,345
     Accrued payroll and related costs......................    26,479         19,194
     Revolving credit facility..............................        --          3,380
     Current portion of long-term debt......................        --            993
     Other accrued liabilities..............................    12,589          6,208
     Distribution payable to shareholders...................       365          1,325
     Deferred revenue.......................................     1,703          1,838
                                                              --------       --------
          Total current liabilities.........................    47,249         39,283
                                                              --------       --------
Deferred taxes..............................................     1,025          2,883
Other liabilities...........................................     1,616            748
Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value, 1,000,000 shares
      authorized, none issued...............................        --             --
     Common stock, no par value, 200,000,000 shares
      authorized, 34,862,642 and 33,056,759 shares issued
      and outstanding as of December 31, 1998 and 1997,
      respectively (Note 17)................................        --             --
     Additional paid-in capital.............................   117,590        108,671
     Retained earnings......................................    30,912         19,822
     Stock subscriptions receivable.........................    (6,079)        (2,503)
     Cumulative translation adjustment......................    (1,268)          (664)
                                                              --------       --------
          Total shareholders' equity........................   141,155        125,326
                                                              --------       --------
          Total liabilities and shareholders' equity........  $191,045       $168,240
                                                              ========       ========

   The accompanying notes are an integral part of these consolidated balance sheets.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                             (NOTE 1)
Revenues....................................................   $376,567      $261,282      $182,632
Cost of revenues:
     Salaries, wages and employee benefits..................    195,237       145,947       106,656
     Contractual services...................................     34,678        19,951        11,316
     Project travel and relocation..........................     15,334        10,695         6,597
     Depreciation and amortization..........................      3,850         2,187         1,678
                                                               --------      --------      --------
          Total cost of revenues............................    249,099       178,780       126,247
                                                               --------      --------      --------
          Gross profit......................................    127,468        82,502        56,385
Selling, general and administrative expenses................     85,468        64,618        43,569
Merger costs and other......................................     28,250         1,559           111
                                                               --------      --------      --------
          Income from operations............................     13,750        16,325        12,705
Other expense (income)......................................     (2,927)         (842)          934
                                                               --------      --------      --------
          Income before provision for income taxes and
            minority interest...............................     16,677        17,167        11,771
Provision for income taxes..................................      9,986         7,278         2,444
Minority interest...........................................         --            82           158
                                                               --------      --------      --------
          Net income........................................   $  6,691      $  9,807      $  9,169
                                                               ========      ========      ========
Basic earnings per share --
  Weighted average shares outstanding.......................     34,414        29,126        20,206
                                                               ========      ========      ========
  Basic earnings per share..................................   $   0.19      $   0.34      $   0.45
                                                               ========      ========      ========
Diluted earnings per share --
  Weighted average shares outstanding.......................     34,414        29,126        20,206
  Dilutive effect of stock options..........................      1,797         2,903         4,073
                                                               --------      --------      --------
  Diluted weighted average shares outstanding...............     36,211        32,029        24,279
                                                               ========      ========      ========
  Diluted earnings per share................................   $   0.18      $   0.31      $   0.38
                                                               ========      ========      ========
Pro forma information:
Net income as reported......................................   $  6,691      $  9,807      $  9,169
Pro forma incremental income tax provision (benefit)........     (1,417)         (764)        2,175
                                                               --------      --------      --------
Pro forma net income........................................   $  8,108      $ 10,571      $  6,994
                                                               ========      ========      ========
Earnings per share --
     Pro forma basic earnings per share.....................   $   0.24      $   0.36      $   0.35
                                                               ========      ========      ========
     Pro forma diluted earnings per share...................   $   0.22      $   0.33      $   0.29
                                                               ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     COMMON      ADDITIONAL                  STOCK        CURRENCY         TOTAL
                                     SHARES       PAID-IN     RETAINED   SUBSCRIPTIONS   TRANSLATION   SHAREHOLDERS'
                                   OUTSTANDING    CAPITAL     EARNINGS    RECEIVABLE     ADJUSTMENT       EQUITY
                                                            (DOLLARS IN THOUSANDS) (NOTE 1)
Balance -- December 31, 1995.....  19,213,251     $    649    $ 17,395      $    --        $  (158)      $ 17,886
  Net income.....................          --           --       9,169           --             --          9,169
  Translation adjustment.........          --           --          --           --            (51)           (51)
  Distribution to shareholders...          --           --        (423)          --             --           (423)
  Capital contribution...........          --        1,100          --           --             --          1,100
  Stock dividends and other,
    net..........................     351,113          104        (272)          --             --           (168)
  Stock options exercised........   1,617,145        3,336          --       (2,125)            --          1,211
                                   ----------     --------    --------      -------        -------       --------
Balance -- December 31, 1996.....  21,181,509        5,189      25,869       (2,125)          (209)        28,724
  Net income.....................          --           --       9,807           --             --          9,807
  Translation adjustment.........          --           --          --           --           (378)          (378)
  Stock options and warrants
    exercised....................   1,397,472        6,395          --         (685)            --          5,710
  Repayment of stock
    subscriptions receivable.....          --           --          --          307             --            307
  Conversion of minority
    shareholder..................   1,105,264        4,593          --           --            (77)         4,516
  Issuances of common stock,
    net..........................   9,372,514       88,860          --           --             --         88,860
  Distributions to
    shareholders.................          --           --     (12,220)          --             --        (12,220)
  Recapitalizations..............          --        3,634      (3,634)          --             --             --
                                   ----------     --------    --------      -------        -------       --------
Balance -- December 31, 1997.....  33,056,759      108,671      19,822       (2,503)          (664)       125,326
  Net income.....................          --           --       6,691           --             --          6,691
  Translation adjustment.........          --           --          --           --           (433)          (433)
  Stock options exercised........   1,598,768        9,541          --       (5,015)            --          4,526
  Repayment of stock
    subscriptions receivable.....          --           --          --        1,439             --          1,439
  Issuances of common stock......      21,769          389          --           --             --            389
  Distributions to
    shareholders.................          --           --        (133)          --             --           (133)
  Recapitalization...............          --       (3,484)      3,484           --             --             --
  Adjustment for pooling of
    interests....................     185,346        2,473       1,048                        (171)         3,350
                                   ----------     --------    --------      -------        -------       --------
Balance -- December 31, 1998.....  34,862,642     $117,590    $ 30,912      $(6,079)       $(1,268)      $141,155
                                   ==========     ========    ========      =======        =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998        1997       1996
                                                                    (DOLLARS IN THOUSANDS)
                                                                           (NOTE 1)
Cash flows from operating activities --
Net income..................................................    $  6,691    $  9,807    $ 9,169
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................       7,450       5,960      3,843
     Provision for doubtful accounts........................       1,100         903        483
     Minority interest......................................          --          82        158
     Writedown of other assets and other....................      15,649          --         --
     Provision (benefit) for deferred taxes.................      (8,343)       (958)       784
     Equity in loss of investee and other...................          --         279        110
     Stock option expense...................................          --         592        107
     Change in assets and liabilities:
       Accounts receivable..................................     (22,739)    (14,016)   (17,114)
       Prepaid expenses and other assets....................        (925)     (3,552)    (2,172)
       Accounts payable, accrued payroll and related costs
          and other liabilities.............................      13,852      14,077      6,170
       Deferred revenue.....................................       1,674        (300)       446
                                                                --------    --------    -------
            Net cash provided by operating activities.......      14,409      12,874      1,984
                                                                --------    --------    -------
Cash flows from investing activities --
  Investment in property, equipment and other...............     (10,531)     (8,359)    (8,276)
  Investment in computer software...........................      (1,510)     (6,901)    (2,077)
  Payment for purchase of assets, net of cash acquired......      (4,241)       (291)      (130)
  Investment in affiliate...................................          --        (405)      (195)
  Net borrowings (repayments) on notes receivable...........          --         (31)       555
                                                                --------    --------    -------
            Net cash used in investing activities...........     (16,282)    (15,987)   (10,123)
                                                                --------    --------    -------
Cash flows from financing activities --
  Net borrowings (payments) on revolving credit facility and
     long-term debt.........................................      (4,471)    (12,390)     8,576
  Net proceeds from issuances of common stock...............          --      88,510         --
  S corporation distributions...............................      (1,093)    (11,092)      (671)
  Net proceeds from exercise of stock options and other,
     net....................................................       6,354       6,367      1,211
  Proceeds from sale of stock in subsidiary, net............          --          --      3,500
  Repurchase of stock in subsidiary.........................          --          --     (2,708)
  Capital contribution......................................          --          --      1,100
                                                                --------    --------    -------
            Net cash provided by financing activities.......         790      71,395     11,008
                                                                --------    --------    -------
Effect of exchange rate changes on cash.....................         (46)        (47)        (9)
                                                                --------    --------    -------
Increase (decrease) in cash and cash equivalents............      (1,129)     68,235      2,860
Cash and cash equivalents at beginning of period............      61,861       4,463      1,603
                                                                --------    --------    -------
Cash and cash equivalents at end of period..................    $ 60,732    $ 72,698    $ 4,463
                                                                ========    ========    =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $    128    $  1,049    $   895
     Income taxes...........................................    $ 12,153    $  6,378    $   939

  The accompanying notes are an integral part of these consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Operations

     Complete Business Solutions, Inc. (CBSI) was founded in 1985. CBSI and its subsidiaries (the Company) provide information technology (IT) services worldwide to large and mid-size organizations. The Company offers its clients a broad range of IT services, from advising clients on IT business strategy and strategic technology plans to developing and implementing appropriate IT solutions.

     Principles of Consolidation and Organization

     The consolidated financial statements include the accounts of CBSI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     In July 1998, the Company closed an Agreement and Plan of Merger with Claremont Technology Group, Inc. (Claremont), a publicly held Oregon corporation. The merger with Claremont was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying consolidated balance sheets and statements of income, shareholders' equity and cash flows have been retroactively restated. Claremont had a fiscal year end of June 30. The consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996, combine CBSI's results for the years ended December 31, 1997 and 1996, with Claremont's results for the years ended June 30, 1997 and 1996, respectively. The consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1998 combine CBSI's and Claremont's results for the year ended December 31, 1998. The consolidated balance sheet as of December 31, 1997 combines CBSI's balance sheet as of December 31, 1997, with Claremont's balance sheet as of June 30, 1997. The consolidated balance sheet as of December 31, 1998 combines CBSI's and Claremont's balance sheets as of that date. All footnote information stated as of and for the years ended December 31, 1997 and 1996, combines CBSI's information as of and for the years ended December 31, 1997 and 1996 with Claremont's information as of and for the year ended June 30, 1997 and 1996, respectively. Footnote information stated as of and for the years ended December 31, 1998 combines CBSI's and Claremont's information as of and for the year ended December 31, 1998. As a result of these pooling of interests period combinations, an adjustment has been included in the consolidated statements of shareholders' equity to adjust all components of shareholders' equity to their respective balances as of December 31, 1998. See Note 3.

     In January 1998, the Company closed an Agreement and Plan of Merger with c.w. Costello & Associates, inc. (Costello), a privately held Delaware corporation. The merger with Costello was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying consolidated balance sheets and statements of income, shareholders' equity and cash flows have been retroactively restated.

     In November 1997, the Company closed an Agreement and Plan of Merger with Synergy Software, Inc., (Synergy) a privately held Illinois corporation. The merger with Synergy was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying consolidated balance sheets and statements of income, shareholders' equity and cash flows have been retroactively restated.

     CBS Complete Business Solutions (Mauritius) Limited (CBS Mauritius) held a 76% interest in Complete Business Solutions (India) Limited (CBS India) with the remaining 24% interest held by an entity affiliated with a CBSI shareholder (affiliated entity). In July 1996, CBS Mauritius sold an ownership interest to an unrelated entity for approximately $3,500, net of transaction costs. Simultaneously, CBS Mauritius repurchased its stock held by the affiliated entity for approximately $2,708 and CBSI made a capital contribution of $1,708 to CBS Mauritius. As a result of this transaction, CBSI owned 72% and the unrelated entity owned 28% of CBS Mauritius. As authorized in the CBS Mauritius shareholders agreement and in

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

connection with the initial public offering of CBSI's Common Stock, the 28% shareholder of CBS Mauritius converted its ownership interest into 1,105,264 shares of CBSI's Common Stock.

     Foreign Currency

     For significant foreign operations, the local currencies have been designated as the functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and at the average exchange rate during the year for revenues and expenses. The resulting foreign currency translation adjustment is reflected as a separate component of shareholders' equity as of December 31, 1998 and 1997.

     Transaction gains and losses, which were not significant in the years presented, are reflected in the consolidated statements of income.

     Cash and Cash Equivalents

     Cash and cash equivalents include investments in highly liquid money market funds and commercial paper.

     Financial Instruments

     The fair values and carrying amounts of certain of the Company's financial instruments, primarily accounts receivable and payable, are approximately equivalent.

     The carrying amount of the revolving credit facility approximates fair value due primarily to the variable rate of interest on this credit facility.

     The fair value of long-term debt was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the financial statements.

     Goodwill

     Goodwill represents the excess of cost over the net tangible and identifiable intangible assets related to a business acquired and the acquisition of shares owned by the 28% minority shareholder of CBS Mauritius during the years ended December 31, 1998 and 1997, respectively. Goodwill is carried at cost, less accumulated amortization, and is amortized on a straight-line basis over periods ranging from 20 to 30 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business's undiscounted cash flow over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter.

     Revenue Recognition

     The Company recognizes professional service fee revenue on time-and-materials contracts as the services are performed.

     Revenues on fixed-priced contracts are recognized using the percentage of completion method. The percentage of completion is determined by relating the actual cost of work performed to date to the estimated

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

total cost for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion. Retainages, which are not material for any of the years presented, are included in accounts receivable in the accompanying consolidated balance sheets. Revenue earned in excess of billings is comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

     Computer Software

     The Company performs research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on a.) the straight-line method over the estimated economic life of the product, generally three years to five years, or b.) the ratio of current gross revenues for each product to the total of current and anticipated gross revenues for each product, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. On an ongoing basis, management reviews the valuation and amortization of capitalized development costs. As part of this review, the Company considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. The amortization of software development costs was $1,583, $860 and $917 for the years ended December 31, 1998, 1997 and 1996, respectively.

     In Claremont's third and fourth quarters of fiscal 1998, management determined that certain of the Company's computer software products were no longer realizable and recorded a charge of approximately $8,300.

     Accumulated amortization on computer software amounted to $5,027 and $3,032 as of December 31, 1998 and 1997, respectively.

     Amounts capitalized were $1,510, $6,901 and $2,643 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Amounts charged to expense for research and development of computer software were not material in the periods presented.

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

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

2. COMMON STOCK OFFERINGS

     In August 1997, CBSI completed a secondary offering of 5,200,000 shares of its Common Stock at a price of $14 1/8 per share. This offering consisted of 2,900,000 shares of newly issued Common Stock and 2,300,000 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from this offering were approximately $38,000.

     In March 1997, CBSI completed its initial public offering of 5,000,000 shares of its Common Stock at a price of $6 per share. This offering consisted of 4,600,000 shares of newly issued Common Stock and 400,000 shares sold by a selling shareholder. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from this offering were approximately $23,600.

     In July 1996, Claremont completed its initial public offering of 2,171,417 shares of its common stock at a price of $19 3/8 per share. This offering consisted of 1,357,136 shares of newly issued common stock and 814,281 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance costs, net proceeds to Claremont from this offering were approximately $26,900.

3. MERGERS AND ACQUISITIONS

     On July 24, 1998, the Company closed a merger agreement with Claremont. This merger agreement provided for all of the outstanding Claremont common stock to be exchanged for approximately 7,235,000 shares of CBSI's common stock. (See
Note 11.)

     Unaudited summarized results of operations and other changes in shareholders' equity of the previously separate entities for the six month period ended June 30, 1998 are as follows:

                                                             COMPLETE BUSINESS
                                                              SOLUTIONS, INC.     CLAREMONT
                                                                (INCLUDING        TECHNOLOGY
                                                                 COSTELLO)        GROUP INC.
Revenues..................................................       $127,549          $ 46,317
                                                                 ========          ========
Gross profit..............................................       $ 38,979          $ 19,017
                                                                 ========          ========
Income (loss) from operations.............................       $ 10,933          $(13,160)
                                                                 ========          ========
Net (loss) income.........................................       $  6,282          $(10,056)
                                                                 ========          ========
Other significant changes to shareholders' equity
  S Corporation distributions and other...................       $    133          $     --
                                                                 ========          ========

     The activity for Claremont for the period from July 1, 1997 to December 31, 1997, has not been reflected in the consolidated statements of income for CBSI as a result of the periods combined. (See Note 1). Unaudited summarized results of operations for the six month period ended December 31, 1997 for Claremont are as follows:

Revenue.....................................................  $43,975
                                                              =======
Gross profit................................................  $18,381
                                                              =======
Income from operations......................................  $ 1,785
                                                              =======
Net income..................................................  $ 1,048
                                                              =======

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On January 27, 1998, the Company closed a merger agreement with Costello. This merger agreement provided for all of the outstanding Costello common stock to be exchanged for approximately 3,363,000 shares of CBSI's common stock. See
Note 11.

     Audited summarized results of operations and other changes in shareholders' equity of the previously separate entities for the year ended December 31, 1997 are as follows:

                                                          COMPLETE BUSINESS   C.W. COSTELLO &
                                                           SOLUTIONS, INC.    ASSOCIATES, INC.
Revenues................................................      $123,775            $70,175
                                                              ========            =======
Gross profit............................................      $ 34,175            $16,821
                                                              ========            =======
Income (loss) from operations...........................      $ 10,442            $(1,034)
                                                              ========            =======
Net income (loss).......................................      $  7,501            $(1,940)
                                                              ========            =======
Other significant changes to shareholders' equity --
  S Corporation distributions and other.................      $ 12,220            $    --
                                                              ========            =======

     On November 20, 1997, the Company closed a merger agreement with Synergy. The merger agreement provided for all of the outstanding Synergy common stock to be exchanged for approximately 1,391,000 shares of CBSI's common stock. See Note 11.

     Accounting policies of CBSI, Synergy, Costello and Claremont were substantially the same. There were no significant intercompany transactions requiring elimination in any period presented.

4. ACCOUNTS RECEIVABLE AND CREDIT RISK

     The allowance for doubtful accounts is as follows:

                                                               1998     1997    1996
Balance -- beginning of period..............................  $1,155   $  704   $ 331
Provision...................................................   1,100      903     483
Charge-offs.................................................     (10)    (486)   (110)
                                                              ------   ------   -----
Balance -- end of period....................................  $2,245   $1,121   $ 704
                                                              ======   ======   =====

     The Company grants credit to clients based upon management's assessment of their creditworthiness. Substantially all of the Company's revenues (and the resulting accounts receivable) are from large and mid-size companies, major systems integrators and governmental agencies.

5. PROPERTY AND EQUIPMENT

     As of December 31, 1998 and 1997, property and equipment consisted of the following:

                                                            DECEMBER 31,       ESTIMATED
                                                         -------------------     USEFUL
                                                           1998       1997       LIVES
Equipment and purchased software.......................  $ 26,408   $ 20,304   3-5 years
Buildings..............................................       698      1,044    31 years
Furniture and fixtures.................................     4,565      3,535   5-7 years
Leasehold improvements.................................     1,951      1,009   5-7 years
Automobiles............................................       832        429     5 years
                                                         --------   --------
                                                           34,454     26,321
Accumulated depreciation...............................   (16,608)   (12,106)
                                                         --------   --------
Property and equipment, net............................  $ 17,846   $ 14,215
                                                         ========   ========

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. RELATED PARTY TRANSACTIONS

     During 1997 and 1996, Costello made interest bearing loans to an affiliate of a shareholder for the purchase of real estate, of $98 and $25, respectively. As of December 31, 1998 and 1997, $219 and $261, respectively, of these loans were outstanding. Through December 31, 1997, Costello leased this real estate from the affiliate for various marketing and administrative purposes. During 1997 and 1996, Costello incurred rent expense of $150 and $102, respectively. These leases were cancelled during 1998.

     Claremont issued promissory notes totaling $514 to certain employees during their fiscal year 1996. The notes were due at varying dates through July 31, 1997 and bore interest at rates ranging from 4.0% to 7.1%.

     During 1996, a shareholder loaned $608 to CBSI in exchange for a note. The note was short-term and bore interest at 8.25%. This note and accrued interest were repaid during 1996.

     CBSI paid approximately $654, $551 and $295 for the years ended December 31, 1998, 1997 and 1996, respectively, for consulting services provided by an affiliate of an outside director.

     In August 1997, in connection with CBSI's secondary offering, a related party paid the Company approximately $300 as required under Section 16(b) of the Exchange Act of 1934. This amount has been included in additional paid-in capital in the accompanying consolidated balance sheets.

7. REVOLVING CREDIT FACILITY

     Under a credit arrangement with a commercial bank, the Company may borrow an amount not to exceed $21,000 at the bank's prime interest rate, or LIBOR plus 1.5%. Borrowings under the facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of the Company. There were no amounts outstanding under this agreement at December 31, 1998 and 1997. The credit agreement contains various restrictive covenants which, among other items, require the Company to maintain certain levels of tangible net worth, a debt to earnings ratio, and a funded debt to capitalization ratio.

     Costello maintained line of credit arrangements with commercial banks which included a base borrowing line of $11,000 and a special advance of $1,500 as of December 31, 1997. The line was secured by substantially all of the assets of Costello and bore interest at the bank's prime rate. The balance outstanding under this arrangement at December 31, 1997 was $3,380. The weighted average interest rate on the outstanding borrowings was 8.5% at December 31, 1997. The outstanding balance on these line of credit arrangements were repaid in 1998 and the credit arrangements were terminated.

     Claremont was a guarantor on a nonrevolving line of credit with a bank, which provided for borrowings of up to $2 million for purposes of facilitating the purchase of Company common stock by Claremont executives. As of December 31, 1997, there was $923 of related debt outstanding against the line. Advances under the line of credit were made directly to the executives with full recourse and bore interest. All amounts due under this line of credit have been repaid and the line of credit expired in September 1998.

8. LONG-TERM DEBT

     Long-term debt consists of notes payable to banks of $0 and $1,578 as of December 31, 1998 and 1997, respectively. Interest rates on these notes payable ranged from 7.6% to 8.05% at December 31, 1997.

9. SELF-INSURANCE

     CBSI and Claremont are self-insured for health and dental benefits up to $80 and $35, respectively, per occurrence. Insurance coverage is carried for risks in excess of this amount. The Company recognized health and dental benefits expense of approximately $6,475, $5,855 and $4,254 for the years ended December 31, 1998, 1997 and 1996, respectively. Estimated claims incurred but not reported were $1,850 and $945 as of

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 1998 and 1997, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

10. LEASES

     The Company leases its headquarters, regional offices, equipment and certain automobiles under noncancelable, long-term operating leases.

     Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $5,516, $3,619, and $2,591, respectively. The future minimum lease payments required under these operating leases for the years ending December 31, are as follows:

1999........................................................  $ 4,895
2000........................................................    4,284
2001........................................................    4,986
2002........................................................    3,621
2003........................................................    2,527
Thereafter..................................................    9,609
                                                              -------
                                                              $29,922
                                                              =======

11. STOCK OPTIONS

     CBSI maintains a Stock Option Plan (the Plan). Under the Plan, eligible employees and directors may be granted either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NISOs) at the discretion of the Compensation Committee of the Board of Directors. There are 7,247,454 shares of Common Stock authorized for grant under the Plan. Options under the Plan are granted at fair value on the date of grant. The options vest over periods determined by the Compensation Committee of the Company's Board of Directors. As a result of the merger with Synergy, as discussed in Note 3, outstanding Synergy stock options as of November 20, 1997 were converted into approximately 418,000 options of CBSI. These options retained their original terms and vesting periods. As a result of the merger with Costello, as discussed in Note 3, outstanding Costello stock options as of January 27, 1998 were converted into approximately 57,000 options of CBSI. These options retained their original terms and vesting periods. As a result of the merger with Claremont, as discussed in Note 3, outstanding Claremont stock options as of July 24, 1998 were converted into approximately 1,225,000 options of CBSI. These options retained their original terms and vesting periods.

     The Plan agreements provide for the option holder to exercise the options in exchange for cash, or a promissory note payable to the Company over a period of at least five years for NISOs and at least two years for ISOs. These notes are full recourse and bear interest at the prime rate of interest determined at the date of exercise. Interest on the loans is payable every six months.

     The Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")". Accordingly, no additional compensation expense has been recognized for the Plan within the accompanying consolidated statements of income. Had compensation expense for the Plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

provisions of SFAS No. 123, the Company's pro forma net income and pro forma diluted earnings per common share would have been reduced to the amounts indicated below:

                                                               1998     1997     1996
Net income --
  As reported...............................................  $6,691   $9,807   $9,169
  SFAS No. 123 pro forma....................................  $1,659   $8,451   $8,488
Diluted earnings per share --
  As reported...............................................  $ 0.18   $ 0.31   $ 0.38
  SFAS No. 123 pro forma....................................  $ 0.05   $ 0.26   $ 0.35

     A summary of option activity, restated to give effect to the mergers with Costello and Claremont, is as follows:

                                    OPTIONS OUTSTANDING
                               ------------------------------                   WEIGHTED AVERAGE
                                             WEIGHTED AVERAGE      OPTIONS       FAIR VALUE OF
                                 SHARES       EXERCISE PRICE     EXERCISABLE    OPTIONS GRANTED
                                  (IN
                               THOUSANDS)
BALANCE, DECEMBER 31,
  1995.....................       4,467             1.67            1,511
                                                                    =====
Options granted............       1,032             4.48                             $ 0.53
                                                                                     ======
Options exercised..........      (1,617)            1.72
Options cancelled..........        (130)            4.32
                                 ------
BALANCE, DECEMBER 31,
  1996.....................       3,752             2.33            1,504
                                 ------                             =====
Options granted............       2,300            13.51                             $ 5.37
                                                                                     ======
Options exercised..........      (1,397)            1.46
Options cancelled..........        (436)           12.82
                                 ------
BALANCE, DECEMBER 31,
  1997.....................       4,219             7.62            1,114
                                 ------                             =====
Options granted............       2,107            23.84                             $16.35
                                                                                     ======
Options exercised..........      (1,784)            4.59
Options cancelled..........        (515)           18.62
                                 ------
BALANCE, DECEMBER 31,
  1998.....................       4,027           $16.53              880
                                 ======           ======            =====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 1998 and 1997 grants: risk-free rate of interest of 5.5 and 6.5%, dividend yield of 0%; and expected lives of 4 to 5 years. A volatility factor of 93% and 68% was used in 1998 and 1997, respectively.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of options outstanding, adjusted to give effect to the mergers with Costello and Claremont, at December 31, 1998, is as follows:

                                               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                    -----------------------------------------    --------------------------------------
                                                       WEIGHTED
                                        NUMBER          AVERAGE      WEIGHTED           NUMBER
                                    OUTSTANDING AT     REMAINING     AVERAGE        EXERCISABLE OF          WEIGHTED
            RANGE OF                 DECEMBER 31,     CONTRACTUAL    EXERCISE        DECEMBER 31,           AVERAGE
         EXERCISE PRICE                  1998            LIFE         PRICE              1998            EXERCISE PRICE
$ 0.01 -  6.00..................        1,020             6.7         $ 3.78             549                 $ 2.63
$ 6.01 - 14.99..................          831             8.7         $13.15             123                 $13.11
$15.00 - 19.34..................          472             8.4         $17.87             128                 $18.06
$19.35 - 22.89..................          780             9.8         $22.75               2                 $22.70
$22.90 - 34.58..................          924             9.1         $26.13              78                 $26.32

12. BENEFIT PLANS

     CBSI maintains the Complete Business Solutions, Inc. Incentive Savings Plan and Trust (the 401(k) plan). All employees of CBSI are eligible to participate in the 401(k) plan once they have completed one year of service and have attained age 21. The 401(k) plan is a defined contribution plan, qualified as a profit sharing plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows eligible employees to contribute up to 18% of their compensation with CBSI matching a percentage of the contributions. For the years ended December 31, 1998, 1997 and 1996, CBSI matched 40% of the employees' contribution up to a maximum of 2.4% of the employees' compensation.

     Matching contributions made by CBSI amounted to approximately $1,286, $489 and $406 for the years ended December 31, 1998, 1997 and 1996, respectively. CBSI may also make an additional contribution, at its discretion, to the 401(k) plan. No such additional contributions have been made to date.

     Through December 31, 1997, Synergy and Costello maintained defined contribution 401(k) plans for substantially all of their employees. Under the plans, eligible employees could elect to contribute a portion of their base compensation. Synergy contributed an additional 25% of the employees' contributions up to 1% of the employees' aggregate base compensation. Costello contributions were discretionary. Contributions to these plans amounted to $454 and $395 for the years ended December 31, 1997 and 1996, respectively. In the first quarter of 1998, all employees of Synergy and Costello became eligible to participate in CBSI's 401(k) plan.

     Claremont maintained a defined contribution 401(k) plan for substantially all of its employees. Under the plan, eligible employees could elect to contribute a portion of their base compensation. Claremont's plan contributions amounted to $247, $117 and $129 for the years ended December 31, 1998, 1997 and 1996. In the third quarter of 1998, all employees of Claremont became eligible to participate in CBSI's 401(k) plan.

     The Company maintains various employee retention programs, including bonus and deferred compensation. The expense related to these programs is recognized as the compensation is earned.

13. STOCK WARRANT

     In May 1996, Claremont issued a five-year warrant to purchase approximately 310,000 shares of common stock at an exercise price of $13.32 per share. The warrant was exercised in October 1996 using a net exercise provision, for a total of approximately 219,000 shares of common stock. As of December 31, 1997, the warrant was fully exercised and no shares of the common stock remain issuable under this warrant.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. INCOME TAXES

     Prior to CBSI's initial public offering and the date of the merger with Synergy, the shareholders of the respective companies had elected, under the provisions of Subchapter S of the United States Internal Revenue Code (Subchapter S), to have income and related tax benefits of each company included in the taxable income of the shareholders. The shareholders of Costello also elected to be governed under the provisions of Subchapter S through the date of its merger with CBSI in 1998. As a result, no provision for U.S. federal income taxes and only certain state income taxes have been included in the consolidated statements of income prior to CBSI's initial public offering and the date of the mergers with Synergy and Costello.

     Upon termination of the Subchapter S elections, future income of the Company is subject to federal and state income taxes at the corporate level. Accordingly, the application of the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $1,400 and $920 for the years ended December 31, 1998 and 1997, respectively.

     Subsequent to the terminations, the Company has provided federal and state income taxes in the consolidated statements of income based on the effective tax rate for fiscal years 1998 and 1997. The unaudited pro forma net income in the consolidated statements of income reflects applicable pro forma adjustments to the provision for income taxes to reflect net income as if the Subchapter S elections had been revoked prior to January 1, 1996. See Note 20.

     CBS Mauritius is incorporated in Mauritius and is not subject to income taxes. CBS India is an Indian corporation subject to income taxes and receives certain exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. CBS India's tax provision has been included in the consolidated statements of income as part of the provision for income taxes. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

     The provision for income taxes consists of:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------
                                                                1998       1997      1996
Current --
  Federal..................................................    $17,047    $7,551    $1,232
  State and local..........................................        988       685       345
  Foreign..................................................        294        --        83
                                                               -------    ------    ------
                                                                18,329     8,236     1,660
Deferred --
  Federal..................................................     (8,164)     (744)      552
  State and local..........................................       (459)      433       232
  Foreign..................................................        280      (647)       --
                                                               -------    ------    ------
                                                                (8,343)     (958)      784
                                                               -------    ------    ------
                                                               $ 9,986    $7,278    $2,444
                                                               =======    ======    ======

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1997
Deferred tax assets --
  Accrued expenses..........................................    $ 8,421    $ 2,841
  Allowance for doubtful accounts...........................      1,231        276
  State net operating loss carryforward.....................         --        365
  Alternative minimum tax credit carryforward...............        220        120
  Foreign net operating losses..............................        397        647
  Other.....................................................        325        207
                                                                -------    -------
     Total gross deferred tax assets........................     10,594      4,456
Deferred tax liabilities --
  Capitalized software development costs....................     (1,974)    (3,360)
  S to C Corporation conversion.............................     (1,301)        --
  Accounts receivable.......................................         --       (678)
  CBS Mauritius.............................................       (210)      (204)
  Other.....................................................       (184)      (203)
                                                                -------    -------
     Total gross deferred tax liabilities...................     (3,669)    (4,445)
                                                                -------    -------
       Net deferred tax assets..............................    $ 6,925    $    11
                                                                =======    =======

     The items accounting for the difference between income taxes computed at the federal statutory rate and the consolidated effective rate are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                1998        1997        1996
Federal statutory rate......................................     35%         35%         34%
Effect of --
  Tax rate differences on foreign earnings not subject to
     U.S. tax...............................................    (10)         (4)         --
  Nondeductible merger costs................................     26          --          --
  State income taxes, not of federal tax effect.............      2           2           3
  Other, net................................................      3           3           3
                                                                ---          --         ---
                                                                 56%         36%         40%
  S Corporation earnings and terminations...................      4           6         (19)
                                                                ---          --         ---
                                                                 60%         42%         21%
                                                                ===          ==         ===

15. SEGMENT INFORMATION

     Effective December 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduced a new model for segment reporting, called the "management approach". The management approach is based on the way the segments are organized for making operating decisions and assessing performance.

     The Company is a provider of IT services, and is organized into office locations throughout the United States, Europe and Asia. The chief operating decision-makers evaluate each location's performance based primarily on their revenues, gross margin and operating income. Under this organization, the operating segments have been aggregated into one reportable segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes selected financial information of the Company's operations by geographic location. Revenues are attributed to countries based on the location of the customer.

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1998        1997        1996
Revenues --
  United States.......................................    $362,469    $254,514    $179,343
  India...............................................      33,877      13,644       4,994
     Less Intersegment................................     (31,751)    (11,847)     (4,781)
                                                          --------    --------    --------
                                                             2,126       1,797         213
  Other international.................................      11,972       4,971       3,076
                                                          --------    --------    --------
                                                          $376,567    $261,282    $182,632
                                                          ========    ========    ========
Long-Lived Assets --
  United States.......................................    $ 18,337    $ 20,911    $ 13,198
  India...............................................       5,558       3,970       1,994
  Other international.................................         661         161         102
                                                          --------    --------    --------
     Total............................................    $ 24,556    $ 25,042    $ 15,294
                                                          ========    ========    ========

16. COMMITMENTS, CONTINGENCIES AND POTENTIAL LIABILITY TO CLIENTS

     The Company is party to a third-party complaint filed against it and other parties on February 3, 1997, by Network Six, Inc. ("NSI") in the Circuit Court of the First Circuit for the State of Hawaii. The third-party claims are asserted in an action that the State of Hawaii has brought against NSI. The Company has also received an answer and counterclaim, dated January 31, 1997, served by NSI in a collection action brought by the Company against NSI in the Superior Court of the State of Rhode Island. The Company acted as a subcontractor to NSI in connection with the development of software for the State of Hawaii. Additionally, NSI and the Company were parties to a letter of intent, now terminated, for the purpose of exploring a business combination or merger. The Company's suit against NSI in Rhode Island, as well as the State of Hawaii's suit against NSI in Hawaii, arise from the Hawaii software project.

     The allegations of NSI's third-party complaint in the Hawaii action and NSI's counterclaim in the Rhode Island action are substantively identical. NSI alleges that the Company wrongfully used information gained in connection with the letter of intent to attempt to gain control of the State of Hawaii project, interfered with NSI's relationship with the State of Hawaii, employed or solicited the employment of NSI employees in violation of the contract, and otherwise breached contractual or other obligations to NSI. NSI seeks damages of approximately $481 for services and personnel allegedly provided to the Company by NSI, damages of $60,000 predicated on a decline in the market value of NSI's publicly-traded stock, and other unspecified damages. On May 30, 1997, the Circuit Court of the First Circuit for the State of Hawaii granted the Company's motion to dismiss claims asserting bad faith breach of contract with prejudice, and conspiracy without prejudice. The Company continues to pursue discovery.

     The Company believes that it has not breached any contractual or other obligation to NSI as alleged either in the third-party complaint or the counterclaim, and that it has meritorious defenses or set-offs to all of NSI's claims. The Company does not believe that NSI's actions will result in material liability to it, or that the actions will have a material adverse effect on the Company's financial condition, business, or operations. The Company intends to vigorously contest the claims asserted in both actions.

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

17. STOCK DIVIDEND

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

     Costello declared a 15% stock dividend on December 31, 1996.

18. SUBSEQUENT EVENT -- STOCK OFFERING

     In February 1999, CBSI completed a secondary offering of 5,400,000 shares of its Common Stock at a price of $31 per share. This offering consisted of 2,135,000 shares of newly issued Common Stock and 3,265,000 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from sale of the newly issued shares in this offering were approximately $60 million.

19. SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

     The following quarterly information is unaudited and has been restated to give effect to the mergers with Costello and Claremont which were accounted for by the poolings of interests method of accounting.

1998                                                                  QUARTER ENDED
----                                                 -----------------------------------------------
                                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
Revenues...........................................  $83,161    $90,705     $98,688       $104,013
Gross profit.......................................   27,195     30,801      34,055         35,417
Income (loss) from operations......................   (4,148)     1,921       3,106         12,871
Net income (loss)..................................   (6,637)     2,863       1,270          9,195
Net income (loss) per weighted-average share.......  $ (0.20)   $  0.08     $  0.03       $   0.25
Pro forma net income...............................   (5,220)     2,863       1,270          9,195
Pro forma diluted earnings per share...............  $ (0.16)   $  0.08     $  0.03       $   0.25

1997                                                                  QUARTER ENDED
----                                                 -----------------------------------------------
                                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
Revenues...........................................  $55,560    $62,745     $69,880        $73,097
Gross profit.......................................   17,649     20,565      23,549         20,739
Income from operations.............................    4,213      5,300       6,500            312
Net income.........................................    2,257      3,455       4,470           (375)
Net income per weighted-average share..............  $  0.08    $  0.11     $  0.14        $ (0.01)
Pro forma net income...............................    2,572      3,348       4,205            446
Pro forma diluted earnings per share...............  $  0.09    $  0.11     $  0.13        $  0.01

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

20. PRO FORMA STATEMENT OF INCOME INFORMATION (UNAUDITED)

     The pro forma adjustments for the incremental income tax provision (benefit) included in the accompanying consolidated statements of income reflects the additional provision (benefit) for Federal and state income taxes at the effective income tax rate as if the companies' Subchapter S elections had been revoked prior to January 1, 1996 and the companies had been taxed as C corporations. The differences between the United States Federal statutory rate and the consolidated effective rate are as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                              1998      1997      1996
Statutory Federal income tax rate...........................   35%       35%       34%
State income taxes, net of Federal tax effect...............    2         4         5
Tax rate differences on foreign earnings not subject to U.S.
  tax.......................................................  (10)       (4)       (2)
Non-deductible merger costs.................................   26         2        --
Other.......................................................   (2)        1         2
                                                              ---        --        --
                                                               51%       38%       39%
                                                              ===        ==        ==

     The Company considers all undistributed earnings of foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item is included in our Proxy Statement for our 1999 Annual Meeting of Shareholders under the caption Directors and Executive Officers and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included in our Proxy Statement for our 1999 Annual Meeting of Shareholders under the caption Executive Compensation and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in our Proxy Statement for our 1999 Annual Meeting of Shareholders under the caption Director and Executive Officer Ownership of CBSI Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included in our Proxy Statement for our 1999 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Documents filed as a part of the report:

1. Consolidated Financial Statements

             The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

                                                                                PAGE
                                                                                ----
                Independent Auditors' Report................................     21
                Consolidated Balance Sheets as of December 31, 1998 and
                  1997......................................................     23
                Consolidated Statements of Income for each of the years
                  ended December 31, 1998, 1997 and 1996....................     24
                Consolidated Statements of Shareholders' Equity for each of
                  the years ended December 31, 1998, 1997 and 1996..........     25
                Consolidated Statements of Cash Flows for each of the years
                  ended December 31, 1998, 1997 and 1996....................     26
                Notes to Consolidated Financial Statements..................     27

2. Financial Statement Schedules

           None

3. Exhibits

 EXHIBIT
  NUMBER                              DESCRIPTION
 3.1*         Restated Articles of Incorporation of the Company, as
              amended.
 3.2*         Bylaws of the Company.
 4.1*         See Exhibits 3.1 and 3.2 for provisions of the Restated
              Articles of Incorporation and Restated Bylaws of the Company
              defining rights of the holders of Common Stock of the
              Company.
 4.2*         Specimen Stock Certificate.
21.1          Subsidiaries of Registrant. (Filed Herein)
23.1          Consent of Arthur Andersen LLP. (Filed Herein)
23.2          Consent of KPMG Peat Marwick LLP. (Filed Herein)
23.3          Consent of Deloitte & Touche LLP. (Filed Herein)
27.1          Financial Data Schedule.(Filed Herein)

-------------------------
 * Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

(b) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPLETE BUSINESS SOLUTIONS, INC.

                                          By:   /s/ RAJENDRA B. VATTIKUTI
                                            ------------------------------------
                                                   Rajendra B. Vattikuti
                                             President, Chief Executive Officer
                                                         and Director
                                                       March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             /s/ RAJENDRA B. VATTIKUTI                 President, Chief Executive Officer, Director,          March 29, 1999
---------------------------------------------------    (Principal Executive Officer)
               Rajendra B. Vattikuti

               /s/ TIMOTHY S. MANNEY                   Executive Vice President of Finance and                March 29, 1999
---------------------------------------------------    Administration, Treasurer and Director (Principal
                 Timothy S. Manney                     Financial and Accounting Officer)

                /s/ FRANK D. STELLA                    Director                                               March 29, 1999
---------------------------------------------------
                  Frank D. Stella

                /s/ DOUGLAS S. LAND                    Director                                               March 29, 1999
---------------------------------------------------
                  Douglas S. Land

                                                       Director                                               March 29, 1999
---------------------------------------------------
                  John A. Stanley

                                                       Director                                               March 29, 1999
---------------------------------------------------
                  William Brooks

                                                       Director                                               March 29, 1999
---------------------------------------------------
                Charles W. Costello

                /s/ JERRY L. STONE                     Director                                               March 29, 1999
---------------------------------------------------
                  Jerry L. Stone

              /s/ RONALD K. MACHTLEY                   Director                                               March 29, 1999
---------------------------------------------------
                Ronald K. Machtley