Form 10-Q
period 1999-03-31
COMPLETE BUSINESS SOLUTIONS INC
filed 1999-05-17
CIK 1028461

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

                 For the quarterly period ended March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to

                        Commission file number: 0-22141
                       COMPLETE BUSINESS SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

              MICHIGAN                               38-2606945
  (State or Other Jurisdiction of                  (IRS Employer
   Incorporation or Organization)               Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          NO PAR VALUE                                     37,472,690
    (Class of Common Stock)                     (Outstanding as of May 12, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       COMPLETE BUSINESS SOLUTIONS, INC.

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements........................................      3
           Condensed Consolidated Balance Sheets.......................      3
           Condensed Consolidated Statements of Income.................      4
           Condensed Consolidated Statements of Cash Flows.............      5
           Notes to Condensed Consolidated Financial Statements........      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      7
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................      9
Item 6.    Exhibits and Reports on Form 8-K............................      9

SIGNATURES.............................................................     10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,
                                                                   1999        DECEMBER 31,
                                                                (UNAUDITED)        1998
                                                                -----------    ------------
                                                                  (DOLLARS IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $104,826        $ 60,732
  Accounts receivable, net..................................       89,232          72,007
  Revenue earned in excess of billings, net.................       12,511          11,597
  Prepaid expenses and other................................        5,657           3,311
                                                                 --------        --------
     Total current assets...................................      212,226         147,647
                                                                 --------        --------
Property and equipment, net.................................       19,975          17,846
Goodwill, net...............................................       16,928          10,383
Other assets................................................        9,158           6,710
                                                                 --------        --------
     Total assets...........................................     $258,287        $182,586
                                                                 ========        ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  5,259        $  6,113
  Accrued payroll and related costs.........................       26,518          26,479
  Deferred revenue..........................................        1,224           1,703
  Other accrued liabilities.................................        5,941           5,520
                                                                 --------        --------
     Total current liabilities..............................       38,942          39,815
                                                                 --------        --------
Other liabilities...........................................          294           1,616
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized, none issued................................           --              --
  Common stock, no par value, 200,000,000 shares authorized,
     37,337,835 and 34,862,642 shares issued and outstanding
     as of March 31, 1999 and December 31, 1998,
     respectively...........................................           --              --
  Additional paid-in capital................................      182,183         117,590
  Retained earnings.........................................       41,147          30,912
  Stock subscriptions receivable............................       (3,116)         (6,079)
  Cumulative translation adjustment.........................       (1,163)         (1,268)
                                                                 --------        --------
     Total shareholders' equity.............................      219,051         141,155
                                                                 --------        --------
     Total liabilities and shareholders' equity.............     $258,287        $182,586
                                                                 ========        ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                  1999           1998
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
                                                                       (UNAUDITED)
Revenues....................................................    $112,027       $83,161
Cost of revenues:
  Salaries, wages and employee benefits.....................      59,837        43,654
  Contractual services......................................       7,723         7,311
  Project travel and relocation.............................       4,770         3,926
  Depreciation and amortization.............................         896         1,075
                                                                --------       -------
          Total cost of revenues............................      73,226        55,966
                                                                --------       -------
          Gross profit......................................      38,801        27,195
Selling, general and administrative expenses................      24,231        20,383
Merger costs and other......................................          --        10,960
                                                                --------       -------
          Income (loss) from operations.....................      14,570        (4,148)
Other expense (income)......................................      (1,040)         (559)
                                                                --------       -------
          Income (loss) before provision for income taxes
            and minority interest...........................      15,610        (3,589)
Provision for income taxes..................................       5,375         3,048
                                                                --------       -------
          Net income (loss).................................      10,235        (6,637)
                                                                ========       =======
Basic earnings (loss) per share --
  Weighted-average shares outstanding.......................      36,363        33,641
                                                                ========       =======
  Basic earnings (loss) per share...........................    $   0.28       $ (0.20)
                                                                ========       =======
Diluted earnings (loss) per share --
  Weighted-average shares outstanding.......................      36,363        33,641
  Diluted effect of stock options...........................       1,593            --
                                                                --------       -------
  Diluted weighted average shares outstanding...............      37,956        33,641
                                                                ========       =======
  Diluted earnings (loss) per share.........................    $   0.27       $ (0.20)
                                                                ========       =======
Pro Forma Information:
Net income (loss) as reported...............................    $ 10,235       $(6,637)
Pro forma incremental income tax benefit....................          --        (1,417)
                                                                --------       -------
Pro forma net income (loss).................................    $ 10,235       $(5,220)
                                                                ========       =======
Earnings (loss) per share --
  Pro forma basic earnings (loss) per share.................    $   0.28       $ (0.16)
                                                                ========       =======
  Pro forma diluted earnings (loss) per share...............    $   0.27       $ (0.16)
                                                                ========       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ----------------------
                                                                  1999          1998
                                                                (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................    $ 10,235       $(6,637)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       2,514         2,117
     Provision for doubtful accounts........................         322           297
     Writedown of other assets and other....................          --         5,915
     Change in assets and liabilities --
     Accounts receivable....................................     (17,871)       (2,273)
     Prepaid expenses and other assets......................      (3,202)         (513)
     Accounts payable, accrued payroll and related costs and
      other liabilities.....................................      (2,865)        4,861
     Deferred revenue.......................................      (1,801)        1,107
                                                                --------       -------
          Net cash provided by (used in) operating
            activities......................................     (12,668)        4,874
                                                                --------       -------
Cash flows from investing activities:
  Investment in property, equipment and other...............      (3,655)       (2,877)
  Investment in computer software...........................      (1,828)         (794)
  Payment for purchase of assets, net of cash acquired......      (3,593)           --
                                                                --------       -------
          Net cash used in investing activities.............      (9,076)       (3,671)
                                                                --------       -------
Cash flows from financing activities:
  Net payments on revolving credit facility and long-term
     debt...................................................          --        (3,634)
  Net proceeds from issuance of common stock................      62,752           269
  Net proceeds from exercise of stock options and other.....       3,085           487
                                                                --------       -------
          Net cash provided by (used in) financing
            activities......................................      65,837        (2,878)
                                                                --------       -------
Effect of exchange rate changes on cash.....................           1             9
                                                                --------       -------
Increase (decrease) in cash and cash equivalents............      44,094        (1,666)
                                                                --------       -------
Cash and cash equivalents at beginning of period............      60,732        61,861
                                                                --------       -------
Cash and cash equivalents at end of period..................    $104,826       $60,195
                                                                ========       =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $     --       $   104
     Income taxes...........................................    $  6,596       $ 1,877

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. and subsidiaries (CBSI) as of March 31, 1999, the results of its operations for the three month periods ended March 31, 1999 and 1998, and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in CBSI's 1998 Form 10-K.

     The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 1999.

2. COMMON STOCK OFFERING

     In February 1999, CBSI completed a secondary offering of 5,400,000 shares of its Common Stock at a price of $31.00 per share. This offering consisted of 2,135,000 shares of newly issued Common Stock and 3,265,000 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance costs, net proceeds to CBSI from the sale of newly issued shares in this offering were approximately $60 million.

3. INCOME TAXES

     In January 1998, CBSI merged with c.w. Costello & Associates, inc. (Costello), an S corporation. As a result of the merger, the S corporation status was terminated thereby subjecting future income of Costello to federal and state income taxes at the corporate level. Accordingly, the application of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $1,400 during the three month period ended March 31, 1998.

     CBSI has provided federal and state income taxes in the condensed consolidated statements of income based on the anticipated effective tax rate for fiscal years 1999 and 1998.

4. SUBSEQUENT EVENT -- ACQUISITION

     In April 1999, CBSI closed an agreement to acquire the commercial division of Impact Innovations Group, an operating unit of Medaphis Corporation, for approximately $15,000. The acquisition will be accounted for in CBSI's second quarter as a purchase.

5. SUBSEQUENT EVENT -- SETTLEMENT OF THIRD-PARTY COMPLAINT

     On April 28, 1998, CBSI signed a Mutual Settlement and Release Agreement (the "Agreement") with Network Six, Inc. ("NSI") to settle all claims relating to the litigation between CBSI and NSI in the Superior Court for the State of Rhode Island and the Circuit Court for the State of Hawaii arising from a software development project for the State of Hawaii. The settlement does not have a material effect on CBSI's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with CBSI's condensed consolidated financial statements and notes thereto included in this Form 10-Q. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements which involve substantial risks and uncertainties. Forward-looking statements can be identified by the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include our failure to recruit and retain IT professionals, risks related to our merger and acquisition strategy, variability of our operating results, governmental regulation of immigration, potential costs overruns on fixed-price projects, increasing significance of non-U.S. operations, decreasing demand for Year 2000 services, exposure to regulatory, political and economic conditions in India, competition in the IT services industry and other risks as more fully discussed in our 1998 Form 10-K.

RESULTS OF OPERATIONS

     Revenues. CBSI's revenues increased approximately 34.7% to $112 million for the three month period ended March 31, 1999 from $83.2 million for the same period in 1998. This growth in revenues is primarily attributable to increases in CBSI's IT professional workforce, increases in average billing rates and additional services provided to existing clients. CBSI's IT professional workforce increased approximately 20% for the three month period ended March 31, 1999 from the comparable three month period in 1998. Revenues from existing clients increased $12.1 million for the three month period ended March 31, 1999 over the same period in 1998.

     Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit increased approximately 42.7% to $38.8 million for the three month period ended March 31, 1999 from $27.2 million for the same period in 1998. This increase is primarily attributable to increases in CBSI's IT professional workforce and average U.S. billing rates. Gross profit as a percentage of revenues increased to approximately 34.6% for the three month period ended March 31, 1999 from approximately 32.7% for the same period in 1998. This increase in gross profit margin as a percentage is primarily attributable to CBSI's continued strategic shift of its business toward higher margin service offerings. For the three month period ended March 31, 1999, approximately 6% of revenues were generated from contract programming services, as compared with approximately 13% for the three month period ended March 31, 1998.

     Selling, General and Administrative. Selling, general and administrative expenses consists primarily of costs associated with CBSI's direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative increased approximately 18.9% to $24.2 million for the three month period ended March 31, 1999 from $20.4 million for the same period in 1998. This increase resulted from the continued expansion of CBSI's direct selling and marketing effort, further enhancement of the infrastructure, and other general overhead cost increases necessary to support CBSI's continued revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased to 21.6% for the three month period ended March 31, 1999 from 24.5% for the same period in 1998 as CBSI continued to leverage its existing infrastructure.

     Other Expense (Income). Other expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. Other income for the three month period ended March 31, 1999 was $1.0 million, as compared to $0.6 million for the three month period ended March 31, 1998. This change is primarily due to reduced interest expense, resulting from the repayment of Costello's and Claremont's debt in 1998 and interest earned from the investment of net proceeds from CBSI's public offerings of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     CBSI generally funds its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under CBSI's revolving credit facilities with commercial banks. CBSI's cash used in operations was $12.7 million for the three month period ended March 31, 1999 compared to cash provided by operations of $4.9 million for the three month period ended March 31, 1998. The decrease in cash provided by operations is primarily due to payment of amounts accrued in fiscal 1998, principally employee bonuses, and an increase in the accounts receivable days sales outstanding during the three month period ended March 31, 1999 as compared to the same period in 1998.

     The principal use of cash for investing activities during the three month periods ended March 31, 1999 and 1998 was for the purchase of property and equipment primarily as part of the development and enhancement of CBSI's offshore software development centers and the investment in computer software.

     Historically, borrowings and repayments under CBSI's revolving credit facilities represented the most significant components of cash provided or used by financing activities. Under an arrangement with a commercial bank, CBSI may borrow an amount not to exceed $21 million with interest at the bank's prime interest rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI. Net cash provided by financing activities for the three month period ended March 31, 1999 of $65,837 was primarily due to CBSI realizing net proceeds of approximately $60 million from the issuance of common stock in February 1999 during this follow-on offering.

     The offshore development centers' operations of CBSI accounted for approximately 10% of CBSI's total revenues during the three month period ended March 31, 1999. Most of the CBSI's revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the three month period ended March 31, 1999 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

     Inflation did not have a material impact on CBSI's revenues or income from operations during the three month period ended March 31, 1999.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 28, 1998, CBSI signed a Mutual Settlement and Release Agreement (the "Agreement") with Network Six, Inc. ("NSI") to settle all claims relating to the litigation between CBSI and NSI in the Superior Court for the State of Rhode Island and the Circuit Court for the State of Hawaii arising from a software development project for the State of Hawaii. The settlement does not have a material effect on CBSI's financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    NUMBER                             EXHIBIT
    ------                             -------
     (11)    Computation of Earnings per share
     (27)    Financial Data Schedule

(b) Reports on Form 8-K

     On January 20, 1999, CBSI filed a Form 8-K reporting Other Events as required by Item 5 of Form 8-K.

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

                                          COMPLETE BUSINESS SOLUTIONS, INC.

                                          By:   /s/ RAJENDRA B. VATTIKUTI

                                            ------------------------------------
                                                   Rajendra B. Vattikuti
                                               President and Chief Executive
                                                           Officer

                                                  /s/ TIMOTHY S. MANNEY

                                            ------------------------------------
                                                     Timothy S. Manney
                                            Executive Vice President of Finance
                                                             and
                                               Administration, Treasurer and
                                                           Director
                                                  (Principal Financial and
                                                    Accounting Officer)

Dated: May 15, 1999

                                 Exhibit Index
                                 -------------


Exhibit No.         Description
-----------         -----------
       11           Computation of Per Share Earnings

       27           Financial Data Schedule


