Form 10-Q
period 1999-06-30
COMPLETE BUSINESS SOLUTIONS INC
filed 1999-08-13
CIK 1028461

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

                  For the quarterly period ended June 30, 1999

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

                                  NO PAR VALUE
                            (Class of Common Stock)
                                   37,568,995
                       (Outstanding as of August 5, 1999)

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,
                                                                   1999        DECEMBER 31,
                                                                (UNAUDITED)        1998
                                                                -----------    ------------
                                                                  (DOLLARS IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 86,392        $ 60,732
  Accounts receivable, net..................................       97,330          72,007
  Revenue earned in excess of billings, net.................       13,766          11,597
  Deferred and refundable income taxes......................       11,921           8,459
  Prepaid expenses and other................................        6,068           3,311
                                                                 --------        --------
     Total current assets...................................      215,477         156,106
                                                                 --------        --------
Property and equipment, net.................................       22,557          17,846
Goodwill, net...............................................       26,358          10,383
Other assets................................................        8,829           6,710
                                                                 --------        --------
     Total assets...........................................     $273,221        $191,045
                                                                 ========        ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $  6,278        $  6,113
  Accrued payroll and related costs.........................       32,813          26,479
  Deferred revenue..........................................          705           1,703
  Other accrued liabilities.................................        6,708          12,954
                                                                 --------        --------
     Total current liabilities..............................       46,504          47,249
                                                                 --------        --------
Other liabilities...........................................        1,316           2,641
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 1,000,000 shares
     authorized, none issued................................           --              --
  Common stock, no par value, 200,000,000 shares authorized,
     37,470,024 and 34,862,642 shares issued and outstanding
     as of June 30, 1999 and December 31, 1998,
     respectively...........................................           --              --
  Additional paid-in capital................................      182,886         117,590
  Retained earnings.........................................       48,408          30,912
  Stock subscriptions receivable............................       (4,451)         (6,079)
  Cumulative translation adjustment.........................       (1,442)         (1,268)
                                                                 --------        --------
     Total shareholders' equity.............................      225,401         141,155
                                                                 --------        --------
     Total liabilities and shareholders' equity.............     $273,221        $191,045
                                                                 ========        ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                         -------------------    --------------------
                                                           1999       1998        1999        1998
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         (UNAUDITED)
Revenues.............................................    $119,618    $90,705    $231,645    $173,866
Cost of revenues:
  Salaries, wages and employee benefits..............      64,614     45,969     124,451      89,623
  Contractual services...............................       7,888      9,323      15,611      16,634
  Project travel and relocation......................       4,593      3,653       9,363       7,579
  Depreciation and amortization......................       1,037        959       1,933       2,034
                                                         --------    -------    --------    --------
          Total cost of revenues.....................      78,132     59,904     151,358     115,870
                                                         --------    -------    --------    --------
          Gross profit...............................      41,486     30,801      80,287      57,996
Selling, general and administrative expenses.........      26,056     20,770      50,287      41,153
Merger costs and other...............................       5,367      8,110       5,367      19,070
                                                         --------    -------    --------    --------
          Income (loss) from operations..............      10,063      1,921      24,633      (2,227)
Interest expense (income)............................      (1,037)      (730)     (2,077)     (1,289)
                                                         --------    -------    --------    --------
          Income (loss) before provision for income
            taxes....................................      11,100      2,651      26,710        (938)
Provision for income taxes...........................       3,839       (212)      9,214       2,836
                                                         --------    -------    --------    --------
          Net income (loss)..........................    $  7,261    $ 2,863    $ 17,496    $ (3,774)
                                                         ========    =======    ========    ========
Basic earnings (loss) per share --
  Weighted-average shares outstanding................      37,473     34,287      36,918      33,991
                                                         ========    =======    ========    ========
  Basic earnings (loss) per share....................    $   0.19    $  0.08    $   0.47    $  (0.11)
                                                         ========    =======    ========    ========
Diluted earnings (loss) per share --
  Weighted-average shares outstanding................      37,473     34,287      36,918      33,991
  Diluted effect of stock options....................         834      2,078       1,203          --
                                                         --------    -------    --------    --------
  Diluted weighted average shares outstanding........      38,307     36,365      38,121      33,991
                                                         ========    =======    ========    ========
  Diluted earnings (loss) per share..................    $   0.19    $  0.08    $   0.46    $  (0.11)
                                                         ========    =======    ========    ========
Pro Forma Information:
Net income (loss) as reported........................    $  7,261    $ 2,863    $ 17,496    $ (3,774)
Pro forma incremental income tax benefit.............          --         --          --      (1,417)
                                                         --------    -------    --------    --------
Pro forma net income (loss)..........................    $  7,261    $ 2,863    $ 17,496    $ (2,357)
                                                         ========    =======    ========    ========
Earnings (loss) per share --
  Pro forma basic earnings (loss) per share..........    $   0.19    $  0.08    $   0.47    $  (0.07)
                                                         ========    =======    ========    ========
  Pro forma diluted earnings (loss) per share........    $   0.19    $  0.08    $   0.46    $  (0.07)
                                                         ========    =======    ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                -----------------------
                                                                  1999           1998
                                                                (DOLLARS IN THOUSANDS)
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................    $ 17,496       $ (3,774)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       4,991          4,335
     Provision for doubtful accounts........................         650            612
     Writedown of other assets and other....................          --         15,649
     Change in assets and liabilities, net --
     Accounts receivable....................................     (19,979)       (13,650)
     Prepaid expenses and other assets......................      (2,558)          (516)
     Accounts payable, accrued payroll and related costs and
      other liabilities.....................................      (8,726)         8,298
     Deferred revenue.......................................      (2,348)         1,304
                                                                --------       --------
          Net cash provided by (used in) operating
            activities......................................     (10,474)        12,258
                                                                --------       --------
Cash flows from investing activities:
  Investment in property, equipment and other...............      (7,631)        (5,369)
  Investment in computer software...........................      (2,581)        (1,510)
  Payment for purchase of assets, net of cash acquired......     (18,593)            --
                                                                --------       --------
          Net cash used in investing activities.............     (28,805)        (6,879)
                                                                --------       --------
Cash flows from financing activities:
  Net payments on revolving credit facility and long-term
     debt...................................................          --         (3,886)
  Net proceeds from issuance of common stock................      61,590          1,947
  Net proceeds from repayment of stock subscriptions
     receivable.............................................       3,364             --
  S corporation distributions...............................          --           (658)
                                                                --------       --------
          Net cash provided by (used in) financing
            activities......................................      64,954         (2,597)
                                                                --------       --------
Effect of exchange rate changes on cash.....................         (15)           (47)
                                                                --------       --------
Increase in cash and cash equivalents.......................      25,660          2,735
                                                                --------       --------
Cash and cash equivalents at beginning of period............      60,732         61,861
                                                                --------       --------
Cash and cash equivalents at end of period..................    $ 86,392       $ 64,596
                                                                ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $     --       $    111
     Income taxes...........................................    $ 15,151       $  3,837

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. and subsidiaries (CBSI) as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in CBSI's 1998 Form 10-K.

     The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 1999.

2. COMMON STOCK OFFERING

     In February 1999, CBSI completed a secondary offering of 5,400,000 shares of its Common Stock at a price of $31.00 per share. This offering consisted of 2,135,000 shares of newly issued Common Stock and 3,265,000 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance costs, net proceeds to CBSI from the sale of newly issued shares in this offering were approximately $60,000.

3. INCOME TAXES

     In January 1998, CBSI merged with c.w. Costello & Associates, inc. (Costello), an S corporation. As a result of the merger, the S corporation status was terminated, thereby subjecting future income of Costello to federal and state income taxes at the corporate level. Accordingly, the application of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) resulted in the recognition of deferred tax assets and liabilities, and a corresponding benefit to the provision for income taxes of approximately $1,400 during the six month period ended June 30, 1998.

     CBSI has provided federal and state income taxes in the condensed consolidated statements of income based on the anticipated effective tax rate for fiscal years 1999 and 1998.

4. ACQUISITION

     On April 20, 1999, CBSI acquired all of the outstanding capital stock of E-Business Solutions.com, Inc. ("Solutions"), formerly Impact Innovations Group, Inc. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Solutions' results are included in the condensed consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $15,000. The aggregate purchase price, which was funded through available working capital, has been allocated to the assets based upon their respective fair values. The excess of purchase price over assets acquired is being amortized over 30 years.

5. SETTLEMENT OF THIRD-PARTY COMPLAINT

     In April 1999, CBSI signed a Mutual Settlement and Release Agreement (the "Agreement") with Network Six, Inc. ("NSI") to settle all claims relating to the litigation between CBSI and NSI in the Superior Court for the State of Rhode Island and the Circuit Court for the State of Hawaii arising from a software development project for the State of Hawaii. The settlement did not have a material effect on CBSI's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with CBSI's condensed consolidated financial statements and notes thereto included in this Form 10-Q. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements which involve substantial risks and uncertainties. Forward-looking statements can be identified by the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include our failure to recruit and retain IT professionals, risks related to our merger and acquisition strategy, variability of our operating results, governmental regulation of immigration, potential costs overruns on fixed-price projects, increasing significance of non-U.S. operations, increasing cost of IT professional workforce, decreasing demand for Year 2000 services, exposure to regulatory, political and economic conditions in India, competition in the IT services industry and other risks as more fully discussed in our 1998 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     Revenues. CBSI's revenues increased approximately 32% to $119.6 million for the three month period ended June 30, 1999 from $90.7 million for the same period in 1998. Revenue increased approximately 33% to $231.6 million for the six month period ended June 30, 1999 from $173.9 million for the same period in 1998. This growth in revenues is primarily attributable to increases in CBSI's IT professional workforce, increases in average billing rates and additional services provided to existing clients. CBSI's IT professional workforce increased approximately 21% for the three month period ended June 30, 1999 from the comparable three month period in 1998, and approximately 20% for the six month period ended June 30, 1999 from the comparable six month period in 1998. For the quarter ended June 30, 1999, approximately 83% of CBSI's revenues were generated from existing clients from the comparable period in 1998.

     Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit increased approximately 35% to $41.5 million for the three month period ended June 30, 1999 from $30.8 million for the same period in 1998, and approximately 38% to $80.3 million for the six month period ended June 30, 1999 from $58 million for the same period in 1998. These increases are primarily attributable to increases in CBSI's IT professional workforce and average U.S. billing rates. Gross profit as a percentage of revenues increased to 34.7% for the three month period ended June 30, 1999 from approximately 34.0% for the same period in 1998. For the six month period ended June 30, 1999, gross profit margin increased to 34.7% from 33.4% for the same period in 1998. This increase in gross profit margin as a percentage is primarily attributable to CBSI's continued strategic shift of its business toward higher margin service offerings. For the three month period ended June 30, 1999, approximately 6% of revenues were generated from contract programming services, as compared with approximately 12% for the three month period ended June 30, 1998.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs associated with CBSI's direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative increased approximately 26% to $26.1 million for the three month period ended June 30, 1999 from $20.8 million for the same period in 1998 and approximately 22.2% to $50.3 million for the six month period ended June 30, 1999 from $41.2 million for the same period in 1998. This increase resulted from the continued expansion of CBSI's direct selling and marketing effort, further enhancement of the infrastructure, and other general overhead cost increases necessary to support CBSI's continued revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased to 21.8% and 21.7% for the three and six month periods ended June 30, 1999, respectively, from 22.9% and 23.7% for the same periods in 1998 as CBSI continued to leverage its existing infrastructure.

     Interest Expense (Income). Interest expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. Other income for the three month period ended June 30, 1999 was $1.0 million, as compared to $0.7 million for the three month period ended June 30, 1998. This change is primarily due to reduced interest expense, resulting from the repayment of Claremont Technology Group, Inc. debt in 1998 and, interest earned from the investment of net proceeds from CBSI's February 1999 public offering of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     CBSI generally funds its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under CBSI's revolving credit facilities with commercial banks. CBSI's cash used in operations was $10.5 million for the six month period ended June 30, 1999 compared to cash provided by operations of $12.3 million for the six month period ended June, 1998. The decrease in cash provided by operations is primarily due to payment of amounts accrued in fiscal 1998 and acquisition costs, and an increase in the accounts receivable days sales outstanding during the six month period ended June 30, 1999 as compared to the same period in 1998.

     The principal use of cash for investing activities during the six month period ended June 30, 1999 was for the purchase of assets in connection with CBSI's acquisition of Impact Innovations Group and for the purchase of property and equipment primarily as part of the development and enhancement of CBSI's offshore software development centers.

     Historically, borrowings and repayments under CBSI's revolving credit facilities represented the most significant components of cash provided or used by financing activities. Under an arrangement with a commercial bank, CBSI may borrow an amount not to exceed $21 million with interest at the bank's prime interest rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI. Net cash provided by financing activities for the six month period ended June 30, 1999 of $65 million was primarily due to CBSI realizing net proceeds of approximately $60 million from the issuance of common stock in February 1999 during this follow-on offering.

     The offshore development centers' operations of CBSI accounted for approximately 10% of CBSI's total revenues during the six month period ended June 30, 1999. Most of CBSI's revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the six month period ended June 30, 1999 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

     Inflation did not have a material impact on CBSI's revenues or income from operations during the six month period ended June 30, 1999.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 28, 1999, CBSI signed a Mutual Settlement and Release Agreement (the "Agreement") with Network Six, Inc. ("NSI") to settle all claims relating to the litigation between CBSI and NSI in the Superior Court for the State of Rhode Island and the Circuit Court for the State of Hawaii arising from a software development project for the State of Hawaii. The settlement did not have a material effect on CBSI's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 4, 1999 the annual meeting of shareholders was held. The meeting was held for the following purposes:

          1. to elect four (4) directors; and

          2. to ratify the appointment of Arthur Andersen LLP as the independent auditors for the 1999 fiscal year.

     The shareholders re-elected Mr. William Brooks as director. The vote was 33,188,216 approved, 153,331 withheld.

     The shareholders re-elected Mr. Ronald Machtley as director. The vote was 33,207,261 approved, 134,286 withheld.

     The shareholders re-elected Mr. John Stanley as director. The vote was 33,192,379 approved, 149,168 withheld.

     The shareholders re-elected Mr. Jerry Stone as director. The vote was 33,191,524 approved, 150,023 withheld.

     The above listed directors join Mr. Rajendra Vattikuti, Mr. Timothy Manney, Mr. Douglas Land, Mr. Charles Costello and Mr. Frank Stella as directors of CBSI.

     The shareholders approved the appointment of Arthur Andersen LLP as the independent auditors of CBSI for the year ending December 31, 1999. The vote was 33,293,298 approved, 35,265 against, and 12,984 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    NUMBER   EXHIBIT
    ------   -------

     (11)    Computation of Earnings per share
     (27)    Financial Data Schedule

(b) Reports on Form 8-K

     On April 20, 1999, CBSI filed a Form 8-K with the Securities and Exchange Commission announcing that it had signed a definitive Stock Purchase Agreement with Medaphis Corporation, Impact Innovations Holdings, Inc. and E-Business Solutions.com, Inc. for all of the outstanding capital stock of E-Business Solutions.com, Inc.

     On July 7, 1999, CBSI filed a Form 8-K/A amending and restating Item 7 of its report on Form 8-K dated April 20, 1999.

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

Dated: August 13, 1999

                                 EXHIBIT INDEX

NUMBER    EXHIBIT
------    -------

 (11)     Computation of Earnings per share
 (27)     Financial Data Schedule