Form 10-Q
period 1999-09-30
COMPLETE BUSINESS SOLUTIONS INC
filed 1999-11-15
CIK 1028461

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES INDEX
COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES condensed consolidated balance sheets
COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES condensed consolidated statements of income
COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES condensed consolidated statements of cash flows
COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data) (Unaudited)
SIGNATURES
EXHIBIT INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Registrant’s telephone number, including area code: (248) 488-2088

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value

(Class of Common Stock)
37,327,549
(Outstanding as of November 2, 1999)

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Income	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		10

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	1999	December 31,
	(Unaudited)	1998

	(Dollars in thousands)

ASSETS

Current assets:

Cash and cash equivalents	$77,942	$60,732

Accounts receivable, net	101,520	72,007

Revenue earned in excess of billings, net	15,516	11,597

Deferred and refundable income taxes	11,921	8,459

Prepaid expenses and other	6,808	3,311

Total current assets	213,707	156,106

Property and equipment, net	24,056	17,846

Goodwill, net	26,306	10,383

Other assets	12,695	6,710

Total assets	$276,764	$191,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,696	$6,113

Accrued payroll and related costs	28,737	26,479

Deferred revenue	1,158	1,703

Other accrued liabilities	4,314	12,954

Total current liabilities	41,905	47,249

Other liabilities	1,239	2,641
Commitments and contingencies

Shareholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common stock, no par value, 200,000,000 shares authorized, 37,382,198 and 34,862,642 shares issued and outstanding as of September 30, 1999 and December 31, 1998, respectively	—	—

Additional paid-in capital	183,266	117,590

Retained earnings	56,653	30,912

Stock subscriptions receivable	(4,805)	(6,079)

Cumulative translation adjustment	(1,494)	(1,268)

Total shareholders’ equity	233,620	141,155

Total liabilities and shareholders’ equity	$276,764	$191,045

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(In thousands, except per share data)
	(Unaudited)

Revenues	$119,207	$98,688	$350,852	$272,554

Cost of revenues:

Salaries, wages and employee benefits	66,471	50,839	190,922	140,462

Contractual services	7,832	9,804	23,443	26,438

Project travel and relocation	5,504	3,006	14,867	10,585

Depreciation and amortization	1,095	984	3,028	3,018

Total cost of revenues	80,902	64,633	232,260	180,503

Gross profit	38,305	34,055	118,592	92,051

Selling, general and administrative expenses	25,795	21,769	76,082	62,922

Merger costs and other	—	9,180	5,367	28,250

Income from operations	12,510	3,106	37,143	879

Interest expense (income)	(787)	(821)	(2,864)	(2,110)

Income before provision for income taxes	13,297	3,927	40,007	2,989

Provision for income taxes	5,053	2,657	14,267	5,493

Net income (loss)	$8,244	$1,270	$25,740	$(2,504)

Basic earnings (loss) per share — Weighted-average shares outstanding	37,593	34,539	37,157	34,172

Basic earnings (loss) per share	$0.22	$0.04	$0.69	$(0.07)

Diluted earnings (loss) per share — Weighted-average shares outstanding	37,593	34,539	37,157	34,172

Diluted effect of stock options	576	1,758	994	—

Diluted weighted average shares outstanding	38,169	36,297	38,151	34,172

Diluted earnings (loss) per share	$0.22	$0.03	$0.67	$(0.07)

Pro Forma Information:

Net income (loss) as reported	$8,244	$1,270	$25,740	$(2,504)

Pro forma incremental income tax benefit	—	—	—	(1,417)

Pro forma net income (loss)	$8,244	$1,270	$25,740	$(1,087)

Earnings (loss) per share — Pro forma basic earnings (loss) per share	$0.22	$0.04	$0.69	$(0.03)

Pro forma diluted earnings (loss) per share	$0.22	$0.03	$0.67	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	1999	1998

	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:

Net income (loss)	$25,740	$(2,504)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	7,747	6,587

Provision for doubtful accounts	1,016	949

Writedown of other assets and other	—	15,649
Change in assets and liabilities, net —

Accounts receivable	(26,309)	(21,627)

Prepaid expenses and other assets	(2,919)	(1,030)

Accounts payable, accrued payroll and related costs, and other liabilities	(13,769)	15,489

Deferred revenue	(1,972)	860

Net cash provided by (used in) operating activities	(10,466)	14,373

Cash flows from investing activities:

Investment in property and equipment, and other	(13,389)	(6,667)

Investment in computer software	(4,804)	(1,510)

Payment for purchase of assets, net of cash acquired	(18,593)	—

Net cash used in investing activities	(36,786)	(8,177)

Cash flows from financing activities:

Net payments on revolving credit facility and long-term debt	—	(4,471)

Net proceeds from issuance of common stock	64,603	2,978

Net proceeds from repayment of stock subscriptions receivable	3,409	—

Repurchases of common stock	(3,536)	—

S corporation distributions	—	(1,058)

Net cash provided by (used in) financing activities	64,476	(2,551)

Effect of exchange rate changes on cash	(14)	(47)

Increase in cash and cash equivalents	17,210	3,598

Cash and cash equivalents at beginning of period	60,732	61,861

Cash and cash equivalents at end of period	$77,942	$65,459

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$—	$128

Income taxes	$16,798	$6,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)
(Unaudited)

1. Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. and subsidiaries (CBSI) as of September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in CBSI’s 1998 Form 10-K.

      The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 1999.

2. Shareholders’ Equity

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

  Common Stock Repurchase

      In August 1999, CBSI announced a plan to repurchase up to 2,000,000 shares of its Common Stock from time to time over a 24 month period. During the quarter ended September 30, 1999, CBSI repurchased 240,000 shares of its Common Stock for $3,536.

3. Income Taxes

      In January 1998, CBSI merged with c.w. Costello & Associates, inc. (Costello), an S corporation. As a result of the merger, the S corporation status was terminated, thereby subjecting future income of Costello to federal and state income taxes at the corporate level. Accordingly, the application of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) resulted in the recognition of deferred tax assets and liabilities, and a corresponding benefit to the provision for income taxes of approximately $1,400 during the nine month period ended September 30, 1998.

      CBSI has provided federal and state income taxes in the condensed consolidated statements of income based on the anticipated effective tax rate for fiscal years 1999 and 1998.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with CBSI’s condensed consolidated financial statements and notes thereto included in this Form 10-Q. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements which involve substantial risks and uncertainties. Forward-looking statements can be identified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include our failure to recruit and retain IT professionals, risks related to our merger and acquisition strategy, variability of our operating results, governmental regulation of immigration, potential costs overruns on fixed-price projects, increasing significance of non-U.S. operations, increasing cost of IT professional workforce, decreasing demand for Year 2000 services, exposure to regulatory, political and economic conditions in India, competition in the IT services industry and other risks as more fully discussed in our 1998 Annual Report on Form 10-K.

Results of Operations

      Revenues.  CBSI’s revenues increased approximately 20.8% to $119.2 million for the three month period ended September 30, 1999 from $98.7 million for the same period in 1998. Revenue increased approximately 28.7% to $350.9 million for the nine month period ended September 30, 1999 from $272.6 million for the same period in 1998. This growth in revenues is primarily attributable to increases in CBSI’s IT professional workforce, increases in average billing rates and additional services provided to existing clients. The completion of Y2K projects and the Y2K-induced industry slowdown has and will continue to temporarily decrease our growth rate and margins as we transition our offshore services to high-margin services. CBSI’s IT professional workforce increased approximately 17% and 19% for the three and nine month periods ended September 30, 1999 from the comparable three and nine month periods in 1998. For the quarter ended September 30, 1999, approximately 86% of CBSI’s revenues were generated from existing clients.

      Gross Profit.  Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit increased approximately 12.5% to $38.3 million for the three month period ended September 30, 1999 from $34.1 million for the same period in 1998, and approximately 28.8% to $118.6 million for the nine month period ended September 30, 1999 from $92 million for the same period in 1998. These increases are primarily attributable to increases in CBSI’s U.S. IT professional workforce and average U.S. billing rates. Gross profit as a percentage of revenues decreased to 32.1% for the three month period ended September 30, 1999 from approximately 34.5% for the same period in 1998. This decrease in gross profit as a percentage of revenue is primarily attributable to a decrease in offshore utilization resulting from the continuing transition from Year 2000 related services to Emerging Technology services, including E-business services. For the nine month periods ended September 30, 1999 and 1998, gross profit as a percentage of revenue was 33.8%.

      Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of costs associated with CBSI’s direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses increased approximately 18.5% to $25.8 million for the three month period ended September 30, 1999 from $21.8 million for the same period in 1998 and approximately 20.9% to $76.1 million for the nine month period ended September 30, 1999 from $62.9 million for the same period in 1998. This increase resulted from the continued expansion of CBSI’s direct selling and marketing effort, further enhancement of the infrastructure, and other general overhead cost increases necessary to support CBSI’s continued revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased to 21.6% and 21.7% for the three and nine month periods ended September 30, 1999, respectively, from 22.1% and 23.1% for the same periods in 1998 as CBSI continued to leverage its existing infrastructure.

      Interest Income.  Interest income represents interest earned on cash equivalents, net of interest expense on borrowings. Other income was $787 thousand for the three month period ended September 30, 1999 as compared to $821 thousand for the same period in 1998.

Liquidity and Capital Resources

      CBSI generally funds its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under CBSI’s revolving credit facilities with commercial banks. CBSI’s cash used in operations was $10.5 million for the nine month period ended September 30, 1999 compared to cash provided by operations of $14.4 million for the nine month period ended September 30, 1998. The decrease in cash provided by operations is primarily due to the payment of amounts accrued in fiscal 1998 and acquisition costs, and an increase in the accounts receivable days sales outstanding during the nine month period ended September 30, 1999 as compared to the same period in 1998.

      The principal use of cash for investing activities during the nine month period ended September 30, 1999 was for the purchase of assets in connection with CBSI’s acquisition of Impact Innovations Group, the purchase of property and equipment primarily as part of the enhancement of CBSI’s offshore software development centers and the investment in computer software.

      Historically, borrowings and repayments under CBSI’s revolving credit facilities represented the most significant components of cash provided or used by financing activities. Under an arrangement with a commercial bank, CBSI may borrow an amount not to exceed $21 million with interest at the bank’s prime interest rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI. Net cash provided by financing activities for the nine month period ended September 30, 1999 of $64.5 million was primarily due to CBSI realizing net proceeds of approximately $60 million from the issuance of common stock in February 1999 during the secondary common stock offering.

      The offshore development centers’ operations of CBSI accounted for approximately 6% of CBSI’s total revenues during the three month period ended September 30, 1999. Most of CBSI’s revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the nine month period ended September 30, 1999 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

      Inflation did not have a material impact on CBSI’s revenues or income from operations during the nine month period ended September 30, 1999.

      CBSI has evaluated its primary information technology infrastructure for Year 2000 compliance. CBSI has upgraded its critical systems to become Year 2000 compliant. CBSI does not anticipate any material disruption in its operations as a result of any failure to be in compliance. CBSI has received information from its critical suppliers and vendors, indicating that they do not anticipate any disruption in services or supplies to CBSI as a result of the Year 2000 compliance matters. In the event that any of CBSI’s significant suppliers or vendors, including providers of electricity, gas, water, communication and telephone services, or customers do not successfully and timely achieve Year 2000 compliance, CBSI’s business or operations may be adversely affected.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Number	Exhibit

(11)	Computation of Earnings per share
(27)	Financial Data Schedule

(b)  Reports on Form 8-K

      On July 7, 1999, CBSI filed a Form 8-K/A with the Securities and Exchange Commission amending and restating Item 7 of its report on Form 8-K dated April 20, 1999.

      On August 19, 1999, CBSI filed a Form 8-K with the Securities and Exchange Commission announcing that its Board of Directors had approved a plan to repurchase up to 2,000,000 shares of its Common Stock from time to time over a 24 month period. In addition, the CBSI Board of Directors accepted the resignation of Jerry L. Stone and Charles W. Costello from CBSI’s Board of Directors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE BUSINESS SOLUTIONS, INC.

By:	/s/ RAJENDRA B. VATTIKUTI

Rajendra B. Vattikuti
President and Chief Executive Officer and Director

/s/ TIMOTHY S. MANNEY

Timothy S. Manney
Executive Vice President of Finance and
Administration, Treasurer and Director
(Principal Financial and
Accounting Officer)

Dated: November 15, 1999

EXHIBIT INDEX

Number	Exhibit

(11)	Computation of Earnings per share
(27)	Financial Data Schedule