Form 10-K
period 1999-12-31
COMPLETE BUSINESS SOLUTIONS INC
filed 2000-03-29
CIK 1028461

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number 0-22141

COMPLETE BUSINESS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2606945 (IRS Employer Identification No.)

32605 West Twelve Mile Road, Suite 250 Farmington Hills, Michigan 48334 (Address of principal executive office)	48334 (Zip Code)

Registrant’s telephone number, including area code: (248) 488-2088

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 8, 2000 was $699,382,328.

     The number of shares outstanding of the registrant’s common stock as of March 8, 2000 was 37,825,995.

Documents Incorporated by Reference

     Portions of the Proxy Statement of the Registrant for its 2000 Annual Meeting of Shareholders to the extent expressly so stated, are incorporated by reference into Part III of this Report.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-K

For the Fiscal Year Ended December 31, 1999

PART I

Item 1.  Business

Summary

      Complete Business Solutions, Inc. is a leading provider of information technology services offering clients flexible delivery capabilities through a focused partnership sourcing approach. We offer clients a broad range of IT services, from advising them on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions. We are a single source provider of a broad range of IT services, including: (1) emerging technologies; (2) IT consulting; (3) large systems applications development and maintenance; (4) reengineering legacy applications to client/server technology; (5) client/server applications development; (6) packaged software implementation, such as ERP; and (7) contract programming services. In 1999, we successfully transitioned our Y2K business to other service offerings including emerging technologies.

      We apply industry-specific IT consulting services to a wide range of leading technology platforms and perform these services in a variety of emerging computing environments. Our emerging technology service offerings include: (1) electronic commerce solutions; (2) data warehousing solutions; and (3) network services to support enterprise-wide applications such as sales force automation and Internet/intranet development. We have established a growing capability to deliver B to B and B to C solutions. We believe that our broad and expanding range of services minimizes our dependence on any single technology, enables us to serve as a single-source provider for our clients’ IT applications needs and provides us with the ability to cross-sell our services to existing clients.

      We offer flexible, cost-effective project delivery capabilities by providing our clients a choice among any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our eight development facilities in the U.S. and Canada; or (3) offshore at one of our three development facilities in India and the Philippines. We have been developing our extensive offshore infrastructure since 1992 and believe that it is one of the largest and best in the industry. Our ability to deliver services globally is enhanced by our local branch management and recruiting infrastructure, consisting of a geographically dispersed network of 31 branch offices and 165 sales and account managers. Our local branch infrastructure allows us to demonstrate our commitment to each market and enhances our ability to attract locally based clients and consultants.

      Our flexible delivery capabilities enable our clients to determine their degree of project involvement and to control the costs and speed of project delivery, consistent with our team-focused partnership sourcing approach. Under this approach, we seek to establish long-term relationships with our clients by serving as a virtual extension of their organizations. Proven, innovative methodologies combined with highly competent IT professionals enable us to deliver flexible, team-oriented solutions to meet our clients’ expectations.

      Our goal is to become the preferred, single-source provider of IT services to an expanding base of clients by establishing teams that quickly and cost effectively provide strong industry-specific IT applications solutions. To achieve this goal, our strategy is to:

•	Support each service offering with our program management team to create new opportunities and leverage existing relationships;

•	Capitalize on the marketing and development efforts of vertically focused industry solutions groups;

•	Expand the breadth and depth of our technical capabilities through a continued evaluation of emerging technologies and development of industry solutions;

•	Expand our branch infrastructure, both domestically and internationally, and capitalize on our significant investment in offsite and offshore development centers;

•	Create virtual partnerships with our clients to provide them with a broad range of IT solutions and create cross-selling opportunities; and

•	Seek mergers and acquisitions that complement our core skills or expand our geographic reach and have the potential to increase our overall value.

The CBSI Advantage

      The CBSI advantage enables our clients to use IT as a more effective business tool consistent with their evolving business needs. The key attributes of the CBSI advantage are that we:

•	Offer clients a single-source provider of a broad range of IT services, from advising them on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions. This range includes emerging technology services such as data warehousing solutions, electronic commerce solutions and network services.

•	Assure clients of the highest quality software services by achieving a Level 5 quality rating at our offshore development centers in India. CBSI is one of a very few companies worldwide to achieve this designation as set by the Software Engineering Institute’s Capability Maturity Model. Our proven software engineering and management processes are extremely efficient in managing project costs and delivery for customers.

•	Provide flexible project delivery by offering our clients any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our eight development facilities in the U.S. and Canada; or (3) offshore at one of our three development facilities in India and the Philippines. This flexibility enables our clients to determine their degree of project involvement and to control the costs and speed of project delivery.

•	Offer a local presence by delivering our services to clients through a geographically dispersed network of 31 branch offices and 165 sales and account managers. Our local presence allows us to demonstrate our commitment to each local market and enhances our ability to attract locally based clients and consultants.

•	Recruit and train our consultants globally through our established domestic and international network. Consultants receive up to two months of training in software engineering techniques and key technologies at one of our five U.S. training centers or one of our two overseas training centers in India. These centers are equipped with a variety of hardware, software and development tools.

CBSI Growth Strategy

      Our goal is to become the preferred single-source provider of IT services to an expanding base of clients by establishing teams that quickly and cost effectively provide industry-based IT applications solutions. To achieve this goal, our strategy is to:

•	Support each service offering with a program management team to create new opportunities and develop existing accounts. We have 50 sales people in our branch offices developing new accounts and 115 account managers maintaining and expanding existing client relationships by cross selling our broad range of service offerings. These long-term relationships provide us with a significant advantage over our competitors in marketing additional services and solutions to our clients.

•	Capitalize on vertically focused industry solutions groups. These groups develop solutions based on in-depth knowledge of particular industries and a detailed understanding of the client’s business. They sell and market a broad range of ERP and other solutions to existing clients and also obtain new clients within our targeted industries. Targeted industries include banking and financial services, health care, public sector, retail and distribution, and utilities and telecommunications.

•	Expand the breadth and depth of our technical capabilities through training existing personnel, recruiting experienced talent and acquiring or merging with complementary businesses. Our continued evaluation of emerging technologies enables us to add new service offerings and minimizes our dependence on any single technology.

•	Expand our branch infrastructure, both domestically and internationally, and capitalize on our significant investment in offsite and offshore development centers, as well as our systems,

methodologies, training programs and marketing efforts. We believe that our existing development centers can be further leveraged to support a significantly larger number of consultants.

•	Create virtual partnerships with our clients to provide them with IT solutions so that we become an extension of their organization. This partnership sourcing model uses a team approach that makes the client an integral team member. We consider the impact of each project on the entire application to build a broader solution over time. We quickly assemble capable teams and use the strategic insights of the client to produce flexible, supportable business and IT solutions.

•	Seek mergers, acquisitions and investments in technology alliances or start-up companies that complement our core skills or expand our geographic reach and have the potential to increase our overall value, rather than merely increase our revenues. We believe that our branch management organization allows us to efficiently integrate acquisitions.

CBSI Services

      We offer our clients a broad range of IT services, from advising clients on strategic technology plans to developing and implementing appropriate IT solutions. We provide services in the following categories:

CBSI SERVICES	DESCRIPTION

Electronic Commerce Solutions*	• Develop business-to-business and business-to-consumer applications
• Couple web-enabled front-end systems across a network to back-end database systems

Data Warehousing Solutions*	• Design enterprise-wide repositories and update mechanisms for data culled from operational systems
• Design, build and implement datamarts that employ portions of the data warehouses for specific applications

Network Services*	• Provide assessments of existing network stability and capacity
• Provide network design services to support new enterprise-wide applications
• Conceptualize and design Internet/intranet solutions

IT Consulting	• IT business strategy and strategic technology planning
• Provide technical architecture and network design and business process reengineering consulting services

Large Systems Applications Development and Maintenance	• Design, develop and maintain large-scale, complex solutions capable of managing transaction-intensive applications

Reengineering Legacy Applications to Client/ Server Technology	• Reengineer from centralized, mainframe-based systems to open, distributed architectures

Client/ Server Applications Development	• Conceptualize and design systems based on distributed object-oriented technologies and methodologies

Packaged Software Implementation	• Implement packaged software solutions, including ERP
• Customize software packages to client specifications

Contract Programming	• Develop, maintain and enhance client/server and mainframe software applications
• Reengineer software applications across platforms

* Part of our emerging technologies service offering.

Industry Solutions

      We have designed and developed proprietary software to solve industry-specific problems for our clients. These include APECS/Discovery, Clarety and Business Solutions Framework.

      APECS enables K-12 school districts and higher education institutions to manage their business and student records. Our APECS Product has been reengineered to a client/ server platform and renamed Discovery. We market the Student Administration module of Discovery jointly with PeopleSoft’s finance and HR/ payroll applications.

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

Clients

      Approximately 70% of our clients are middle market companies with annual revenues between $500 million and $4 billion, and state governments. Using our partnership sourcing approach, we are quickly becoming an important supplier to these middle market clients. We have also started to serve emerging companies with revenues from $50 million to $500 million. These emerging companies require the expertise CBSI can provide and have limited alternative sources, either internal or external, to meet their IT needs.

      In 1999 we provided services to over 600 clients in the United States, Europe and Asia. Our strategy is to maximize our client retention rate and to secure additional engagements by providing quality services and by being responsive to client needs. For each of the past five years, existing clients from the previous fiscal year generated more than 80% of our revenues.

      Certain of our representative clients in various industries are listed in the following table:

Banking and Financial Services

Bank One Services Corporation

Chase Manhattan Corporation
Fidelity Investments
Fleet Services Corporation
Foremost Corporation of America
Putnam Investments
UNUM Corporation
VISA U.S.A. Inc.

Health Care

Anthem Blue Cross Blue Shield of Connecticut

Baystate Health System
Blue Cross and Blue Shield of Michigan
Medsite.com

Manufacturing

DaimlerChrysler AG

Ford Motor Company
General Motors Corporation
Johnson Controls, Inc.
Weyerhaeuser Company
Public Sector

State of California

State of Hawaii
State of Indiana
State of Maryland
State of Michigan
State of Nevada
State of Ohio
State of Rhode Island

Retail and Distribution

Fred Meyer, Inc.

The GAP, Inc.
Lands’ End, Inc.
Spartan Stores, Inc.

Utilities and Telecommunications

Ameritech Corporation

Lucent Technologies, Inc.
South Carolina Electric and Gas Company
Southern California Edison
Sprint Corporation
Tucson Electric Power Company
U.S. West

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

Human Resources

      Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. Our strategy for achieving “career-based employment” includes career planning, thorough initial and ongoing training, allocation of assignments in accordance with employee skills and career objectives and a comprehensive benefits package including a Company-matched 401(k) plan, stock purchase plan, health, dental and vision insurance, preventive medical short-term disability insurance, a flexible spending account and tuition reimbursement. We also will continue to grant stock options as part of our recruitment and retention strategy. As part of our effort for minimizing turnover we emphasize:

•	Human resource management;

•	Competitive salaries;

•	Comprehensive benefits;

•	Employee stock options; and

•	Deferred compensation

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

      Our consultants typically have Bachelor’s or Master’s degrees in Computer Science or another technical discipline. As of December 31, 1999, we had 4,947 employees comprised of 4,322 IT professionals, 179 sales and marketing personnel and 446 general and administrative personnel. As of December 31, 1999, we also had 262 independent contractors working on client engagements.

      We have five employee training centers located in the United States and two in India. These training centers employ full-time instructors and are equipped with hardware, software and development tools. New college graduates receive two months of full-time classroom instruction in program analysis and design. Along with technical training, we provide business skills to enhance team building, diversity awareness and key consulting skills such as presentations and communications training. We also provide training to prepare for specific future technical assignments followed by one month of self-study.

      Between projects and after business hours, all IT professionals receive ongoing training on a variety of technology platforms. Our education and training department helps employees make the transition from legacy and client/server skills to e-commerce skills by providing cross-platform training in new technologies. In addition to comprehensive technical training, we provide extensive training in quality processes and cross-cultural communications skills. In addition, we offer training courses to non-employees for a fee and may hire graduates of these training programs.

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
Atlanta, GA
Basking Ridge, NJ
Boston, MA
Charlotte, NC
Chicago, IL
Cincinnati, OH
Cleveland, OH
Columbus, OH
Dallas, TX
Denver, CO
Farmington Hills, MI
Grand Rapids, MI
Hartford, CT
Houston, TX
Indianapolis, IN
Lansing, MI	Los Angeles, CA
Louisville, KY
Milpitas, CA
Milwaukee, WI
Minneapolis, MN
Montreal, Canada
Nashua, NH
Phoenix, AZ
Pittsburgh, PA
Portland, OR
Providence, RI
Sacramento, CA
Seattle, WA
Springfield, MA
Tampa, FL	Bangalore, India Brussels, Belgium Chennai, India Hyderabad, India London, United Kingdom Manila, Philippines Mumbai, India Munich, Germany Singapore Sydney, Australia

Item 3.  Legal Proceedings

      In April 1999, CBSI signed a Mutual Settlement and Release Agreement (the “Agreement”) with Network Six, Inc. (“NSI”) to settle all claims relating to the litigation between CBSI and NSI in the Superior Court for the State of Rhode Island and the Circuit Court for the State of Hawaii arising from a software development project for the State of Hawaii. The settlement did not have a material effect on CBSI’s financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of CBSI’s security holders during the fourth quarter of the year ended December 31, 1999.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol CBSI. The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported on the Nasdaq National Market.

	Price Range of
	Common Stock

	High		Low

Year Ended December 31, 1998:

First Quarter	$35	7/8	$19	3/8

Second Quarter	$41	15/16	$23	1/2

Third Quarter	$37	3/8	$15	1/8

Fourth Quarter	$33	3/4	$15	3/8

Year Ended December 31, 1999:

First Quarter	$34	3/4	$15	7/8

Second Quarter	$27		$14	7/16

Third Quarter	$21	1/16	$13	1/8

Fourth Quarter	$27	5/8	$13	3/8

      As of March 8, 2000, there were approximately 816 shareholders of record of CBSI’s common stock.

      Since our initial public offering in March 1997, we have not paid cash dividends on our common stock. We currently anticipate that all of our earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

      The selected financial data presented below for the five years ended December 31, 1999, are derived from CBSI’s Consolidated Financial Statements and related Notes thereto. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Form 10-K.

      On April 20, 1999, CBSI acquired E-Business Solutions.com, Inc. (“EBS”), formerly Impact Innovations Group, Inc. This acquisition was accounted for by the purchase method of accounting and accordingly, the operating results of EBS have been included in the consolidated financial statements since the date of acquisition.

      On January 27, 1998 and July 24, 1998, CBSI merged with c.w. Costello & Associates, inc. (“Costello”) and Claremont Technology Group, Inc. (“Claremont”), respectively. These mergers were accounted for by the pooling of interests method of accounting and accordingly, the consolidated balance sheets, statements of income, cash flows and shareholders’ equity and all financial information of CBSI included in this Form 10-K have been retroactively restated.

      CBSI and Costello had fiscal years ending December 31 and Claremont had a fiscal year ending June 30. The statement of income data presented below for the three years ended December 31, 1997, combine CBSI’s and Costello’s results for the years ended December 31, 1997, 1996 and 1995, with Claremont’s results for the years ended June 30, 1997, 1996 and 1995, respectively. The statement of income data for the year ended December 31, 1998, combine all three companies’ results for the year ended December 31, 1998. The balance sheet data as of December 31, 1997, 1996 and 1995 combine CBSI’s and Costello’s balance sheets as of December 31, 1997, 1996 and 1995, with Claremont’s balance sheet as of June 30, 1997, 1996 and 1995, respectively. The balance sheet data as of December 31, 1998, combine all three companies’ balance sheets as of that date.

	Years Ended December 31,

	1995	1996	1997	1998	1999

	(In thousands, except per share data)

Statement of Income Data:

Revenues	$125,378	$182,632	$261,282	$376,567	$462,070

Cost of revenues	88,110	126,247	178,780	249,099	312,678

Gross profit	37,268	56,385	82,502	127,468	149,392

Selling, general and administrative expenses	29,729	43,569	64,618	85,468	101,692

Merger costs and other(a)	—	111	1,559	28,250	5,367

Income from operations	7,539	12,705	16,325	13,750	42,333

Other expense (income)	672	934	(842)	(2,927)	(3,737)

Income before provision for income taxes and minority interest	6,867	11,771	17,167	16,677	46,070

Provision for income taxes	1,490	2,444	7,278	9,986	16,273

Minority interest	252	158	82	—	—

Net income	$5,125	$9,169	$9,807	$6,691	$29,797

Pro forma incremental income tax benefit(b)			$(764)	$(1,417)	$—

Pro forma net income			$10,571	$8,108	$29,797

Pro forma diluted earnings per share			$0.33	$0.22	$0.78

Diluted weighted average shares outstanding			32,029	36,211	38,212

	As of December 31,

	1995	1996	1997	1998	1999

	(In thousands)

Balance Sheet Data:

Cash and cash equivalents	$1,603	$4,463	$72,698	$60,732	$90,551

Working capital	12,690	17,906	101,106	108,857	172,293

Total assets	40,895	68,281	168,240	191,045	277,821

Revolving credit facility and long-term debt	8,770	17,348	4,958	—	—

Total shareholders’ equity	17,738	28,724	125,326	141,155	236,417

(a)	Fiscal year 1999 consists of approximately $5.4 million of certain non-capitalizable merger and other costs, including lease termination and severance, related to the acquisition of EBS. Fiscal year 1998 consists of approximately $12.7 million in transaction costs related to the mergers with Costello and Claremont and approximately $15.6 million related primarily to the write-down of certain assets which Claremont determined, prior to June 30, 1998, were no longer realizable. Fiscal year 1997 consists of approximately $1.6 million in transaction costs related to the merger with Synergy Software, Inc.

(b)	The pro forma adjustments for the incremental income tax benefit reflects the additional benefit for Federal and state income taxes at the effective income tax rate as if the applicable merged companies’ Subchapter S elections had been revoked prior to January 1, 1998, and the merged companies had been taxed as C corporations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in Item 8 of this Form 10-K. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include our failure to recruit and retain IT professionals, risks related to our merger, acquisition and strategic investment strategy, variability of our quarterly operating results, government regulation of immigration, potential cost overruns on fixed-price projects, increasing significance of non-U.S. operations, exposure to regulatory, political and economic conditions in India, competition in the IT services industry, short-term and termination provisions of contracts, failure to properly manage growth, possible write-off of computer software development costs, limited protection of intellectual property rights, and potential liability to clients, each of which are discussed herein under the caption “Factors that may Affect Future Results.”

Overview

      Complete Business Solutions, Inc. provides IT services worldwide, offering clients flexible global delivery capabilities. CBSI’s strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs. For each of the past five years, over 80% of CBSI’s revenues were generated from existing clients from the previous fiscal year.

      CBSI offers its clients a broad range of IT services, from advising them on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions through its partnership sourcing approach.

      CBSI’s service offerings include: (1) emerging technologies; (2) IT consulting; (3) large systems applications development and maintenance; (4) reengineering legacy applications to client/server technology; (5) client/server applications development; (6) packaged software implementation; and (7) contract programming services. CBSI’s emerging technology service offerings include: (1) electronic commerce solutions including, B to B and B to C; (2) data warehousing solutions; and (3) network services to support enterprise-wide applications such as sales force automation and Internet/intranet development. In 1999, we successfully transitioned our Y2K business to other service offerings including emerging technologies.

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

      CBSI recognizes revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, CBSI recognizes revenues under the percentage of completion method. For the year ended December 31, 1999 approximately 18% of total revenues were generated from fixed-price engagements.

      CBSI’s most significant cost is project personnel cost, which consists primarily of salaries, wages and benefits for its IT professionals. CBSI strives to maintain its gross profit margin by controlling project costs and offsetting increases in salaries and benefits with increases in billing rates. CBSI uses a human resource allocation team to ensure that IT professionals are quickly placed on assignments to minimize nonbillable time and are placed on assignments that use their technical skills and allow for maximum billing rates. CBSI has realized higher gross profit margins from its shift away from contract programming services and from its shift to offshore projects in India, where the personnel cost of IT professionals is lower as a percentage of professional service fees. This benefit is partially offset due to additional coordination efforts and costs for offshore projects.

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

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of income data as a percentage of revenues:

	Years Ended
	December 31,

	1997	1998	1999

Revenues	100.0%	100.0%	100.0%

Cost of revenues	68.4	66.1	67.7

Gross profit	31.6	33.9	32.3

Selling, general and administrative expenses	24.8	22.7	22.0

Merger costs and other	0.6	7.5	1.2

Income from operations	6.2%	3.7%	9.1%

1999 Compared to 1998

      Revenues.  CBSI’s revenues increased 22.7% to $462.1 million for fiscal 1999 from $376.6 million in fiscal 1998. This growth is primarily attributable to increases in CBSI’s IT professional workforce, increases in average billing rates, and additional services provided to existing clients. The completion of Y2K projects and the Y2K-induced industry slowdown has and will continue to temporarily decrease our growth rate and margins as we transition our offshore services to high-margin services, including emerging technology services. CBSI’s IT professional workforce increased 7% for 1999 compared to 1998. For the year ended December 31, 1999, approximately 86% of CBSI’s revenues were generated from existing clients.

      Gross Profit.  Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit increased 17.2% to $149.4 million in fiscal 1999 from $127.5 million in fiscal 1998. This increase is primarily attributable to increases in CBSI’s IT professional workforce and average U.S. billing rates. Gross profit as a percentage of revenues decreased to 32.3% for fiscal 1999 from 33.9% in fiscal 1998. This decrease in gross profit margin as a percentage of revenues is primarily attributable to a decrease in offshore utilization resulting from the continuing transition from Year 2000 related services to emerging technology services, including e-business services.

      Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of costs associated with CBSI’s direct selling and marketing efforts, human resource and recruiting departments, administration and indirect facility costs. Selling and administrative expenses increased 19.0% to $101.7 million in fiscal 1999 from $85.5 million in fiscal 1998. This increase resulted from the continued expansion of CBSI’s direct selling and marketing effort, further investments in infrastructure, and other general overhead cost increases necessary to support CBSI’s continued revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased in fiscal 1999 to 22.0% from 22.7% in fiscal 1998 as CBSI continued to leverage its existing infrastructure.

      Other Expense (Income).  Other expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. Other expense (income) for fiscal 1999 was $3.7 million compared to $2.9 million in fiscal 1998. This change is primarily due to interest earned from the investment of net proceeds from CBSI’s public offering of stock in 1999.

1998 Compared to 1997

      Revenues.  CBSI’s revenues increased 44.1% to $376.6 million for fiscal 1998 from $261.3 million in fiscal 1997. This growth in revenues is primarily attributable to increases in CBSI’s IT professional workforce, increases in average billing rates, further expansion of CBSI’s international operations and additional services provided to existing clients. CBSI’s IT professional workforce increased 33% for 1998 compared to 1997. Revenues from international operations, principally offshore development centers, increased 147% to $45.8 million in fiscal 1998 from $18.6 million in fiscal 1997.

      Gross Profit.  Gross profit increased 54.5% to $127.5 million in fiscal 1998 from $82.5 million in fiscal 1997. This increase is primarily attributable to increases in CBSI’s IT professional workforce and average U.S. billing rates, as well as the continued expansion of CBSI’s offshore development centers. Gross profit as a percentage of revenues increased to 33.9% for fiscal 1998 from 31.6% in fiscal 1997. This increase in gross profit margin as a percentage of revenues is primarily attributable to CBSI’s continued strategic shift of its business toward higher service offerings and the increasing utilization and expansion of CBSI’s offshore development centers which operate at higher gross profit and operating margins. For fiscal 1998, 11% of revenues were generated from contract programming services as compared to 17% in fiscal 1997.

      Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 32.3% to $85.5 million in fiscal 1998 from $64.6 million in fiscal 1997. This increase resulted from the continued expansion of CBSI’s direct selling and marketing effort, further investments in infrastructure, and other general overhead cost increases necessary to support CBSI’s continued revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased to 22.7% in fiscal 1998 from 24.8% in fiscal 1997 as CBSI continued to leverage its existing infrastructure.

      Other Expense (Income).  Other expense (income) for fiscal 1998 was $2.9 million compared to $.8 million in fiscal 1997. This change is primarily due to reduced interest expense, resulting from the repayment of CBSI’s outstanding debt in 1997, the repayment of Costello’s and Claremont’s debt in 1998 and interest earned from the investment of net proceeds from CBSI’s and Claremont’s public offerings of common stock in 1997.

Liquidity and Capital Resources

      CBSI generally funds its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under CBSI’s revolving credit facilities with a commercial bank. CBSI’s cash provided by operating activities was $11.8 million, $14.4 million and $12.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      The principal use of cash for investing activities during the three years ended December 31, 1999 was for the purchase of property and equipment, primarily as part of the development and enhancement of CBSI’s offshore software development centers, the investment in internally developed computer software, and business acquisitions.

      To facilitate future cash flow needs, CBSI has an arrangement with a commercial bank, where CBSI may borrow an amount not to exceed $21.0 million with interest at the bank’s prime interest rate, or the LIBOR rate plus 1  1/4%. Borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI.

      Net cash provided by financing activities for the years ended December 31, 1999 and 1997 of $63.2 million and $71.4 million, respectively, was primarily due to CBSI and Claremont realizing net proceeds of $64.2 million and $88.5 million from issuances of their common stock in fiscal 1999 and 1997, respectively, principally in their initial public and follow-on offerings.

      Significant uses of cash by financing activities were for the repurchase of CBSI Common Stock and the partial distributions of previously undistributed S corporation earnings following the terminations of the companies’ S corporation status. During the year ended December 31, 1999, CBSI repurchased 354,000 shares of its Common Stock, for cash, at a total of $5.2 million. Partial distributions of S corporation earnings were $1.1 million and $11.1 million for the years ended December 31, 1998 and 1997, respectively.

      The international operations of CBSI, principally the offshore development centers, accounted for 9.9%, 12.2%, and 7.1% of CBSI’s total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Most of CBSI’s revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations in 1999, 1998 and 1997 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

      Inflation did not have a material impact on CBSI’s revenues or income from operations in fiscal years 1999, 1998 and 1997.

      On March 17, 2000, the Company entered into an agreement with a fund managed by Clayton, Dubilier & Rice, Inc. (CDR) whereby CDR will purchase, in two transactions, from the Company 200,000 shares of convertible Preferred Stock for $200,000 and will be issued warrants to purchase 5,300,000 shares of the Company’s Common Stock.

      The Preferred Stock is convertible at any time subsequent to issuance at a price of $23 per share, subject to certain adjustments, and may be redeemed, at CDR’s option, if not converted within ten years of the date of issuance. The warrants consist of seven-year warrants to purchase 3,500,000 shares at $25 per share and ten-year warrants to purchase 1,800,000 shares at $31 per share. All of the warrants become exercisable upon the earlier of the third anniversary of the date of issuance or the Company’s stock price exceeding a predetermined price for twenty consecutive trading days.

      The Company also entered into an agreement with CDR whereby CDR will provide the Company financial and management advisory services.

      CBSI has not experienced any material failures in its primary technology infrastructure related to the Year 2000 changeover. CBSI does not expect to incur any material additional expense to modify its primary technology infrastructure as a result of the Year 2000 changeover.

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

Failure to Properly Manage Mergers, Acquisitions and Strategic Investments Could Adversely Affect Our Business

      We have expanded, and plan to continue to expand our operations through mergers with or acquisitions of additional businesses that complement our core skills and that have the potential to increase our overall value. We have also undertaken a strategy to identify and make investments in start-up companies that have the potential to be successful and to complement our current business. We may not be able to continue to identify and merge with or acquire businesses with which we are compatible. In addition, we may not be able to identify or to negotiate appropriate terms with potentially successful start-up companies. Investing in such companies is a highly risky strategy, these companies frequently have a limited operating history, unproven business plans and are exposed to high start-up costs. Further, we cannot be certain that such start-up companies will achieve anticipated revenues and earnings.

      Mergers and acquisitions involve a number of special risks, including:

      •  Diversion of management’s attention;

      •  Failure to retain key personnel of the acquired business;

      •  Assumption of unanticipated legal liabilities and other problems;

      •  Difficulties in integrating systems, operations and cultures;

      •  Amortization of acquired intangible assets; and

      •  Potential dilution of earnings per share.

      Our reputation is a valuable asset and performance problems and client dissatisfaction with a firm which we acquire or merge with could adversely affect our reputation. In addition, we cannot be certain that businesses we acquire or merge with will achieve anticipated revenues and earnings. Failure to successfully manage our merger and acquisition strategy could have a material adverse effect on our business.

Variability of Quarterly Operating Results

      Our revenues and operating results can vary from quarter to quarter depending on a number of factors, including:

      •  The timing and number of client projects commenced and completed during a quarter;

      •  The number of working days in a quarter;

      •  Employee hiring, attrition and utilization rates;

      •  Progress on fixed-price projects during a quarter;

      •  The consummation of mergers and acquisitions;

      •  The ability of clients to terminate engagements without penalty;

      •  The size and scope of assignments; and

      •  General economic conditions.

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

Impact of Government Regulation of Immigration Could Limit Growth

      We recruit IT professionals globally to create a workforce that can be deployed wherever required by our clients. As a result, we must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 1999, approximately 25% of our worldwide workforce was working under H-1B temporary work permits in the United States. Government regulation limits the number of new H-1B permits that may be approved in a fiscal year. If the limit is reached in any year, we may not be able to recruit enough IT professionals to meet our personnel requirements. This could materially affect our business. Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concern over the level of legal and illegal immigration into the United States. These concerns have often resulted in proposals aimed at reducing the number of work permits that may be issued. Any change making it more difficult for us to hire foreign nationals, or limiting our ability to retain foreign employees, could require us to incur additional unexpected labor costs and other expenses.

Our Fixed-Price Projects Expose us to Cost Overrun Risks

      We undertake certain projects on a fixed-price basis, as distinguished from billing on a time-and-materials basis. We realized approximately 18% of our revenues from fixed-price projects during the year ended December 31, 1999. Significant cost overruns can occur if we fail to:

      •  Adequately estimate the resources required to complete a project;

      •  Properly determine the scope of an engagement; or

      •  Complete our contractual obligation in a manner consistent with the project plan.

      The potential for cost overruns may be heightened if we act as a subcontractor on a fixed-price project, because we have a limited ability to control project variables and to negotiate directly with the ultimate client. We cannot be certain that any of our existing or future fixed-price projects will be profitable.

Increasing Significance and Risks of Non-U.S. Operations

      Our international consulting and offshore software development operations accounted for approximately 10% of our total revenues for the year ended December 31, 1999. Our international operations and international business activities are subject to the following risks:

•	Unexpected changes in regulatory environments;

•	Foreign currency fluctuations;

•	Tariffs and other trade barriers;

•	Difficulty in managing international operations;

•	Potential foreign tax consequences, including repatriation of earnings;

•	Burden of complying with a wide variety of foreign laws and regulations;

•	Unexpected changes in the local and regional political climate and the possible reaction to those changes by the international community, including economic sanctions;

•	Risk of increased duties, taxes and governmental royalties; and

•	Changes in laws and policies governing operations of foreign-based companies.

      Our international operations greatly depend upon business and technology transfer laws and related restrictions and upon continued development of technology infrastructure. We cannot be certain that our international operations will continue to be profitable or support our growth strategy.

Exposure to Regulatory, Political and General Economic Conditions in India

      A significant element of our business strategy is to expand our offshore software development centers in India and the Philippines. As of December 31, 1999, approximately 24% of our workforce was located in India. We benefit directly from certain incentives provided by the Indian government to encourage foreign investment, including tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. If the Indian government changes any of these incentives, it could negatively impact the profitability of our Indian operations.

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

We Operate in Highly Competitive Markets

      The IT services industry is highly competitive, undergoing consolidation and is served by many national, regional and local firms, all of which are either existing or potential competitors. Our primary competitors include:

      •  Large accounting firms;

      •  Implementation firms;

      •  Software applications firms;

      •  Service groups of computer equipment companies;

      •  General management consulting firms; and

      •  Programming companies and temporary staffing firms.

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

Possible Write-Off of Computer Software Development Costs Could Adversely Affect Our Business

      Prior to its merger with CBSI, Claremont wrote off approximately $8.3 million of capitalized software development costs related to their Premost and Clarety software modules. We have remaining net capitalized software development costs relating to the Clarety module of $3.5 million as of December 31, 1999. If, in subsequent periods, remaining capitalized software development costs exceed the potential revenue that can be derived from the software, we would be required under generally accepted accounting principles to immediately write-down the asset to its realizable value. The amount of the write-down in any particular period may be as much as the total amount of capitalized software development costs carried on our balance sheet and could have an adverse effect on our results of operations and financial condition.

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

Potential Liability to Clients

      Many of our engagements involve projects that are critical to the operation of our client’s businesses and provide benefits that may be difficult to quantify. We attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services. We cannot be sure that our attempts to limit liability will be successful. If we fail to meet a client’s expectations in the execution of our services, it could result in an adverse change to our client’s operations. This could give rise to claims against us or damage our reputation, which could adversely affect our business.

Item 8.  Financial Statement and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Complete Business Solutions, Inc.:

      We have audited the accompanying consolidated balance sheets of Complete Business Solutions, Inc. (a Michigan corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Claremont Technology Group, Inc. and c.w. Costello & Associates, inc., companies that Complete Business Solutions, Inc. merged with during 1998, in transactions accounted for as poolings of interests, as discussed in Note 1. Such statements are included in the related consolidated financial statements of Complete Business Solutions, Inc. and reflect total revenues and net income of 53% and 24%, respectively in 1997, of the related consolidated totals. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Claremont Technology Group, Inc. and c.w. Costello & Associates, inc., is based solely upon the reports of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Complete Business Solutions, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Detroit, Michigan,

February 9, 2000
(except with respect to
the matter disclosed in
Note 17, as to which the
date is March 17, 2000).

REPORT OF INDEPENDENT AUDITORS

The Board of Directors of

Claremont Technology Group, Inc.
and Subsidiaries:

      We have audited the consolidated statements of operations, shareholders’ equity, and cash flows of Claremont Technology Group, Inc. and subsidiaries for the year ended June 30, 1997 not presented separately herein. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Claremont Technology Group, Inc. and subsidiaries operations and their cash flows for the year ended June 30, 1997 in conformity with generally accepted accounting principles.

KPMG LLP

Portland, Oregon

August 14, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders

c.w. Costello & Associates, inc.
Wethersfield, Connecticut

      We have audited the statements of operations, shareholders’ equity and of cash flows of c.w. Costello & Associates, inc. for the year ended December 31, 1997 not presented separately herein. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of c.w. Costello & Associates, inc. (an “S” Corporation) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Hartford, Connecticut

February 9, 1998

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	1999	1998

	(Dollars in thousands)
	(Note 1)

ASSETS

Current assets:

Cash and cash equivalents	$90,551	$60,732

Accounts receivable, net	93,182	72,007

Revenue earned in excess of billings, net	18,152	11,597

Deferred and refundable income taxes	5,253	8,459

Prepaid expenses and other	4,296	3,311

Total current assets	211,434	156,106

Property and equipment, net	30,096	17,846

Computer software, net	5,936	4,425

Goodwill, net	25,209	10,383

Other assets, net	5,146	2,285

Total assets	$277,821	$191,045

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,849	$6,113

Accrued payroll and related costs	26,511	26,479

Other accrued liabilities	2,799	12,954

Deferred revenue	982	1,703

Total current liabilities	39,141	47,249

Deferred taxes	2,095	1,025

Other liabilities	168	1,616
Commitments and contingencies

Shareholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, none issued (Note 17)	—	—

Common stock, no par value, 200,000,000 shares authorized, 37,494,446 and 34,862,642 shares issued and outstanding as of December 31, 1999 and 1998, respectively (Note 16)	—	—

Additional paid-in capital	182,816	117,590

Retained earnings	60,709	30,912

Stock subscriptions receivable	(5,599)	(6,079)

Currency translation adjustment (other comprehensive income (loss))	(1,509)	(1,268)

Total shareholders’ equity	236,417	141,155

Total liabilities and shareholders’ equity	$277,821	$191,045

The accompanying notes are an integral part of these consolidated balance sheets.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	1999	1998	1997

	(In thousands, except per share data)
	(Note 1)

Revenues	$462,070	$376,567	$261,282

Cost of revenues:

Salaries, wages and employee benefits	256,145	195,237	145,947

Contractual services	31,952	34,678	19,951

Project travel and relocation	20,438	15,334	10,695

Depreciation and amortization	4,143	3,850	2,187

Total cost of revenues	312,678	249,099	178,780

Gross profit	149,392	127,468	82,502

Selling, general and administrative expenses	101,692	85,468	64,618

Merger costs and other	5,367	28,250	1,559

Income from operations	42,333	13,750	16,325

Other expense (income)	(3,737)	(2,927)	(842)

Income before provision for income taxes and minority interest	46,070	16,677	17,167

Provision for income taxes	16,273	9,986	7,278

Minority interest	—	—	82

Net income	$29,797	$6,691	$9,807

Basic earnings per share —

Weighted average shares outstanding	37,267	34,414	29,126

Basic earnings per share	$0.80	$0.19	$0.34

Diluted earnings per share —

Weighted average shares outstanding	37,267	34,414	29,126

Dilutive effect of stock options	945	1,797	2,903

Diluted weighted average shares outstanding	38,212	36,211	32,029

Diluted earnings per share	$0.78	$0.18	$0.31

Pro forma information:

Net income as reported	$29,797	$6,691	$9,807

Pro forma incremental income tax provision (benefit)	—	(1,417)	(764)

Pro forma net income	$29,797	$8,108	$10,571

Earnings per share —

Pro forma basic earnings per share	$0.80	$0.24	$0.36

Pro forma diluted earnings per share	$0.78	$0.22	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Additional		Stock	Currency	Total
	Shares	Paid-in	Retained	Subscriptions	Translation	Shareholders’
	Outstanding	Capital	Earnings	Receivable	Adjustment	Equity

	(Dollars in thousands) (Note 1)

Balance — December 31, 1996	21,181,509	$5,189	$25,869	$(2,125)	$(209)	$28,724

Net income	—	—	9,807	—	—	9,807

Currency translation adjustment	—	—	—	—	(378)	(378)

Stock options and warrants exercised	1,397,472	6,395	—	(685)	—	5,710

Repayment of stock subscriptions receivable	—	—	—	307	—	307

Conversion of minority shareholder	1,105,264	4,593	—	—	(77)	4,516

Issuances of common stock, net	9,372,514	88,860	—	—	—	88,860

Distributions to shareholders	—	—	(12,220)	—	—	(12,220)

Recapitalizations	—	3,634	(3,634)	—	—	—

Balance — December 31, 1997	33,056,759	108,671	19,822	(2,503)	(664)	125,326

Net income	—	—	6,691	—	—	6,691

Currency translation adjustment	—	—	—	—	(433)	(433)

Stock options exercised	1,598,768	9,541	—	(5,015)	—	4,526

Repayment of stock subscriptions receivable	—	—	—	1,439	—	1,439

Issuances of common stock	21,769	389	—	—	—	389

Distributions to shareholders	—	—	(133)	—	—	(133)

Recapitalization	—	(3,484)	3,484	—	—	—

Adjustment for pooling of interests	185,346	2,473	1,048		(171)	3,350

Balance — December 31, 1998	34,862,642	117,590	30,912	(6,079)	(1,268)	141,155

Net income	—	—	29,797	—	—	29,797

Currency translation adjustment	—	—	—	—	(241)	(241)

Stock options exercised	683,741	6,753	—	(3,702)	—	3,051

Repayment of stock subscriptions receivable	—	—	—	4,182	—	4,182

Issuances of common stock	2,302,063	63,686	—	—	—	63,686

Repurchases of common stock	(354,000)	(5,213)	—	—	—	(5,213)

Balance — December 31, 1999	37,494,446	$182,816	$60,709	$(5,599)	$(1,509)	$236,417

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	1998	1997

	(Dollars in thousands)
	(Note 1)
Cash flows from operating activities —

Net income	$29,797	$6,691	$9,807

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	10,323	7,450	5,960

Provision for doubtful accounts	1,144	1,100	903

Minority interest	—	—	82

Writedown of other assets and other	—	15,649	—

Provision (benefit) for deferred taxes	6,319	(8,343)	(958)

Equity in loss of investee and other	—	—	279

Stock option expense	—	—	592

Change in assets and liabilities:

Accounts receivable	(20,735)	(22,739)	(14,016)

Prepaid expenses and other assets	1,771	(925)	(3,552)

Accounts payable, accrued payroll and related costs and other liabilities	(14,679)	13,852	14,077

Deferred revenue	(2,169)	1,674	(300)

Net cash provided by operating activities	11,771	14,409	12,874

Cash flows from investing activities —

Investment in property, equipment and other	(15,702)	(10,531)	(8,359)

Investment in computer software	(8,395)	(1,510)	(6,901)

Business acquisitions, net of cash acquired	(17,998)	(4,241)	(291)

Investment in affiliate and other	(3,050)	—	(405)

Net repayments on notes receivable	—	—	(31)

Net cash used in investing activities	(45,145)	(16,282)	(15,987)

Cash flows from financing activities —

Net payments on revolving credit facility and long-term debt	—	(4,471)	(12,390)

Net proceeds from issuances of common stock	61,186	—	88,510

S corporation distributions	—	(1,093)	(11,092)

Net proceeds from exercise of stock options and other, net	7,233	6,354	6,367

Repurchase of common stock	(5,213)	—	—

Net cash provided by financing activities	63,206	790	71,395

Effect of exchange rate changes on cash	(13)	(46)	(47)

Increase (decrease) in cash and cash equivalents	29,819	(1,129)	68,235

Cash and cash equivalents at beginning of period	60,732	61,861	4,463

Cash and cash equivalents at end of period	$90,551	$60,732	$72,698

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$—	$128	$1,049

Income taxes	$17,594	$12,153	$6,378

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

      In April 1999, the Company closed a Stock Purchase Agreement for the purchase of all of the outstanding common stock of E-Business Solutions.com, Inc. (“EBS”), formerly Impact Innovations Group, Inc. from Medaphis Corporation. The acquisition of EBS was accounted for by the purchase method of accounting, and accordingly, the operating results of EBS have been included in the consolidated statements of income, shareholders’ equity and cash flows since the date of the acquisition.

      In July 1998, the Company closed an Agreement and Plan of Merger with Claremont Technology Group, Inc. (Claremont), a publicly held Oregon corporation. The merger with Claremont was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying consolidated balance sheets and statements of income, shareholders’ equity and cash flows have been retroactively restated. Claremont had a fiscal year end of June 30. The consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 1997 combine, CBSI’s results for the year ended December 31, 1997 with Claremont’s results for the year ended June 30, 1997. The consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 1998 combine CBSI’s and Claremont’s results for the year ended December 31, 1998. All footnote information stated as of and for the year ended December 31, 1997 combines CBSI’s information as of and for the year ended December 31, 1997 with Claremont’s information as of and for the year ended June 30, 1997. Footnote information stated as of and for the year ended December 31, 1998 combines CBSI’s and Claremont’s information as of and for the year ended December 31, 1998. As a result of these pooling of interests period combinations, an adjustment has been included in the consolidated statements of shareholders’ equity to adjust all components of shareholders’ equity to their respective balances as of December 31, 1998.

      In January 1998, the Company closed an Agreement and Plan of Merger with c.w. Costello & Associates, inc. (Costello), a privately held Delaware corporation. The merger with Costello was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying consolidated balance sheets and statements of income, shareholders’ equity and cash flows have been retroactively restated.

     Foreign Currency

      For significant foreign operations, the local currencies have been designated as the functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and at the average exchange rate during the year for revenues and expenses. The resulting foreign currency translation adjustment (other comprehensive income (loss)) is reflected as a separate component of shareholders’ equity as of December 31, 1999 and 1998.

      Transaction gains and losses, which were not significant in the years presented, are reflected in the consolidated statements of income.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cash and Cash Equivalents

      Cash and cash equivalents include investments in highly liquid money market funds and commercial paper.

     Financial Instruments

      The fair values and carrying amounts of certain of the Company’s financial instruments, primarily accounts receivable and payable, and accrued liabilities are approximately equivalent.

     Goodwill

      Goodwill represents the excess of cost over the net tangible and identifiable intangible assets related to businesses acquired and the acquisition of shares of a subsidiary. Goodwill is carried at cost, less accumulated amortization, and is amortized on a straight-line basis over periods ranging from 20 to 30 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business’s undiscounted cash flow over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

     Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter.

      The American Institute of Certified Public Accountants has issued Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, which requires entities to capitalize and amortize certain costs and currently expense certain other costs incurred for software developed or obtained for internal use. Internally developed computer software is recorded at cost and includes purchased, internally developed and externally developed software to be used in CBSI’s operations.

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

     Computer Software

      The Company performs research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally three years to five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. On an ongoing basis, management reviews the valuation and amortization of capitalized development costs. As part of this review, the Company considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. The amortization of software development costs was $1,076, $1,583 and $860 for the years ended December 31, 1999, 1998 and 1997, respectively.

      In Claremont’s third and fourth quarters of fiscal 1998, management determined that certain of the Company’s computer software products were no longer realizable and recorded a charge of approximately $8,300.

      Accumulated amortization on computer software amounted to $6,103 and $5,027 as of December 31, 1999 and 1998, respectively.

      Amounts capitalized were $2,387, $1,510 and $6,901 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Amounts charged to expense for research and development of computer software were not material in the periods presented.

     Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Reclassifications

      Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation.

2.  Common Stock Offerings

      In February 1999, CBSI completed an offering of 5,400,000 shares of its Common Stock at a price of $31 per share. This offering consisted of 2,135,000 shares of newly issued Common Stock and 3,265,000 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from the sale of the newly issued shares in this offering were approximately $60,000.

      In August 1997, CBSI completed a secondary offering of 5,200,000 shares of its Common Stock at a price of $14 1/8 per share. This offering consisted of 2,900,000 shares of newly issued Common Stock and 2,300,000 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from this offering were approximately $38,000.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.  Common Stock Repurchase Program

      In August 1999, CBSI’s board of directors authorized the repurchase of up to 2,000,000 shares of CBSI’s Common Stock over a twenty-four month period. During the year ended December 31, 1999, CBSI repurchased 354,000 shares of its Common Stock, for cash, at a total cost of $5,213.

4.  Mergers and Acquisitions

      On April 20, 1999, the Company acquired all of the outstanding capital stock of EBS for approximately $15,000. The aggregate purchase price, which was funded through available working capital, has been allocated to the assets based upon their respective fair values. The excess of purchase price over assets acquired is being amortized over 30 years.

      For the year ended December 31, 1998, assuming the acquisition of EBS occurred at the beginning of the period, proforma revenues, income from continuing operations and diluted earnings per share from operations would have been $420,976, $2,347 and $.06 respectively. These results include certain adjustments, primarily to eliminate the businesses of EBS that were not acquired, amortization of goodwill and income taxes, and are not necessarily indicative of what the results would have been had the transaction actually occurred at the beginning of the period. The proforma impact of the acquisition on results of operations was not significant for the year ended December 31, 1999.

      On July 24, 1998, the Company closed a merger agreement with Claremont. This merger agreement provided for all of the outstanding Claremont common stock to be exchanged for approximately 7,235,000 shares of CBSI’s common stock. See Note 11.

      Unaudited summarized results of operations and other changes in shareholders’ equity of the previously separate entities for the six month period ended June 30, 1998 are as follows:

	Complete Business
	Solutions, Inc.	Claremont
	(including	Technology
	Costello)	Group Inc.

Revenues	$127,549	$46,317

Gross profit	$38,979	$19,017

Income (loss) from operations	$10,933	$(13,160)

Net (loss) income	$6,282	$(10,056)

Other significant changes to shareholders’ equity S Corporation distributions and other	$133	$—

      The activity for Claremont for the period from July 1, 1997 to December 31, 1997, has not been reflected in the consolidated statements of income for CBSI as a result of the periods combined. (See Note 1).

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited summarized results of operations for the six month period ended December 31, 1997 for Claremont are as follows:

Revenue	$43,975

Gross profit	$18,381

Income from operations	$1,785

Net income	$1,048

      On January 27, 1998, the Company closed a merger agreement with Costello. This merger agreement provided for all of the outstanding Costello common stock to be exchanged for approximately 3,363,000 shares of CBSI’s common stock. See Note 11.

      Audited summarized results of operations and other changes in shareholders’ equity of the previously separate entities for the year ended December 31, 1997 are as follows:

	Complete Business	c.w. Costello &
	Solutions, Inc.	Associates, inc.

Revenues	$123,775	$70,175

Gross profit	$34,175	$16,821

Income (loss) from operations	$10,442	$(1,034)

Net income (loss)	$7,501	$(1,940)

Other significant changes to shareholders’ equity — S Corporation distributions and other	$12,220	$—

      On November 20, 1997, the Company closed a merger agreement with Synergy Software, Inc. (Synergy). The merger agreement provided for all of the outstanding Synergy common stock to be exchanged for approximately 1,391,000 shares of CBSI’s common stock. See Note 11.

      Accounting policies of CBSI, Synergy, Costello and Claremont were substantially the same. There were no significant intercompany transactions requiring elimination in any period presented.

5.  Accounts Receivable and Credit Risk

      The allowance for doubtful accounts is as follows:

	1999	1998	1997

Balance — beginning of period	$2,245	$1,155	$704

Provision	1,144	1,100	903

Charge-offs	(592)	(10)	(486)

Allowance related to EBS acquisition	1,407	—	—

Balance — end of period	$4,204	$2,245	$1,121

      The Company grants credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s revenues (and the resulting accounts receivable) are from large and mid-size companies, major systems integrators and governmental agencies.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Property and Equipment

      As of December 31, 1999 and 1998, property and equipment consisted of the following:

	December 31,		Estimated
			Useful
	1999	1998	Lives

Equipment and purchased software	$37,221	$26,408	3-5 years

Internally developed computer software	5,808	—	10 years

Furniture and fixtures	5,967	4,565	5-7 years

Leasehold improvements	4,179	1,951	5-7 years

Automobiles	834	832	5 years

Buildings	683	698	31 years

	54,692	34,454

Accumulated depreciation	(24,596)	(16,608)

Property and equipment, net	$30,096	$17,846

7.  Related Party Transactions

      Costello made interest bearing loans to an affiliate of a shareholder for the purchase of real estate. As of December 31, 1998, $219 of these loans were outstanding. During 1999 these loans were repaid. Through December 31, 1997, Costello leased this real estate from the affiliate for various marketing and administrative purposes. During 1997 Costello incurred rent expense of $150. These leases were cancelled during 1998.

      CBSI paid approximately $856, $654 and $551 for the years ended December 31, 1999, 1998 and 1997, respectively, for consulting services provided by an affiliate of an outside director.

      In August 1997, in connection with CBSI’s secondary offering, a related party paid the Company approximately $300 as required under Section 16(b) of the Exchange Act of 1934. This amount has been included in additional paid-in capital in the accompanying consolidated balance sheets.

8.  Revolving Credit Facility

      Under a credit arrangement with a commercial bank, the Company may borrow an amount not to exceed $21,000 at the bank’s prime interest rate, or LIBOR plus 1 1/4%. Borrowings under the facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of the Company. There were no amounts outstanding under this agreement at December 31, 1999 and 1998. The credit agreement contains various restrictive covenants which, among other items, require the Company to maintain certain levels of tangible net worth, a debt to earnings ratio, and a funded debt to capitalization ratio.

9.  Self-Insurance

      CBSI is self-insured for health and dental benefits up to $100, per occurrence. Insurance coverage is carried for risks in excess of this amount. The Company recognized health and dental benefits expense of approximately $10,478, $6,475 and $5,855 for the years ended December 31, 1999, 1998 and 1997, respectively. Estimated claims incurred but not reported were $2,250 and $1,850 as of December 31, 1999 and 1998, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

10.  Leases

      The Company leases its headquarters, regional offices, equipment and certain automobiles under noncancelable, long-term operating leases.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $7,845, $5,516, and $3,619, respectively. The future minimum lease payments required under these operating leases for the years ending December 31, are as follows:

2000	$7,851

2001	7,660

2002	6,277

2003	4,305

2004	2,915

Thereafter	8,396

$37,404

11.  Stock Options

      CBSI maintains a Stock Option Plan (the Plan). Under the Plan, eligible employees and directors may be granted either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NISOs) at the discretion of the Compensation Committee of the Board of Directors. There are 7,247,454 shares of Common Stock authorized for grant under the Plan. Options under the Plan are granted at fair value on date of grant. The options vest over periods determined by the Compensation Committee of the Company’s Board of Directors. As a result of the merger with Synergy, as discussed in Note 4, outstanding Synergy stock options as of November 20, 1997 were converted into approximately 418,000 options of CBSI. These options retained their original terms and vesting periods. As a result of the merger with Costello, as discussed in Note 4, outstanding Costello stock options as of January 27, 1998 were converted into approximately 57,000 options of CBSI. These options retained their original terms and vesting periods. As a result of the merger with Claremont, as discussed in Note 4, outstanding Claremont stock options as of July 24, 1998 were converted into approximately 1,225,000 options of CBSI. These options retained their original terms and vesting periods.

      The Plan agreements provide for the option holder to exercise the options in exchange for cash, or a promissory note payable to the Company over a period of up to five years for NISOs and up to two years for ISOs. These notes are full recourse and bear interest at the prime rate of interest determined at the date of exercise. Interest on the loans is payable every six months.

      The Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”)”. Accordingly, no additional compensation expense has been recognized for the Plan within the accompanying consolidated statements of income. Had compensation expense for the Plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company’s pro forma net income and pro forma diluted earnings per common share would have been reduced to the amounts indicated below:

	1999	1998	1997
Net income —

As reported	$29,797	$6,691	$9,807

SFAS No. 123 pro forma	$23,586	$1,659	$8,451
Diluted earnings per share —

As reported	$0.78	$0.18	$0.31

SFAS No. 123 pro forma	$0.62	$0.05	$0.26

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of option activity, restated to give effect to the mergers with Costello and Claremont, is as follows:

	Options Outstanding
				Weighted Average
		Weighted Average	Options	Fair Value of
	Shares	Exercise Price	Exercisable	Options Granted
	(in
	thousands)

Balance, December 31, 1996	3,752	$2.33	1,504

Options granted	2,300	13.51		$5.37

Options exercised	(1,397)	1.46

Options cancelled	(436)	12.82

Balance, December 31, 1997	4,219	$7.62	1,114

Options granted	2,107	23.84		$16.35

Options exercised	(1,784)	4.59

Options cancelled	(515)	18.62

Balance, December 31, 1998	4,027	$16.53	880

Options granted	2,393	15.22		$10.08

Options exercised	(684)	7.59

Options cancelled	(1,085)	19.97

Balance, December 31, 1999	4,651	$16.37	975

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 1999 and 1998 grants: risk-free rate of interest of 5.6% and 5.5%, in 1999 and 1998, respectively, dividend yield of 0%, and expected lives of 4 to 5 years. A volatility factor of 87% and 93% was used in 1999 and 1998, respectively.

      A summary of options outstanding at December 31, 1999, is as follows:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable of	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	1999	Life	Price	1999	Price

$ 0.01 - 6.00	395	5.82	$4.01	288	$3.73

$ 6.01 - 14.99	2,108	9.20	$13.55	266	$13.04

$15.00 - 19.34	1,011	8.56	$17.48	111	$17.89

$19.35 - 22.89	464	8.84	$22.75	119	$22.75

$22.90 - 34.58	673	8.11	$26.43	191	$27.07

12.  Benefit Plans

      CBSI maintains the Complete Business Solutions, Inc. Incentive Savings Plan and Trust (the 401(k) plan). All employees of CBSI are eligible to participate in the 401(k) plan once they have completed one year of service and have attained age 21. The 401(k) plan is a defined contribution plan, qualified as a profit sharing plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows eligible employees to contribute up to 18% of their compensation with CBSI matching a percentage of the contributions. For the years ended December 31, 1999, 1998 and 1997, CBSI matched 40% of the employees’ contribution up to a maximum of 2.4% of the employees’ compensation.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Matching contributions made by CBSI amounted to approximately $2,184, $1,286 and $489 for the years ended December 31, 1999, 1998 and 1997, respectively. CBSI may also make an additional contribution, at its discretion, to the 401(k) plan. No such additional contributions have been made to date.

      Through December 31, 1997, Synergy and Costello maintained defined contribution 401(k) plans for substantially all of their employees. Under the plans, eligible employees could elect to contribute a portion of their base compensation. Synergy contributed an additional 25% of the employees’ contributions up to 1% of the employees’ aggregate base compensation. Costello contributions were discretionary. Contributions to these plans amounted to $454 for the year ended December 31, 1997. In the first quarter of 1998, all employees of Synergy and Costello became eligible to participate in CBSI’s 401(k) plan.

      Claremont maintained a defined contribution 401(k) plan for substantially all of its employees. Under the plan, eligible employees could elect to contribute a portion of their base compensation. Claremont’s plan contributions amounted to $247 and $117 for the years ended December 31, 1998 and 1997. In the third quarter of 1998, all employees of Claremont became eligible to participate in CBSI’s 401(k) plan.

      The Company maintains various employee retention programs, including bonus and deferred compensation. The expense related to these programs is recognized as the compensation is earned.

13. Income Taxes

      Prior to CBSI’s initial public offering and the date of the merger with Synergy, the shareholders of the respective companies had elected, under the provisions of Subchapter S of the United States Internal Revenue Code (Subchapter S), to have income and related tax benefits of each company included in the taxable income of the shareholders. The shareholders of Costello also elected to be governed under the provisions of Subchapter S through the date of its merger with CBSI in 1998. As a result, no provision for U.S. federal income taxes and only certain state income taxes have been included in the consolidated statements of income prior to CBSI’s initial public offering and the date of the mergers with Synergy and Costello.

      Upon termination of the Subchapter S elections, future income of the Company is subject to federal and state income taxes at the corporate level. Accordingly, the application of the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $1,400 and $920 for the years ended December 31, 1998 and 1997, respectively.

      Subsequent to the terminations, the Company has provided federal and state income taxes in the consolidated statements of income based on the effective tax rate. The unaudited pro forma net income in the consolidated statements of income reflects applicable pro forma adjustments to the provision for income taxes to reflect net income as if the Subchapter S elections had been revoked prior to January 1, 1997. See Note 19.

      CBS Mauritius is incorporated in Mauritius and is not subject to income taxes. CBS India is an Indian corporation subject to income taxes and receives certain exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. CBS India’s tax provision has been included in the consolidated statements of income as part of the provision for income taxes. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consists of:

	Year Ended December 31,

	1999	1998	1997
Current —

Federal	$8,721	$17,047	$7,551

State and local	1,115	988	685

Foreign	118	294	—

	9,954	18,329	8,236
Deferred —

Federal	6,598	(8,164)	(744)

State and local	(108)	(459)	433

Foreign	(171)	280	(647)

	6,319	(8,343)	(958)

	$16,273	$9,986	$7,278

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	1999	1998
Deferred tax assets —

Accrued expenses	$3,593	$8,421

Allowance for doubtful accounts	1,890	1,231

Federal net operating loss carryforward	2,552	—

Alternative minimum tax credit carryforward	—	220

Foreign net operating losses	568	397

Other	205	325

Total gross deferred tax assets	8,808	10,594
Deferred tax liabilities —

Capitalized software development costs	(4,163)	(1,974)

S to C Corporation conversion	(741)	(1,301)

CBS Mauritius	(237)	(210)

Other	(509)	(184)

Total gross deferred tax liabilities	(5,650)	(3,669)

Net deferred tax assets	$3,158	$6,925

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The items accounting for the difference between income taxes computed at the federal statutory rate and the consolidated effective rate are as follows:

	Year Ended December 31,

	1999	1998	1997

Federal statutory rate	35%	35%	35%
Effect of —

Tax rate differences on foreign earnings not subject to U.S. tax	(5)	(10)	(4)

Nondeductible merger costs	—	26	—

State income taxes, net of federal tax effect	4	2	2

Other, net	1	3	3

	35%	56%	36%

S Corporation earnings and terminations	—	4	6

	35%	60%	42%

14. Segment Information

      The Company is a provider of IT services, and is organized into office locations throughout North America, Europe and Asia. The chief operating decision-makers evaluate each location’s performance based primarily on their revenues, gross margin and operating income. Under this organization, the operating segments have been aggregated into one reportable segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

      The following table summarizes selected financial information of the Company’s operations by geographic location. Revenues are attributed to countries based on the location of the customer.

	Year Ended December 31,

	1999	1998	1997
Revenues —

United States	$451,518	$362,469	$254,514

India	37,200	33,877	13,644

Less intersegment	(35,156)	(31,751)	(11,847)

	2,044	2,126	1,797

Other international	8,508	11,972	4,971

	$462,070	$376,567	$261,282

Long-Lived Assets —

United States	$31,164	$18,337	$20,911

India	8,788	5,558	3,970

Other international	1,226	661	161

Total	$41,178	$24,556	$25,042

15.  Commitments, Contingencies and Potential Liability to Clients

      In April 1999, CBSI signed a Mutual Settlement and Release Agreement (the “Agreement”) with Network Six, Inc. (“NSI”) to settle all claims relating to the litigation between CBSI and NSI in the Superior Court for the State of Rhode Island and the Circuit Court for the State of Hawaii arising from a software development project for the State of Hawaii. The settlement did not have a material effect on CBSI’s financial condition, results of operations or cash flows.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is also, from time to time, a party to ordinary, routine litigation incidental to the Company’s business. After discussion with its legal counsel, the Company does not believe that the ultimate resolution of any other existing matter will have a material adverse effect on its financial condition, results of operations or cash flows.

      In addition, many of the Company’s engagements involve projects that are critical to the operations of its clients’ businesses and provide benefits that may be difficult to quantify. The Company attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services.

16.  Stock Dividend

      On February 18, 1998, the Board of Directors declared a two-for-one split of the Company’s common stock, effected in the form of a stock dividend payable on March 19, 1998 to shareholders of record on March 5, 1998. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. All references to number of shares, except shares authorized, the number of options and to per share information in the consolidated financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

17.  Subsequent Event

      On March 17, 2000, the Company entered into an agreement with a fund managed by Clayton, Dubilier & Rice, Inc. (CDR) whereby CDR will purchase, in two transactions, from the Company 200,000 shares of convertible Preferred Stock for $200,000 and will be issued warrants to purchase 5,300,000 shares of the Company’s Common Stock.

      The Preferred Stock is convertible at any time subsequent to issuance at a price of $23 per share, subject to certain adjustments, and may be redeemed, at CDR’s option, if not converted within ten years of the date of issuance. The warrants consist of seven-year warrants to purchase 3,500,000 shares at $25 per share and ten-year warrants to purchase 1,800,000 shares at $31 per share. All of the warrants become exercisable upon the earlier of the third anniversary of the date of issuance or the Company’s stock price exceeding a predetermined price for twenty consecutive trading days.

      Upon closing of the transactions, the proceeds will be allocated to the convertible Preferred Stock and the warrants based on their relative fair values, with the convertible Preferred Stock classified outside of stockholders’ equity and the warrants as additional paid-in capital on the consolidated balance sheet. Any difference between the fair value allocated to the convertible Preferred Stock and the fair value of the Company’s Common Stock is considered a beneficial conversion feature. The beneficial conversion feature, which does not affect net income, will be accounted for as a dividend on the convertible Preferred Stock in the period it is issued and is a reduction of income available to common shareholders in the computation of basic and fully diluted earnings per share.

      The Company also entered into an agreement with CDR whereby CDR will provide the Company financial and management advisory services.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Supplemental Quarterly Information (Unaudited)

      The following quarterly information is unaudited and has been restated to give effect to the mergers with Costello and Claremont which were accounted for by the poolings of interests method of accounting.

1999	Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$112,027	$119,618	$119,207	$111,218

Gross profit	38,801	41,486	38,305	30,800

Income from operations	14,570	10,063	12,510	5,190

Net income	10,235	7,261	8,244	4,057

Net income per weighted-average share	$0.27	$0.19	$0.22	$0.11

1998	Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$83,161	$90,705	$98,688	$104,013

Gross profit	27,195	30,801	34,055	35,417

Income (loss) from operations	(4,148)	1,921	3,106	12,871

Net income (loss)	(6,637)	2,863	1,270	9,195

Net income (loss) per weighted-average share	$(0.20)	$0.08	$0.03	$0.25

Pro forma net income	(5,220)	2,863	1,270	9,195

Pro forma diluted earnings per share	$(0.16)	$0.08	$0.03	$0.25

19.  Pro Forma Statement of Income Information (Unaudited)

      The pro forma adjustments for the incremental income tax provision (benefit) included in the accompanying consolidated statements of income reflects the additional provision (benefit) for Federal and state income taxes at the effective income tax rate as if the companies’ Subchapter S elections had been revoked prior to January 1, 1997 and the companies had been taxed as C corporations. The differences between the United States Federal statutory rate and the consolidated effective rate are as follows:

	Year Ended
	December 31,

	1998	1997

Statutory Federal income tax rate	35%	35%

State income taxes, net of Federal tax effect	2	4

Tax rate differences on foreign earnings not subject to U.S. tax	(10)	(4)

Non-deductible merger costs	26	2

Other	(2)	1

	51%	38%

      The Company considers all undistributed earnings of foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Company

      The information required by this item is included in our Proxy Statement for our 2000 Annual Meeting of Shareholders under the caption Directors and Executive Officers and is incorporated herein by reference.

Item 11.  Executive Compensation

      The information required by this item is included in our Proxy Statement for our 2000 Annual Meeting of Shareholders under the caption Executive Compensation and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included in our Proxy Statement for our 2000 Annual Meeting of Shareholders under the caption Director and Executive Officer Ownership of CBSI Common Stock and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is included in our Proxy Statement for our 2000 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Rajendra B. Vattikuti
President, Chief Executive Officer and Director
March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ RAJENDRA B. VATTIKUTI Rajendra B. Vattikuti	President, Chief Executive Officer, Director, (Principal Executive Officer)	March 29, 2000
/s/ TIMOTHY S. MANNEY Timothy S. Manney	Executive Vice President of Finance and Administration, Treasurer and Director (Principal Financial and Accounting Officer)	March 29, 2000
/s/ FRANK D. STELLA Frank D. Stella	Director	March 29, 2000
/s/ DOUGLAS S. LAND Douglas S. Land	Director	March 29, 2000
John A. Stanley	Director	March 29, 2000
William Brooks	Director	March 29, 2000
/s/ RONALD K. MACHTLEY Ronald K. Machtley	Director	March 29, 2000

EXHIBIT INDEX

Exhibit
No.		Description

3.1	*	Restated Articles of Incorporation of the Company, as amended.
3.2	*	Bylaws of the Company.
4.1	*	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.2	*	Specimen Stock Certificate.
21.1		Subsidiaries of Registrant. (Filed Herein)
23.1		Consent of Arthur Andersen LLP. (Filed Herein)
23.2		Consent of KPMG Peat Marwick LLP. (Filed Herein)
23.3		Consent of Deloitte & Touche LLP. (Filed Herein)
27.1		Financial Data Schedule.(Filed Herein)