Form 10-Q
period 2000-03-31
COMPLETE BUSINESS SOLUTIONS INC
filed 2000-05-15
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

No Par Value

(Class of Common Stock)
36,444,842
(Outstanding as of May 12, 2000)

Exhibit Index

COMPLETE BUSINESS SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2000	1999

	(Dollars in thousands)
	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$81,462	$90,551

Accounts receivable, net	94,967	93,182

Revenue earned in excess of billings, net	20,053	18,152

Deferred and refundable income taxes	5,253	5,253

Prepaid expenses and other	6,184	4,296

Total current assets	207,919	211,434

Property and equipment, net	30,166	30,096

Computer software, net	5,615	5,936

Goodwill, net	24,976	25,209

Other assets, net	12,062	5,146

Total assets	$280,738	$277,821

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,597	$8,849

Accrued payroll and related costs	21,886	26,511

Other accrued liabilities	1,553	2,799

Deferred revenue	988	982

Total current liabilities	33,024	39,141

Deferred taxes	2,095	2,095

Other liabilities	156	168
Commitments and contingencies

Shareholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common stock, no par value, 200,000,000 shares authorized, 37,807,012 and 37,494,446 shares issued and outstanding as of March 31, 2000 and December 31, 1999, respectively	—	—

Additional paid-in capital	186,006	182,816

Retained earnings	65,720	60,709

Stock subscriptions receivable	(3,983)	(5,599)

Other comprehensive income (loss)	(2,280)	(1,509)

Total shareholders’ equity	245,463	236,417

Total liabilities and shareholders’ equity	$280,738	$277,821

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2000	1999

	(In thousands, except per
	share data)
	(Unaudited)

Revenues	$112,246	$112,027

Cost of revenues:

Salaries, wages and employee benefits	64,857	59,837

Contractual services	9,472	7,723

Project travel and relocation	4,674	4,770

Depreciation and amortization	1,258	896

Total cost of revenues	80,261	73,226

Gross profit	31,985	38,801

Selling, general and administrative expenses	25,225	24,231

Income from operations	6,760	14,570

Other expense (income)	(866)	(1,040)

Income before provision for income taxes	7,626	15,610

Provision for income taxes	2,615	5,375

Net income	5,011	10,235

Basic earnings per share — Weighted-average shares outstanding	37,781	36,363

Basic earnings per share	$0.13	$0.28

Diluted earnings per share — Weighted-average shares outstanding	37,781	36,363

Diluted effect of stock options	1,282	1,593

Diluted weighted average shares outstanding	39,063	37,956

Diluted earnings per share	$0.13	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2000	1999

	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:

Net income	$5,011	$10,235

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	2,991	2,514

Provision for doubtful accounts	317	322
Change in assets and liabilities —

Accounts receivable	(4,002)	(17,871)

Prepaid expenses and other assets	(3,074)	(1,202)

Accounts payable, accrued payroll and related costs and other liabilities	(6,125)	(2,865)

Deferred revenue	(6)	(1,801)

Net cash used in operating activities	(4,888)	(10,668)

Cash flows from investing activities:

Investment in property, equipment and other	(1,869)	(3,655)

Investment in computer software	(638)	(1,828)

Investments in affiliates and other	(6,500)	(2,000)

Payment for purchase of assets, net of cash acquired	—	(3,593)

Net cash used in investing activities	(9,007)	(11,076)

Cash flows from financing activities:

Net proceeds from issuance of common stock	600	62,752

Net proceeds from exercise of stock options and other, net	4,206	3,085

Net cash provided by financing activities	4,806	65,837

Effect of exchange rate changes on cash	—	1

Increase (decrease) in cash and cash equivalents	(9,089)	44,094

Cash and cash equivalents at beginning of period	90,551	60,732

Cash and cash equivalents at end of period	$81,462	$104,826

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Income taxes	$1,122	$6,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)
(Unaudited)

1. Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. and subsidiaries (CBSI) as of March 31, 2000, the results of its operations for the three month periods ended March 31, 2000 and 1999, and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in CBSI’s 1999 Form 10-K.

      The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 2000.

2. Income Taxes

      CBSI has provided federal and state income taxes in the condensed consolidated statements of income based on the anticipated effective tax rate for fiscal years 2000 and 1999.

3. Common Stock Repurchase Program

      In August 1999, CBSI’s board of directors authorized the repurchase of up to 2,000,000 shares of CBSI’s Common Stock over a twenty-four month period. Through December 31, 1999, CBSI repurchased 354,000 shares of its Common Stock, for cash, at a total cost of $5,213. During the quarter ended March 31, 2000, there were no repurchases of Common Stock.

      In May 2000, CBSI’s board of directors authorized the additional repurchase of up to 5,000,000 shares of CBSI’s Common Stock.

4. Subsequent Event

      On March 17, 2000, the Company entered into an agreement with a fund managed by Clayton, Dubilier & Rice, Inc. (CDR) whereby CDR will purchase, in two transactions, from the Company 200,000 shares of convertible Preferred Stock for $200,000 and will be issued warrants to purchase 5,300,000 shares of the Company’s Common Stock. The first transaction closed on April 20, 2000.

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

      Upon closing of the transactions, the proceeds will be allocated to the convertible Preferred Stock and the warrants based on their relative fair values, with the convertible Preferred Stock classified outside of stockholders’ equity and the warrants as additional paid-in capital on the consolidated balance sheet. Any difference between the fair value allocated to the convertible Preferred Stock and the fair value of the Company’s Common Stock is considered a beneficial conversion feature. The beneficial conversion feature, which does not affect net income, will be accounted for as a dividend on the convertible Preferred Stock in the period it is issued and as a reduction of income available to common shareholders in the computation of basic and fully diluted earnings per share.

      The Company also entered into an agreement with CDR whereby CDR will provide the Company financial and management advisory services.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with CBSI’s condensed consolidated financial statements and notes thereto included in this Form 10-Q. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect,” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include our failure to recruit and retain IT professionals, risks related to our merger, acquisition and strategic investment strategy, variability of our quarterly operating results, governmental regulation of immigration, potential cost overruns on fixed-price projects, increasing significance of non-U.S. operations, exposure to regulatory, political and economic conditions in India, competition in the IT services industry, short-term and termination provisions of contracts, failure to properly manage growth, possible write-off of computer software development costs, limited protection of intellectual property rights, and potential liability to clients and other risks as more fully discussed in our 1999 Form 10-K.

Results of Operations

      Revenues.  CBSI’s revenues increased slightly to $112.2 million for the three month period ended March 31, 2000 from $112 million for the same period in 1999. The completion of Y2K projects in the fourth quarter of fiscal year 1999 and the Y2K-induced industry slowdown has and will continue to temporarily decrease our growth rate and margins as we transition our services to high-margin services, including emerging technology services. For the three month period ended March 31, 2000, approximately 80% of CBSI’s revenues were generated from existing customers.

      Gross Profit.  Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased approximately 17.6% to $32.0 million for the three month period ended March 31, 2000 from $38.8 million for the same period in 1999. Gross profit as a percentage of revenues decreased to approximately 28.5% for the three month period ended March 31, 2000 from approximately 34.6% for the same period in 1999. This decrease is primarily attributable to decreases in utilization resulting from the continuing transition to emerging technology services, including e-business services.

      Selling, General and Administrative.  Selling, general and administrative expenses consists primarily of costs associated with CBSI’s direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative increased approximately 4.1% to $25.2 million for the three month period ended March 31, 2000 from $24.2 million for the same period in 1999. As a percentage of revenues, selling, general and administrative expenses increased to 22.4% for the three month period ended March 31, 2000 from 21.6% for the same period in 1999. This increase resulted from the continued expansion of CBSI’s direct selling and marketing effort, further enhancement of the infrastructure, and other general overhead cost increases.

      Other Expense (Income).  Other expense (income) represents interest earned on cash and cash equivalents. Other income for the three month period ended March 31, 2000 was $0.9 million, as compared to $1.0 million for the three month period ended March 31, 1999. This change is primarily due to the decrease in cash and cash equivalents.

Liquidity and Capital Resources

      CBSI generally funds its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under CBSI’s revolving credit facilities with a commercial bank. CBSI’s cash used in operations was $4.9 million for the three month period ended March 31, 2000 compared to cash used in by operations of $10.7 million for the three month period ended March 31, 1999.

      The principal use of cash for investing activities during the three month periods ended March 31, 2000 and 1999 was for the purchase of property and equipment primarily as part of the development and enhancement of CBSI’s offshore software development centers, the investment in internally developed computer software, and other strategic investments.

      To facilitate future cash flow needs, CBSI has an arrangement with a commercial bank where CBSI may borrow an amount not to exceed $21 million with interest at the bank’s prime interest rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI.

      Net cash provided by financing activities for the three month period ended March 31, 1999 of $65.8 million was primarily due to CBSI realizing net proceeds of approximately $60 million from the issuance of common stock in February 1999 during a follow-on Common Stock offering.

      The offshore development centers’ operations of CBSI accounted for approximately 6% of CBSI’s total revenues during the three month period ended March 31, 2000. Most of the CBSI’s revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the three month period ended March 31, 2000 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

      Inflation did not have a material impact on CBSI’s revenues or income from operations during the three month period ended March 31, 2000.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Number	Exhibit

(10)	Material Contracts
(11)	Computation of Earnings per share
(27)	Financial Data Schedule

(b)  Reports on Form 8-K

      On March 17, 2000, CBSI filed a Form 8-K with the Securities and Exchange Commission announcing that it had reached an agreement with Clayton, Dubilier & Rice, Inc. (CD&R) whereby CD&R will provide $200 million of growth capital and ongoing management advice to CBSI in exchange for shares of Convertible Preferred Stock.

      On April 24, 2000, CBSI filed a Form 8-K with the Securities and Exchange Commission announcing it had received the initial investment of growth capital from CD&R. In conjunction with the initial investment, Ned Lautenbach, Kevin Conway and David Wasserman, each a principal of CD&R, were appointed to the CBSI Board of Directors. In addition, the Board of Directors accepted the resignation of Timothy S. Manney from the Board of Directors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE BUSINESS SOLUTIONS, INC.

By:	/s/ RAJENDRA B. VATTIKUTI

Rajendra B. Vattikuti
President and Chief Executive Officer

/s/ TIMOTHY S. MANNEY

Timothy S. Manney
Executive Vice President of Finance and
Administration, Treasurer and Director
(Principal Financial and
Accounting Officer)

Dated: May 15, 2000

Exhibit Index

Exhibit No.	Description

10.1	Consulting Agreement
10.2	Employment Agreement
10.3	Stock Purchase Agreement
11	Computation of Earnings per Share
27	Financial Data Schedule