Form 10-Q
period 2000-06-30
COMPLETE BUSINESS SOLUTIONS INC
filed 2000-08-15
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

No Par Value

(Class of Common Stock)
34,445,057
(Outstanding as of August 10, 2000)

COMPLETE BUSINESS SOLUTIONS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2000	1999

	(Dollars in thousands)

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$97,651	$91,236

Accounts receivable, net	101,455	85,506

Revenue earned in excess of billings, net	23,696	18,152

Deferred and refundable income taxes	5,253	5,253

Net current assets of discontinued operations	—	430

Prepaid expenses and other	10,361	4,182

Total current assets	238,416	204,759

Property and equipment, net	31,301	29,836

Computer software, net	5,296	5,936

Goodwill, net	26,157	25,209

Other assets	21,998	11,292

Net assets of discontinued operations	835	356

Total assets	$324,003	$277,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$10,707	$8,432

Accrued payroll and related costs	25,247	26,510

Deferred revenue	741	982

Other accrued liabilities	6,655	2,784

Net current liabilities of discontinued operations	1,114	—

Total current liabilities	44,464	38,808

Other liabilities	2,234	2,263
Commitments and contingencies

Convertible redeemable preferred stock, no par value, 200,000 shares authorized, 100,000 and 0 shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively	69,522	—

Shareholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common stock, no par value, 200,000,000 shares authorized, 35,173,898 and 37,494,446 shares issued and outstanding as of June 30, 2000 and December 31, 1999, respectively	—	—

Additional paid-in capital	174,047	182,816

Retained earnings	40,029	60,709

Stock subscriptions receivable	(3,704)	(5,599)

Cumulative translation adjustment	(2,589)	(1,509)

Total shareholders’ equity	207,783	236,417

Total liabilities and shareholders’ equity	$324,003	$277,388

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(In thousands, except per share data)
	(Unaudited)

Revenues	$105,831	$116,382	$207,552	$225,999

Cost of revenues:

Salaries, wages and employee benefits	65,010	63,272	124,548	121,885

Contractual services	7,422	6,706	12,743	13,735

Project travel and relocation	4,631	4,560	9,317	9,329

Depreciation and amortization	1,269	1,037	2,527	1,933

Total cost of revenues	78,332	75,575	149,135	146,882

Gross profit	27,499	40,807	58,417	79,117

Selling, general and administrative expenses	24,799	25,352	48,124	49,085

Restructuring, merger and other costs	5,498	5,367	5,498	5,367

Income (loss) from operations	(2,798)	10,088	4,795	24,665

Interest expense (income)	(1,264)	(1,037)	(2,130)	(2,077)

Income (loss) before provision for income taxes	(1,534)	11,125	6,925	26,742

Provision (benefit) for income taxes	(35)	3,849	2,889	9,227

Net income (loss) from continuing operations	(1,499)	7,276	4,036	17,515

Loss from discontinued operations, net of income taxes	(541)	(15)	(1,065)	(19)

Net income (loss)	(2,040)	7,261	2,971	17,496

Beneficial conversion feature	23,651	—	23,651	—

Convertible redeemable preferred stock dividends	534	—	534	—

Net income (loss) available for common shareholders	$(26,225)	$7,261	$(21,214)	$17,496

Basic earnings (loss) per share —

Weighted average shares outstanding	36,423	37,505	37,379	36,950

Basic earnings (loss) per share from continuing operations	$(0.04)	$0.19	$0.11	$0.47

Basic loss per share from discontinued operations	(0.02)	—	(0.03)	—

Basic loss per share from beneficial conversion feature and dividends	(0.66)	—	(0.65)	—

Basic earnings (loss) per share	$(0.72)	$0.19	$(0.57)	$0.47

Diluted earnings (loss) per share —

Weighted average shares outstanding	36,423	37,505	37,379	36,950

Dilutive effect of stock options	—	802	—	1,171

Diluted weighted average shares outstanding	36,423	38,307	37,379	38,121

Diluted earnings (loss) per share from continuing operations	$(0.04)	$0.19	$0.11	$0.46

Diluted earnings (loss) per share from discontinued operations	(0.02)	—	(0.03)	—

Diluted earnings (loss) per share from beneficial conversion feature and dividends	(0.66)	—	(0.65)	—

Diluted earnings (loss) per share	$(0.72)	$0.19	$(0.57)	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2000	1999

	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:

Net income	$2,971	$17,496

Adjustments to reconcile net income to net cash used in operating activities from continuing operations:

Loss from discontinued operations	1,065	19

Depreciation and amortization	6,052	4,991

Provision for doubtful accounts	585	650
Change in assets and liabilities —

Accounts receivable	(22,078)	(19,979)

Prepaid expenses and other assets	(5,919)	(144)

Accounts payable, accrued payroll and related costs and other liabilities	1,947	(8,726)

Deferred revenue	(270)	(2,348)

Net cash used in operating activities of continuing operations	(15,647)	(8,041)

Cash flows from investing activities:

Investment in property, equipment and other	(5,854)	(7,631)

Investment in computer software	(1,488)	(2,581)

Investments in affiliates and other	(7,807)	(2,000)

Payment for purchase of assets, net of cash acquired	(1,320)	(18,593)

Net cash used in investing activities of continuing operations	(16,469)	(30,805)

Cash flows from financing activities:

Net proceeds from issuance of common stock	600	60,277

Net proceeds from issuance of convertible redeemable preferred stock	87,990	—

Repurchases of common stock	(52,157)	—

Net proceeds from exercise of stock options and other, net	5,257	4,148

Net cash provided by financing activities of continuing operations	41,690	64,425

Cash used in discontinued operations and effect of exchange rate changes on cash	(3,159)	(1,919)

Increase in cash and cash equivalents	6,415	23,660

Cash and cash equivalents at beginning of period	91,236	60,732

Cash and cash equivalents at end of period	$97,651	$84,392

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Income taxes	$3,935	$15,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1. Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. and subsidiaries (CBSI) as of June 30, 2000, the results of its operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in CBSI’s 1999 Form 10-K.

      The results of operations for the three and six month periods ended, June 30, 2000 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 2000.

2. Income Tax

      CBSI has provided federal and state income taxes in the condensed consolidated statements of income based on the anticipated effective tax rate for fiscal years 2000 and 1999.

3. Common Stock Repurchase Program

      In August 1999, CBSI’s board of directors authorized the repurchase of up to 2,000,000 shares of CBSI’s Common Stock over a twenty-four month period. In May 2000, CBSI’s board of directors authorized the repurchase of up to an additional 5,000,000 shares of CBSI’s Common Stock. Through December 31, 1999, CBSI repurchased 354,000 shares of its Common Stock, for cash, at a total cost of $5,213. During the six month period ended June 30, 2000, CBSI repurchased 2,684,500 shares of its Common Stock, for cash, at a total cost of $52,157.

4. Convertible Redeemable Preferred Stock

      On March 17, 2000, CBSI entered into an agreement with a fund managed by Clayton, Dubilier & Rice, Inc. (CDR) whereby CDR will purchase, in two transactions, from CBSI 200,000 shares of Convertible Redeemable Preferred Stock for $200,000 and will be issued warrants to purchase 5,300,000 shares of CBSI’s Common Stock. The first transaction, which consisted of the purchase of 100,000 shares of Convertible Redeemable Preferred Stock for $100,000 and the issuance of seven year warrants to purchase 3,000,000 shares of CBSI’s Common Stock at $25 per share, closed on April 20, 2000. The second transaction closed on July 28, 2000.

      The Convertible Redeemable Preferred Stock is convertible into CBSI Common Stock at any time subsequent to issuance at a price of $23 per share, subject to certain adjustments, and may be redeemed, at CDR’s option, if not converted within ten years of the date of issuance. The warrants consist of seven-year warrants to purchase 3,500,000 shares at $25 per share and ten-year warrants to purchase 1,800,000 shares at $31 per share. All of the warrants become exercisable upon the earlier of the third anniversary of the date of issuance or CBSI’s stock price exceeding a predetermined price for twenty consecutive trading days.

      Upon closing of the first transaction, the proceeds were allocated to the Convertible Redeemable Preferred Stock and the warrants based on their relative fair values, with the Convertible Redeemable Preferred Stock classified outside of stockholders’ equity and the warrants as additional paid-in capital on the consolidated balance sheet. The difference between the fair value allocated to the Convertible Redeemable Preferred Stock and the fair value of CBSI’s Common Stock is considered a beneficial conversion feature. The beneficial conversion feature, which does not affect net income (loss), was accounted for as a dividend on the Convertible Redeemable Preferred Stock in the period it is issued and as a reduction of income (loss) available to common shareholders in the computation of basic and fully diluted earnings per share, where applicable. The closing of the second transaction will be accounted for in the same manner in the third quarter of 2000.

      CBSI also entered into an agreement with CDR whereby CDR will provide CBSI financial and management advisory services.

5. Restructuring, Merger and Other Costs

      During 2000, CBSI incurred approximately $5,498 in costs for severance and certain non-recurring employee costs related to CBSI’s organizational restructuring. The charge related to approximately 50 employees in CBSI’s European operations and U.S. Management. The majority of these costs have been paid by June 30, 2000 and no adjustments have been made to the liability. During 1999, CBSI incurred approximately $5,367 for certain non-capitalizable merger and other costs, including lease termination and severance, related to the acquisition of E-Business Solutions.com, Inc.

6. Discontinued Operations

      In June 2000, the CBSI’s board of directors adopted a plan to sell, at a gain, the operations of its contract programming services subsidiary, Synova, Inc. (Synova). The sale is anticipated to be consummated before the end of fiscal 2000. Accordingly, the condensed consolidated financial statements of CBSI have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of applicable income taxes, as “Loss from discontinued operations” in the accompanying condensed consolidated statements of income for all periods presented. The net current assets or liabilities, and the net long-term assets of Synova as of June 30, 2000 and December 31, 1999, have been presented separately on the accompanying condensed consolidated balance sheets. The net cash flows of Synova have been included in “Cash used in discontinued operations and effect of exchange rate changes on cash” in the accompanying condensed consolidated statement of cash flows.

      Summarized financial information for the discontinued operations of Synova are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues	$12,521	$3,236	$23,046	$5,646

Loss before provision for income taxes	(859)	(24)	(1,691)	(31)

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

Results of Continuing Operations

      Revenues.  CBSI’s revenues from continuing operations decreased approximately 9.1% to $105.8 million for the three month period ended June 30, 2000 from $116.4 million for the same period in 1999. Revenue from continuing operations decreased approximately 8.2% to $207.6 for the six month period ended June 30, 2000 from $226 million for the same period in 1999. This decline in revenues is primarily due to the Y2K-induced industry slowdown and a 4% decrease in CBSI’s IT professional workforce during the six month period ended June 30, 2000. For the third and fourth quarters of fiscal 2000, management expects to see only modest revenue growth and combined with margin pressure and increased investment in repositioning initiatives, management expects short-term earnings to remain depressed.

      Gross Profit.  Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased approximately 32.6% to $27.5 million for the three month period ended June 30, 2000 from $40.8 million for the same period in 1999, and approximately 26.2% to $58.4 million for the six month period ended June 30, 2000 from $79.1 million for the same period in 1999. Gross profit as a percentage of revenues decreased to approximately 26% for the three month period ended June 30, 2000 from 35% for the same period in 1999. For the six month period ended June 30, 2000, gross profit margin as a percentage of revenue decreased to approximately 28% from 35% for the same period in 1999. This decrease is due to CBSI’s increased level of investment in training and development of its IT professionals in connection with its e-business expansion strategy, and decreased utilization rates.

      Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of costs associated with CBSI’s direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased approximately 2.2% to $24.8 million for the three month period ended June 30, 2000 from $25.4 million for the same period in 1999 and approximately 2.0% to $48.1 million for the six month period ended June 30, 2000 from $49.1 million for the same period in 1999. As a percentage of revenues, selling, general and administrative expenses increased to 23.4% for the three month period ended June 30, 2000 from 21.8% for the same period in 1999 and to 23.2% for the six month period ended June 30, 2000 from 21.7% for the same period in 1999. This increase is primarily due to the decrease in revenues.

      Interest Expense (Income).  Interest expense (income) represents interest earned on cash equivalents net of interest expense on borrowings. Interest income for the three month period ended June 30, 2000 was $1.3 million compared to $1.0 million for the same period in 1999. The increase is due primarily to the investment of funds received in April 2000 in connection with the issuance of Convertible Redeemable Preferred Stock.

Liquidity and Capital Resources

      CBSI generally funds its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under CBSI’s revolving credit facilities with a commercial bank. CBSI’s cash used in continuing operations was $15.6 million for the six month period ended June 30, 2000 compared to $8.0 million for the same period in 1999. The increase in cash used in operations is primarily due to an increase in the accounts receivable days sales outstanding.

      The principal use of cash for investing activities of continuing operations during the six month period ended June 30, 2000 was for the purchase of property and equipment primarily as part of the development and enhancement of CBSI’s e-centers and offshore software development centers, the investment in internally developed computer software, and other strategic investments.

      To facilitate future cash flow needs, CBSI has an arrangement with a commercial bank where CBSI may borrow an amount not to exceed $30 million with interest at the bank’s prime interest rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI.

      Net cash provided by financing activities of continuing operations for the six month period ended June 30, 2000 of $41.7 million was primarily due to CBSI realizing net proceeds of approximately $88 million in connection with the issuance of 100,000 shares of Convertible Redeemable Preferred Stock, offset by the $52.2 million cost of repurchasing CBSI Common Stock. Net cash provided by financing activities of continuing operations for the six month period ended June 30, 1999 of $64.4 million was primarily due to CBSI realizing net proceeds of approximately $60.3 million from the issuance of Common Stock in February 1999 during a follow-on Common Stock offering.

      The offshore development centers’ operations of CBSI accounted for approximately 7% of CBSI’s total revenues during the six month period ended June 30, 2000. Most of CBSI’s revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the six month period ended June 30, 2000 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

      Inflation did not have a material impact on CBSI’s revenues or income from operations during the six month period ended June 30, 2000.

Other

      Convertible Redeemable Preferred Stock.  On March 17, 2000, CBSI entered into an agreement with a fund managed by Clayton, Dubilier & Rice, Inc. (CDR) whereby CDR will purchase, in two transactions, from CBSI 200,000 shares of Convertible Redeemable Preferred Stock for $200,000 and will be issued warrants to purchase 5,300,000 shares of CBSI’s Common Stock. The first transaction, which consisted of the purchase of 100,000 shares of Convertible Redeemable Preferred Stock for $100,000 and the issuance of seven year warrants to purchase 3,000,000 shares of CBSI’s Common Stock at $25 per share, closed on April 20, 2000. The second transaction closed on July 28, 2000.

      The Convertible Redeemable Preferred Stock is convertible into CBSI Common Stock at any time subsequent to issuance at a price of $23 per share, subject to certain adjustments, and may be redeemed, at CDR’s option, if not converted within ten years of the date of issuance. The warrants consist of seven-year warrants to purchase 3,500,000 shares at $25 per share and ten-year warrants to purchase 1,800,000 shares at $31 per share. All of the warrants become exercisable upon the earlier of the third anniversary of the date of issuance or CBSI’s stock price exceeding a predetermined price for twenty consecutive trading days.

      Upon closing of the first transaction, the proceeds were allocated to the Convertible Redeemable Preferred Stock and the warrants based on their relative fair values, with the Convertible Redeemable Preferred Stock classified outside of stockholders’ equity and the warrants as additional paid-in capital on the consolidated balance sheet. The difference between the fair value allocated to the Convertible Redeemable Preferred Stock and the fair value of CBSI’s Common Stock is considered a beneficial conversion feature. The beneficial conversion feature which does not affect net income (loss) was accounted for as a dividend on the Convertible Redeemable Preferred Stock in the period it is issued and as a reduction of income (loss) available to common shareholders in the computation of basic and fully diluted earnings per share, where applicable. The closing of the second transaction will be accounted for in the same manner in the third quarter of 2000.

      CBSI also entered into an agreement with CDR whereby CDR will provide CBSI financial and management advisory services.

      Restructuring, Merger and Other Costs.  During 2000, CBSI incurred approximately $5,498 in costs for severance and certain non-recurring employee costs related to CBSI’s organizational restructuring. The charge related to approximately 50 employees in CBSI’s European operations and U.S. Management. The majority of these costs have been paid by June 30, 2000 and no adjustments have been made to the liability. During 1999, CBSI incurred approximately $5,367 for certain non-capitalizable merger and other costs, including lease termination and severance, related to the acquisition of E-Business Solutions.com, Inc.

      Discontinued Operations.  In June 2000, the CBSI’s board of directors adopted a plan to sell, at a gain, the operations of its contract programming services subsidiary, Synova, Inc. (Synova). The sale is anticipated to be consummated before the end of fiscal 2000. Accordingly, the condensed consolidated financial statements of CBSI have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of applicable income taxes, as “Loss from discontinued operations” in the accompanying condensed consolidated statements of operations for all periods presented. The net current assets or liabilities, and the net long-term assets of Synova as of June 30, 2000 and December 31, 1999, have been presented separately on the accompanying condensed consolidated balance sheets. The net cash flows of Synova have been included in “Cash used in discontinued operations and effect of exchange rate changes on cash” in the accompanying condensed consolidated statement of cash flows.

Recently Issued Financial Accounting Standards

      Staff Accounting Bulletin No. 101, “Revenue Recognition” was issued in December 1999, and later amended in June 2000. CBSI will be required to adopt the new Staff Accounting Bulletin by the fourth quarter of the year ended December 31, 2000. This bulletin clarifies the SEC’s views on revenue recognition. CBSI is in the process of assessing the impact of the bulletin and will adopt this bulletin in the fourth quarter of fiscal year 2000.

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

COMPLETE BUSINESS SOLUTIONS, INC.

By:	/s/ MICHAEL W. BEALMEAR

Michael W. Bealmear
President and Chief Executive Officer

/s/ TIMOTHY S. MANNEY

Timothy S. Manney
Executive Vice President of Finance and
Administration and Treasurer
(Principal Financial and
Accounting Officer)

Dated: August 14, 2000