Form 10-Q
period 2000-09-30
COMPLETE BUSINESS SOLUTIONS INC
filed 2000-11-14
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value	31,400,972
(Class of Common Stock)	(Outstanding as of October 31, 2000)

COMPLETE BUSINESS SOLUTIONS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2000	1999

	(Dollars in thousands)

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$160,103	$91,236

Accounts receivable, net	87,120	85,506

Revenue earned in excess of billings, net	27,714	18,152

Deferred and refundable income taxes	5,253	5,253

Prepaid expenses and other	7,045	4,612

Total current assets	287,235	204,759

Property and equipment, net	33,323	29,836

Computer software, net	5,660	5,936

Goodwill, net	25,815	25,209

Other assets	19,516	11,648

Total assets	$371,549	$277,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$9,073	$8,432

Accrued payroll and related costs	23,825	26,510

Deferred revenue	1,439	982

Other accrued liabilities	4,930	2,784

Total current liabilities	39,267	38,708

Other liabilities	2,201	2,263
Commitments and contingencies

Convertible redeemable preferred stock, no par value, 200,000 shares authorized, 200,000 and 0 shares issued and outstanding as of September 30, 2000 and December 31, 1999, respectively	154,588	—

Shareholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—

Common stock, no par value, 200,000,000 shares authorized, 32,080,746 and 37,494,446 shares issued and outstanding as of September 30, 2000 and December 31, 1999, respectively	—	—

Additional paid-in capital	146,962	182,816

Retained earnings	35,193	60,709

Stock subscriptions receivable	(3,786)	(5,599)

Cumulative translation adjustment	(2,876)	(1,509)

Total shareholders’ equity	175,493	236,417

Total liabilities and shareholders’ equity	$371,549	$277,388

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(In thousands, except per share data)
	(Unaudited)

Revenues	$105,641	$113,906	$313,193	$339,905

Cost of revenues:

Salaries, wages and employee benefits	67,466	63,826	192,014	185,711

Contractual services	6,030	6,421	18,773	20,156

Project travel and relocation	4,634	5,547	13,951	14,876

Depreciation and amortization	740	1,095	3,267	3,028

Total cost of revenues	78,870	76,889	228,005	223,771

Gross profit	26,771	37,017	85,188	116,134

Selling, general and administrative expenses	43,188	24,911	91,312	73,996

Restructuring, merger and other costs	—	—	5,498	5,367

Income (loss) from operations	(16,417)	12,106	(11,622)	36,771

Interest income	(2,036)	(787)	(4,166)	(2,864)

Income (loss) before provision for income taxes	(14,381)	12,893	(7,456)	39,635

Provision (benefit) for income taxes	(5,036)	4,903	(2,147)	14,130

Net income (loss) from continuing operations	(9,345)	7,990	(5,309)	25,505

Gain (Loss) from discontinued operations, net of income taxes	(627)	254	(1,692)	235

Gain on sale of discontinued operations, net of income taxes	6,072	—	6,072	—

Net income (loss)	(3,900)	8,244	(929)	25,740

Beneficial conversion feature	—	—	23,651	—

Convertible redeemable preferred stock dividends	936	—	1,470	—

Net income (loss) available for common shareholders	$(4,836)	$8,244	$(26,050)	$25,740

Basic earnings (loss) per share —

Weighted average shares outstanding	33,949	37,593	35,244	37,157

Basic earnings (loss) per share from continuing operations	$(0.27)	$0.21	$(0.15)	$0.68

Basic earnings (loss) per share from discontinued operations	(0.02)	0.01	(0.05)	0.01

Basic earnings per share from gain on sale	0.18	—	0.17	—

Basic loss per share from beneficial conversion feature and dividends	(0.03)	—	(0.71)	—

Basic earnings (loss) per share	$(0.14)	$0.22	$(0.74)	$0.69

Diluted earnings (loss) per share —

Weighted average shares outstanding	33,949	37,593	35,244	37,157

Dilutive effect of stock options	—	576	—	994

Diluted weighted average shares outstanding	33,949	38,169	35,244	38,151

Diluted earnings (loss) per share from continuing operations	$(0.27)	$0.21	$(0.15)	$0.66

Diluted earnings (loss) per share from discontinued operations	(0.02)	0.01	(0.05)	0.01

Diluted earnings per share from gain on sale	0.18	—	0.17	—

Diluted loss per share from beneficial conversion feature and dividends	(0.03)	—	(0.71)	—

Diluted earnings (loss) per share	$(0.14)	$0.22	$(0.74)	$0.67

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2000	1999

	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities:

Net income (loss)	$(929)	$25,740

Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:

Loss from discontinued operations	1,692	(235)

Gain on sale of discontinued operations	(10,106)	—

Depreciation and amortization	9,213	7,747

Write down of accounts receivable and provision for doubtful accounts	15,852	1,016
Change in assets and liabilities —

Accounts receivable and revenue earned in excess, net	(23,078)	(26,309)

Prepaid expenses and other assets	(3,654)	(3,489)

Accounts payable, accrued payroll and related costs and other liabilities	(3,951)	(13,769)

Deferred revenue	395	(1,972)

Net cash used in operating activities of continuing operations	(14,566)	(11,271)

Cash flows from investing activities:

Investment in property, equipment and other	(8,454)	(11,389)

Investment in computer software	(3,112)	(4,804)

Investments in affiliates and other	(10,143)	(2,000)

Payment for purchase of assets, net of cash acquired	(1,320)	(17,998)

Net cash used in investing activities of continuing operations	(23,029)	(36,191)

Cash flows from financing activities:

Net proceeds from issuance of common stock	1,151	61,185

Net proceeds from issuance of convertible redeemable preferred stock	187,138	—

Repurchases of common stock	(85,236)	(3,536)

Net proceeds from exercise of stock options and other	5,345	6,802

Net cash provided by financing activities of continuing operations	108,398	64,451

Cash used in discontinued operations and effect of exchange rate changes on cash	(1,936)	221

Increase in cash and cash equivalents	68,867	17,210

Cash and cash equivalents at beginning of period	91,236	60,732

Cash and cash equivalents at end of period	$160,103	$77,942

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Income taxes	$4,423	$16,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1. Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. and subsidiaries (CBSI) as of September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in CBSI’s 1999 Form 10-K.

      The results of operations for the three and nine month periods ended, September 30, 2000 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 2000.

2. Income Tax

      CBSI has provided federal and state income taxes in the condensed consolidated statements of income based on the anticipated effective tax rate for fiscal years 2000 and 1999.

3. Common Stock Repurchase Program

      In August 1999, CBSI’s board of directors authorized the repurchase of up to 2,000,000 shares of CBSI’s Common Stock over a twenty-four month period. In May 2000, CBSI’s board of directors authorized the repurchase of up to an additional 5,000,000 shares of CBSI’s Common Stock. Through December 31, 1999, CBSI repurchased 354,000 shares of its Common Stock, for cash, at a total cost of $5,213. During the nine month period ended September 30, 2000, CBSI repurchased 5,141,000 shares of its Common Stock, for cash, at a total cost of $85,236.

      In October 2000, CBSI’s board of directors authorized the repurchase of up to an additional 1,000,000 shares of CBSI’s Common Stock.

      On November 13, 2000, CBSI’s board of directors authorized the repurchase of up to an additional 4,000,000 shares of CBSI’s Common Stock.

4. Convertible Redeemable Preferred Stock

      On March 17, 2000, CBSI entered into an agreement with funds managed by Clayton, Dubilier & Rice, Inc. (CDR) whereby CDR would purchase, in two transactions, from CBSI 200,000 shares of Convertible Redeemable Preferred Stock for $200,000 and will be issued warrants to purchase 5,300,000 shares of CBSI’s Common Stock. The first transaction, which consisted of the purchase of 100,000 shares of Convertible Redeemable Preferred Stock for $100,000 and the issuance of seven year warrants to purchase 3,000,000 shares of CBSI’s Common Stock at $25 per share, closed on April 20, 2000. The second transaction, which consisted of the purchase of 100,000 shares of Convertible Redeemable Preferred Stock for $100,000, the issuance of seven year warrants to purchase 500,000 shares of CBSI’s Common Stock at $25 per share, and the issuance of ten year warrants to purchase 1,800,000 shares of CBSI’s Common Stock at $31 per share, closed on July 28, 2000.

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

      Upon closing of each transaction, the proceeds were allocated to Convertible Redeemable Preferred Stock and the warrants based on their relative fair values, with the Convertible Redeemable Preferred Stock classified outside of stockholders’ equity and the warrants as additional paid-in capital on the condensed consolidated balance sheet. The difference between the fair value allocated to the Convertible Redeemable Preferred Stock and the fair value of CBSI’s Common Stock, if any, is considered a beneficial conversion feature. The beneficial conversion feature, which does not affect net income (loss), was accounted for as a dividend on the Convertible Redeemable Preferred Stock in the period it is issued and as a reduction of income available to common shareholders in the computation of basic and fully diluted earnings per share, where applicable.

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

6. Discontinued Operations and Gain on Sale of Discontinued Operations

      In June 2000, the CBSI’s board of directors adopted a plan to sell the operations of its contract programming services subsidiary, Synova, Inc. (Synova). Accordingly, the condensed consolidated financial statements of CBSI have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of applicable income taxes, as “Loss from discontinued operations” in the accompanying condensed consolidated statements of operations for all periods presented. The net cash flows of Synova have been included in “Cash used in discontinued operations and effect of exchange rate changes on cash” in the accompanying condensed consolidated statement of cash flows.

      Summarized financial information for the discontinued operations of Synova are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues	$16,158	$5,301	$39,204	$10,947

Income (loss) before provision for income taxes	(994)	404	(2,685)	373

      On September 28, 2000, CBSI sold Synova to an affiliated entity in exchange for 750,000 shares of CBSI’s Common Stock held by the affiliated entity. As a result of this exchange, CBSI has recorded a gain on the sale of discontinued operations of $6,072, net of income taxes, in the accompanying condensed consolidated statements of operations.

7. Writedown of Accounts Receivable and Other

      During the three month period ended September 30, 2000, CBSI recorded a $15,000 charge primarily to write-down certain accounts receivables for dot.com companies which had become uncollectible, and to recognize lower valuations of investments in certain dot.com companies. This charge has been included in “selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

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

Results of Continuing Operations

      Revenues.  CBSI’s revenues from continuing operations decreased approximately 7.3% to $105.6 million for the three month period ended September 30, 2000 from $113.9 million for the same period in 1999. Revenue from continuing operations decreased approximately 7.9% to $313.2 for the nine month period ended September 30, 2000 from $339.9 million for the same period in 1999. This decline in revenues is primarily due to longer customer sales cycles brought on by the IT industry slowdown. For the fourth quarter of fiscal 2000, management expects to see only modest revenue growth and, combined with margin pressure and increased investment in repositioning initiatives, management expects short-term earnings to remain depressed.

      Gross Profit.  Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased approximately 27.7% to $26.8 million for the three month period ended September 30, 2000 from $37.0 million for the same period in 1999, and approximately 26.6% to $85.2 million for the nine month period ended September 30, 2000 from $116.1 million for the same period in 1999. Gross profit as a percentage of revenues decreased to approximately 25.3% for the three month period ended September 30, 2000 from 32.5% for the same period in 1999. For the nine month period ended September 30, 2000, gross profit margin as a percentage of revenue decreased to approximately 27.2% from 34.2% for the same period in 1999. This decrease is due to CBSI’s continuing investment in training and development of its IT professionals in connection with its e-business expansion strategy and decreased utilization rates.

      Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of costs associated with CBSI’s direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses increased approximately 73.4% to $43.2 million for the three month period ended September 30, 2000 from $24.9 million for the same period in 1999 and approximately 23.4% to $91.3 million for the nine month period ended September 30, 2000 from $74.0 million for the same period in 1999. As a percentage of revenues, selling, general and administrative expenses increased to 40.9% for the three month period ended September 30, 2000 from 21.9% for the same period in 1999 and to 29.2% for the nine month period ended September 30, 2000 from 21.8% for the same period in 1999. This increase is primarily due to CBSI’s decision to record a $15,000 charge primarily to write-down certain accounts receivable from dot-com companies which had become uncollectible and to recognize lower valuations of investments in certain dot-com companies. In addition, CBSI continues to make increasing infrastructure investments as it pursues a transformation and repositioning strategy.

      Interest Expense (Income).  Interest expense (income) represents interest earned on cash equivalents net of interest expense on borrowings. Interest income for the three month period ended September 30, 2000 was $2.0 million compared to $.8 million for the same period in 1999. The increase is due primarily to the investment of funds received in connection with the issuance of Convertible Redeemable Preferred Stock.

Liquidity and Capital Resources

      CBSI generally funds its operations and working capital needs through internally generated funds, periodically supplemented by borrowings under CBSI’s revolving credit facilities with a commercial bank. CBSI’s cash used in continuing operations was $14.6 million for the nine month period ended September 30, 2000 compared to $11.3 million for the same period in 1999. The increase in cash used in operations is primarily due to reduced gross profit margins, increased infrastructure investments, an increase in the accounts receivable days sales outstanding and an increase in revenue earned in excess.

      The principal use of cash for investing activities of continuing operations during the nine month period ended September 30, 2000 was for the purchase of property and equipment primarily as part of the development and enhancement of CBSI’s e-centers and offshore software development centers, the investment in internally developed computer software, and other strategic investments.

      To facilitate future cash flow needs, CBSI has an arrangement with a commercial bank where CBSI may borrow an amount not to exceed $30 million with interest at the bank’s prime interest rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of CBSI.

      Net cash provided by financing activities of continuing operations for the nine month period ended September 30, 2000 of $108.4 million was primarily due to CBSI realizing net proceeds of approximately $187.1 million in connection with the issuance of 200,000 shares of Convertible Redeemable Preferred Stock, offset by the $85.2 million cost of repurchasing CBSI Common Stock. Net cash provided by financing activities of continuing operations for the nine month period ended September 30, 1999 of $64.5 million was primarily due to CBSI realizing net proceeds of approximately $60.3 million from the issuance of Common Stock in February 1999 during a follow-on Common Stock offering.

      The offshore development centers’ operations of CBSI accounted for approximately 8% of CBSI’s total revenues during the three month period ended September 30, 2000. Most of CBSI’s revenues are billed in U.S. dollars. CBSI recognizes transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the nine month period ended September 30, 2000 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. CBSI does not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

      Inflation did not have a material impact on CBSI’s revenues or income from operations during the nine month period ended September 30, 2000.

Other

      Convertible Redeemable Preferred Stock.  On March 17, 2000, CBSI entered into an agreement with funds managed by Clayton, Dubilier & Rice, Inc. (CDR) whereby CDR would purchase, in two transactions, from CBSI 200,000 shares of Convertible Redeemable Preferred Stock for $200 million and will be issued warrants to purchase 5,300,000 shares of CBSI’s Common Stock. The first transaction, which consisted of the purchase of 100,000 shares of Convertible Redeemable Preferred Stock for $100 million and the issuance of seven year warrants to purchase 3,000,000 shares of CBSI’s Common Stock at $25 per share, closed on April 20, 2000. The second transaction, which consisted of the purchase of 100,000 shares of Convertible Redeemable Preferred Stock for $100 million, the issuance of seven year warrants to purchase 500,000 shares of CBSI’s common stock at $25 per share, and the issuance of ten year warrants to purchase 1,800,000 shares of CBSI’s common stock at $31 per share, closed on July 28, 2000.

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

      Upon closing of each transaction, the proceeds were allocated to the Convertible Redeemable Preferred Stock and the warrants based on their relative fair values, with the Convertible Redeemable Preferred Stock classified outside of stockholders’ equity and the warrants as additional paid-in capital on the condensed consolidated balance sheet. The difference between the fair value allocated to the Convertible Redeemable Preferred Stock and the fair value of CBSI’s Common Stock is considered a beneficial conversion feature. The beneficial conversion feature, which does not affect net income (loss), was accounted for as a dividend on the Convertible Redeemable Preferred Stock in the period it is issued and as a reduction of income available to common shareholders in the computation of basic and fully diluted earnings per share, where applicable.

      CBSI also entered into an agreement with CDR whereby CDR will provide CBSI financial and management advisory services.

      Restructuring, Merger and Other Costs.  During 2000, CBSI incurred approximately $5.5 million in costs for severance and certain non-recurring employee costs related to CBSI’s organizational restructuring. The charge related to approximately 50 employees in CBSI’s European operations and U.S. Management. The majority of these costs have been paid by September 30, 2000 and no adjustments have been made to the liability. During 1999, CBSI incurred approximately $5.4 million for certain non-capitalizable merger and other costs, including lease termination and severance, related to the acquisition of E-Business Solutions.com, Inc.

      Discontinued Operations.  In June 2000, the CBSI’s board of directors adopted a plan to sell the operations of its contract programming services subsidiary, Synova, Inc. (Synova). Accordingly, the condensed consolidated financial statements of CBSI have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of applicable income taxes, as “Loss from discontinued operations” in the accompanying condensed consolidated statements of operations for all periods presented. The net cash flows of Synova have been included in “Cash used in discontinued operations and effect of exchange rate changes on cash” in the accompanying condensed consolidated statement of cash flows. On September 28, 2000, CBSI sold Synova to an affiliated entity in exchange for 750,000 shares of CBSI’s Common Stock held by the affiliated entity. CBSI has recorded a gain on the sale of discontinued operations of $6.1 million, net of income taxes, in the accompanying condensed consolidated statements of operations.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      On July 11, 2000, the annual meeting of shareholders was held. The meeting was held for the following purposes:

1.	to consider and vote upon the second step of a transaction between Clayton, Dubilier & Rice, Inc. (“CDR”) and CBSI;

2.	to amend the Company’s 1996 Stock Option Plan;

3.	to elect four directors to the Board of Directors; and

4.	to ratify the appointment of Arthur Andersen LLP as independent auditors for fiscal year 2000.

      The shareholders approved the second step of the CDR transaction. The vote was 23,959,723 for, 702,919 against, 15,308 abstain and 7,276,170 non- vote.

      The shareholders approved to amend the 1996 Stock Option Plan to increase the number of shares of common stock that may be issued by 6,000,000 shares to 13,247,454 shares. The vote was 14,727,311 for, 9,870,309 against, 80,330 abstain and 7,276,170 non- vote.

      The shareholders re-elected Mr. Rajendra Vattikuti as director. The vote was 29,130,368 for and 2,823,752 abstain.

      The shareholders re-elected Mr. Kevin Conway as director. The vote was 31,397,068 for and 557,052 abstain.

      The shareholders re-elected Mr. Ned Lautenbach as director. The vote was 31,404,113 for and 550,007 abstain.

      The shareholders re-elected Mr. David Wasserman as director. The vote was 31,396,173 for and 557,947 abstain.

      Mr. Ronald Machtley, Mr. Douglas Land and Mr. Frank Stella continue as directors with terms expiring 2001.

      Mr. William Brooks and Mr. John Stanley continue as directors with terms expiring 2002.

      The shareholders approved the appointment of Arthur Andersen LLP as the independent auditors of CBSI for the year ending December 31, 2000. The vote was 31,886,567 for, 57,652 against and 9,901 abstain.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Number	Exhibit

(11)	Computation of Earnings per share
(27)	Financial Data Schedule

(b)  Reports on Form 8-K

      On October 10, 2000, CBSI filed a Form 8-K with the Securities and Exchange Commission regarding a share exchange with The Rajendra B. Vattikuti Trust for the exchange of all of the stock of Synova, Inc., a wholly-owned subsidiary of CBSI. The share exchange was consummated on September 28, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE BUSINESS SOLUTIONS, INC.

By:	/s/ MICHAEL W. BEALMEAR

Michael W. Bealmear
President and Chief Executive Officer

/s/ TIMOTHY S. MANNEY

Timothy S. Manney
Executive Vice President of Strategic Planning,
Corporate Development and Administration
(Principal Financial and
Accounting Officer)

Dated: November 14, 2000

Exhibit Index

Exhibit No.	Description

11	Computation of Earnings per share
27	Financial Data Schedule