Form 10-K405
period 2000-12-31
COMPLETE BUSINESS SOLUTIONS INC
filed 2001-04-02
CIK 1028461

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 0-22141

COMPLETE BUSINESS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2606945 (IRS Employer Identification No.)

32605 West Twelve Mile Road Farmington Hills, Michigan 48334-3339 (Address of principal executive office)	48334-3339 (Zip Code)

Registrant’s telephone number, including area code: (248) 488-2088

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2001 was $216,160,979.

     The number of shares outstanding of the registrant’s common stock as of March 1, 2001 was 29,201,683.

Documents Incorporated by Reference

     Portions of the Proxy Statement of the Registrant for its 2001 Annual Meeting of Shareholders to the extent expressly so stated, are incorporated by reference into Part III of this Report.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

FORM 10-K

For the Fiscal Year Ended December 31, 2000

PART I

Item 1.  Business

Summary

      On February 5, 2001, Complete Business Solutions, Inc. announced that it began doing business under the new name Covansys Corporation and changed it’s Nasdaq National Market ticker symbol from CBSI to CVNS. Complete Business Solutions, Inc. will legally change it’s name to Covansys Corporation upon shareholder approval, which is anticipated to occur at the annual meeting of shareholders. For purposes of this Form 10-K, Complete Business Solutions, Inc. will be referred to as either Complete Business Solutions, Inc. or the Company.

      We are a global information technology services company that brings a competitive advantage to our clients by delivering innovative, results-oriented information management solutions with a scalable delivery model. We offer clients a focused range of IT services specializing in Web-to-Enterprise Integration (WEIsm), industry-specific solutions and strategic outsourcing. Our range of experience runs from advising clients on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions.

      We apply industry-specific IT consulting services to a wide range of leading technology platforms and perform these services in a variety of emerging computing environments. We excel in providing Web-to-Enterprise Integration (WEIsm) to link a company’s Web-based, front-end, customer-facing technologies to the rest of the enterprise’s technologies in a way that maximizes speed, effectiveness and efficiency across an organization. Our fast and flexible on-site, off-site, offshore delivery model lends itself to a full spectrum of outsourcing services, from applications maintenance and modernization to full IT outsourcing with our unique global delivery model. We believe that our range of services minimizes our dependence on any single technology enabling us to serve as a single-source provider for our clients’ IT applications needs. This also enables us to cross-sell our services to existing clients.

      We offer flexible, cost-effective project delivery capabilities by providing our clients a choice among any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our development facilities in the U.S.; or (3) offshore at one of our development facilities in India. We have been developing our extensive offshore infrastructure since 1992 and believe that it is one of the largest and best in the industry. Our ability to deliver services globally is enhanced by our local branch infrastructure, consisting of a geographically dispersed network of 25 branch offices and almost 200 sales and account managers. Our local branch infrastructure allows us to act as a local partner, which demonstrates our commitment to each market and enhances our ability to attract locally based clients and consultants.

      Our flexible delivery capabilities enable our clients to determine their degree of project involvement and to control the costs and speed of project delivery, consistent with our team approach. Under this approach, we seek to establish long-term relationships with our clients by serving as a virtual extension of their organizations. Proven, innovative tools and methodologies combined with highly competent IT professionals enable us to deliver flexible, team-oriented solutions to meet our clients’ expectations.

      Our goal is to be the preferred, single-source provider of IT services to an expanding base of clients. To achieve this goal, our strategy is to:

•	Create awareness of our capabilities in Web-to-Enterprise Integration (WEIsm), industry-specific solutions and strategic outsourcing;

•	Capitalize on the marketing and development efforts of vertically focused industry solutions groups;

•	Expand the breadth and depth of our technical capabilities through a continued evaluation of emerging technologies and development of industry solutions;

•	Focus our infrastructure, both domestically and internationally, to serve local clients and capitalize on our significant investment in offsite and offshore development centers;

•	Create virtual partnerships with our clients to provide them with a broad range of IT solutions and create cross-selling opportunities; and

•	Seek mergers and acquisitions that complement our core skills or expand our geographic reach and have the potential to increase our overall value.

The Advantage

      We enable our clients to use IT as a more effective business tool consistent with their evolving business needs. The key attributes of our advantage are that we:

•	Offer clients a single-source provider of a broad range of IT services, from advising them on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions. This range includes Web-to-Enterprise Integration (WEIsm) Solutions.

•	Assure clients of the highest quality software services by achieving a Level 5 quality rating at our offshore development centers in India. We are one of a very few companies worldwide to achieve this designation as set by the Software Engineering Institute’s Capability Maturity Model. Our proven software engineering and management processes are extremely efficient in managing project costs and delivery for customers.

•	Provide flexible project delivery by offering our clients any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our development facilities in the U.S.; or (3) offshore at one of our development facilities in India. This flexibility enables our clients to determine their degree of project involvement and to control the costs and speed of project delivery.

•	Offer a local presence by delivering our services to clients through a geographically dispersed network of 25 branch offices and almost 200 sales and account managers. Our local presence allows us to demonstrate our commitment to each local market and enhances our ability to attract locally based clients and consultants.

•	Recruit and train our consultants globally through our established domestic and international network. Consultants receive up to two months of training in software engineering techniques and key technologies at one of our U.S. training centers or one of our two overseas training centers in India. These centers are equipped with a variety of hardware, software and development tools.

Growth Strategy

      Our goal is to become the preferred single-source provider of IT services to an expanding base of clients by establishing teams that quickly and cost effectively provide industry-specific IT applications solutions. To achieve this goal, our strategy is to:

•	Create awareness of our capabilities in Web-to-Enterprise Integration (WEIsm), industry-specific solutions and strategic outsourcing. We launched a branding campaign in mid 2000 to clarify our unique strengths and capabilities. We defined a new company name to characterize our true potential. We launched our new name, Covansys Corporation, in early 2001.

•	Capitalize on vertically focused industry solutions groups. These groups develop solutions based on in-depth knowledge of particular industries and a detailed understanding of the client’s business. They sell and market a broad range of ERP and other solutions to existing clients and also obtain new clients within our targeted industries. Targeted industries include health care, public sector, telecommunications, and financial services.

•	Expand the breadth and depth of our technical capabilities through training existing personnel, recruiting experienced talent and acquiring or merging with complementary businesses. Our continued evaluation of emerging technologies enables us to add new service offerings and minimizes our dependence on any single technology.

•	Expand the relationships with our clients to provide them with the speed, flexibility, and round-the-clock productivity of our outsourcing services. Our fast and flexible on-site, off-site, offshore delivery model lends itself to a full spectrum of outsourcing services — from applications maintenance, development, and modernization to full application outsourcing.

•	Focus our infrastructure, both domestically and internationally, and capitalize on our significant investment in offsite and offshore development centers, as well as our systems, tools, methodologies, training programs and marketing efforts. We believe that our existing development centers can be further leveraged to support a significantly larger number of consultants.

•	Create virtual partnerships with our clients to provide them with IT solutions so that we become an extension of their organization. This strategy uses a team approach that makes the client an integral team member. We consider the impact of each project on the entire application to build a broader solution over time. We quickly assemble capable teams and use the strategic insights of the client to produce flexible, supportable business and IT solutions.

•	Seek mergers and acquisitions that complement our core skills or expand our geographic reach and have the potential to increase our overall value, rather than merely increase our revenues. We believe that our organization allows us to efficiently integrate acquisitions.

Web-to-Enterprise Integration (WEIsm)

      The most exciting current and future client work for us involves Web-to-Enterprise Integration (WEIsm). By tapping into its double-barreled experience with Old World legacy systems and the New Economy’s leading-edge business applications, we are establishing our leadership in the emerging e-commerce market. Web to Enterprise Integration (WEIsm) means linking a company’s Web-based front-end, customer-facing technologies to the rest of the enterprise’s technologies in a way that maximizes speed, effectiveness and efficiency across an organization.

      We are well positioned to meet the challenge of making independently designed application systems and package systems work together, both within and across enterprises. It offers the right technological infrastructure and experience in evaluating and selecting middleware solutions. Our advanced technology development skills, combined with our offshore capabilities, offers clients looking for Web-to-Enterprise Integration (WEIsm) solutions the right mix of pricing, productivity and resource deployment.

      The ability to integrate web applications with core business systems requires an understanding of the scope and nature of legacy and enterprise systems, deep traditional application development, a breadth of knowledge across platforms and across locations and outstanding technical and architectural skills.

      Web-to-Enterprise Integration (WEIsm) requires looking at the whole picture and the potential for leveraging such solutions as ERP in order to create an integrated customer-focused IT strategy. Our goal is to improve efficiency, expedite key decisions, enrich customer relationships, and make our client’s e-business a profitable business.

      The result will be an information strategy that reduces costs and generates revenue for the client organization.

Industry Solutions

      We believe that knowledge of a client’s industry is every bit as important as technology expertise. There is no one-size-fits-all answer to many of the complex systems that manage and compute data for our client companies. Our knowledge and experience contributes to a shorter learning curve on the path to a customized implementation. Our specialized teams focus on the changes generated by such issues as e-business, globalization and deregulation. We provide high-value, client-driven and timely business solutions.

      We have years of experience with a number of industries, such as health care, public sector, telecommunications, retail, manufacturing and financial services. In addition, we have become recognized leaders in a number of industries with proprietary software or methods that address very specific business issues. Examples include:

•	HIPAA Compliance Programs

•	Clarety Public Retirement Administration Package

•	CCMS/2000 Child Care Management System

Strategic Outsourcing

      Speed, flexibility and round-the-clock productivity are the hallmarks of our outsourcing services. Our fast and flexible on-site, off-site, offshore delivery model lends itself to a full spectrum of outsourcing services. We can deliver requirements from applications maintenance and modernization to full IT outsourcing, including data center operations, with our unique global delivery model.

      In order to meet aggressive schedules, we offer our clients one of the largest U.S.-owned offshore capabilities in the world. This capability sets us apart from many competitors who can only offer services based in the U.S. market. Our local partnership/global delivery philosophy enables us to quickly and cost-effectively complete projects and deploy key applications. This allows our customers to focus on their core business while relying on us to provide complete IT services.

Clients

      Approximately 70% of our clients are middle market companies, with annual revenues between $500 million and $4 billion, and state governments. Using our strategic approach, we have become an important supplier to these middle market clients. In 2000 we provided services to over 600 clients in North America, Europe and Asia. Our strategy is to maximize our client retention rate and to secure additional engagements by providing quality services and by being responsive to client needs. For each of the past five years, existing clients from the previous fiscal year generated more than 80% of our revenues.

      Certain of our representative clients in various industries are listed below.

Banking and Financial Services

American Century

Amerisure
Bank One Services Corporation
Chase Manhattan Corporation
Fleet Services Corporation
UNUM Corporation
VISA

Health Care

Blue Cross and Blue Shield

Henry Ford Health System
Priority Health
Yale New Haven Hospital

Manufacturing

DaimlerChrysler AG

Ford Motor Company
General Motors Corporation
Johnson Controls, Inc.
Visteon Automotive Services
Public Sector

State of California

State of Hawaii
State of Indiana
State of Maryland
State of Michigan
State of Nevada
State of Ohio
State of Rhode Island

Retail and Distribution

Fred Meyer, Inc.

The GAP, Inc.
Lands’ End, Inc.
Spartan Stores, Inc.

Utilities and Telecommunications

Ameritech Corporation

Lucent Technologies, Inc.
Southern California Edison
Sprint Corporation

Sales and Marketing

      We had been generating the majority of new sales through our branch management structure. Our branches focus on all clients within a geographic area. The manager of each branch office was responsible for managing client relationships, ensuring the delivery team performed as expected and identifying new business opportunities. Compensation was based primarily on the financial performance of the branch. This structure fostered an entrepreneurial atmosphere within each branch and resulted in a significant number of client referrals and opportunities to cross-sell our services.

      In late 2000, we determined that a centrally managed sales and marketing organization, to target new business opportunities, would help us grow and identify new clients more effectively. We recruited an executive to perform this function and assemble the needed sales account executives within the organization. A launch of this new strategy occurred in January 2001.

      In many cases, we also use a consultant from one of our industry solutions groups, an expert in the IT needs of a specific industry, to enhance the initial planning and development phase of a project. They are able to share common solutions for an industry with a specific client prospect. Our ability to provide industry-specific solutions enables our clients to take advantage of our vertically focused business and IT knowledge. Our acquisitions have expanded our range of industry solutions and services, enabling us to be even more successful in cross-selling to clients.

      Cross-selling our industry solutions and other services to existing clients has been a successful way to expand our business. This accounts for much of the extensive recurring revenue volume we have enjoyed over the years.

      Our sales strategy has always focused on making us an extension of the client organization and making the client a member of our service delivery team. When clients view us as part of their team, they often decide to source additional IT services needs through us with little sales effort on our part.

      In addition to our sales group, we have a dedicated marketing department, which is responsible for branding, advertising and coordination of all corporate communications, including the scheduling of press conferences, to promote our services and delivery methodologies. In addition, the marketing group provides information and acts as a liaison to industry analysts including Gartner, Giga, Meta Groups and Forrester.

Human Resources

      Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. Our strategy for achieving “career-based employment” includes career planning, thorough initial and ongoing training, allocation of assignments in accordance with employee skills and career objectives and a comprehensive benefits package. This package includes a Company-matched 401(k) plan, stock purchase plan, health, dental and vision insurance, preventive medical short-term disability insurance, a flexible spending account and tuition reimbursement. We also will continue to grant stock options as part of our recruitment and retention strategy. As part of our effort for minimizing turnover we emphasize:

•	Human resource management;

•	Competitive salaries;

•	Comprehensive benefits;

•	Employee stock options; and

•	Deferred compensation

      We use intensive programs to recruit consultants throughout the United States, screen them through a variety of interview and testing processes and select them for future assignments on our project teams. In addition, our recruiting activities seek to draw on an international pool of IT talent. We actively recruit in a variety of countries including India, England, Australia, and Singapore. Recruiting methods include advertising in leading newspapers and trade magazines, using the Internet and participation in career fairs. In addition, we actively involve our employees in referring individuals and screening candidates for new positions.

      Our consultants typically have Bachelor’s or Master’s degrees in Computer Science or another technical discipline. As of December 31, 2000, we had 5,157 employees comprised of 4,472 IT professionals, 203 sales and marketing personnel and 482 general and administrative personnel. As of December 31, 2000, we also had 225 independent contractors working on client engagements.

      We have employee training centers located in a variety of locations in the United States and in India. These training centers employ full-time instructors and are equipped with hardware, software and development tools. New college graduates receive two months of full-time classroom instruction in program analysis and design. Along with technical training, we provide business skills to enhance team building, diversity awareness and key consulting skills such as presentations and communications training. We also provide training to prepare for specific future technical assignments followed by one month of self-study.

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

Item 2.  Properties

      We lease approximately 70,000 square feet of office space in Farmington Hills, Michigan for our headquarters office. In addition to our headquarters, we lease office space throughout the world. Currently, our facilities are adequate for our needs; however, additional space may be required as our business expands. We believe we will be able to obtain suitable space as needed.

      We have principal offices in the following locations:

North America		International
Atlanta, GA Basking Ridge, NJ Boston, MA Chicago, IL Cincinnati, OH Cleveland, OH Columbus, OH Denver, CO Farmington Hills, MI Lansing, MI Hartford, CT Houston, TX Indianapolis, IN	Los Angeles, CA Milpitas, CA Milwaukee, WI Montreal, Canada Nashua, NH New York, NY Philadelphia, PA Portland, OR Providence, RI Sacramento, CA Springfield, MA Tampa, FL	Bangalore, India Brussels, Belgium Chennai, India Mumbai, India Munich, Germany Singapore

Item 3.  Legal Proceedings

      We are, from time to time, party to ordinary, routine litigation incidental to our business. After discussion with our legal counsel, we do not believe that the ultimate resolution of any existing matter will have a material adverse effect on our financial condition, results of operations or cash flows.

      In addition, many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. We attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

      During 2000, our common stock was traded on the Nasdaq National Market under the symbol CBSI. On February 5, 2001, our symbol was changed to CVNS. The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported on the Nasdaq National Market.

	Price Range of
	Common Stock

	High		Low

Year Ended December 31, 1999:

First Quarter	$34	3/4	$15	7/8

Second Quarter	$27		$14	7/16

Third Quarter	$21	1/16	$13	1/8

Fourth Quarter	$27	5/8	$13	3/8

Year Ended December 31, 2000:

First Quarter	$28		$16	5/8

Second Quarter	$24	7/8	$15	15/16

Third Quarter	$20	3/4	$11	1/4

Fourth Quarter	$13	3/4	$6	1/4

      As of March 1, 2001, there were approximately 800 shareholders of record of our common stock.

      Since our initial public offering in March 1997, we have not paid cash dividends on our common stock. We currently anticipate that all of our earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

      The selected financial data presented below for the five years ended December 31, 2000, are derived from our Consolidated Financial Statements and related Notes thereto. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Form 10-K.

      On September 28, 2000, we sold Synova Inc. (“Synova”), our contract programming subsidiary, to a related party for a gain of $6.1 million, net of income taxes. The consolidated balance sheets, statements of operations and statements of cash flows of the Company included in this Form 10-K have been retroactively restated to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “Income (loss) from discontinued operations.”

      On April 20, 1999, we acquired E-Business Solutions.com, Inc. (“EBS”), formerly Impact Innovations Group, Inc. This acquisition was accounted for by the purchase method of accounting and accordingly, the operating results of EBS have been included in the consolidated financial statements since the date of acquisition.

      On January 27, 1998 and July 24, 1998, we merged with c.w. Costello & Associates, inc. (“Costello”) and Claremont Technology Group, Inc. (“Claremont”), respectively. These mergers were accounted for by the pooling of interests method of accounting and accordingly, the consolidated balance sheets, statements of operations, cash flows and shareholders’ equity and all financial information of the Company included in this Form 10-K have been retroactively restated.

      The Company and Costello had fiscal years ending December 31 and Claremont had a fiscal year ending June 30. The statement of operations data presented below for the years ended December 31, 1997 and 1996, combine the Company’s and Costello’s results for the years ended December 31, 1997 and 1996, with Claremont’s results for the years ended June 30, 1997 and 1996, respectively. The statement of operations data for the year ended December 31, 1998, combine all three companies’ results for the year ended December 31, 1998. The balance sheet data as of December 31, 1997 and 1996 combine the Company’s and Costello’s balance sheets as of December 31, 1997 and 1996, with Claremont’s balance sheet as of June 30, 1997 and 1996, respectively. The balance sheet data as of December 31, 1998, combine all three companies’ balance sheets as of that date.

	Years Ended December 31,

	1996	1997	1998	1999	2000

	(In thousands, except per share data)

Statement of Income Data:

Revenues	$173,832	$249,532	$361,667	$443,541	$419,641

Cost of revenues	118,697	168,880	236,499	297,171	308,299

Gross profit	55,135	80,652	125,168	146,370	111,342

Selling, general and administrative expenses	42,469	62,855	83,233	98,645	143,467

Restructuring, merger costs and other(a)	111	1,559	28,250	5,367	21,507

Income (loss) from continuing operations	12,555	16,238	13,685	42,358	(53,632)

Other expense (income)	934	(842)	(2,927)	(3,737)	(6,060)

Income (loss) from continuing operations before provision (benefit) for income taxes and minority interest	11,621	17,080	16,612	46,095	(47,572)

Provision (benefit) for income taxes	2,389	7,246	9,962	16,283	(11,255)

Minority interest	158	82	—	—	—

Net income (loss) from continuing operations	$9,074	$9,752	$6,650	$29,812	$(36,317)

Income (loss) from discontinued operations, net of income taxes	95	55	41	(15)	(1,692)

Gain on sale of discontinued operations, net of income taxes	—	—	—	—	6,072

Net income (loss)	9,169	9,807	6,691	29,797	(31,937)

Beneficial conversion feature	—	—	—	—	(23,651)

Convertible redeemable preferred stock dividends	—	—	—	—	(2,569)

Net income (loss) available for common shareholders	$9,169	$9,807	$6,691	$29,797	$(58,157)

Pro forma incremental income tax benefit(b)			$(1,417)	$—	$—

Pro forma net income (loss)			$8,108	$29,797	$(58,157)

Pro forma diluted earnings (loss) per share			$0.22	$0.78	$(1.77)

Diluted weighted average shares outstanding			36,211	38,212	32,892

	As of December 31,

	1996	1997	1998	1999	2000

	(In thousands)

Balance Sheet Data:

Cash and cash equivalents	$4,463	$72,698	$60,732	$91,236	$140,123

Working capital	17,906	101,106	108,857	166,051	206,900

Total assets	68,281	168,240	191,045	277,388	330,901

Revolving credit facility and long-term debt	17,348	4,958	—	—	—

Total shareholders’ equity	28,724	125,326	141,155	236,417	117,106

(a)	Fiscal year 2000 consists of approximately $18.6 million of costs associated with the Company’s organizational restructuring, including severance and lease terminations, and approximately $2.9 million related primarily to the write-down of certain assets which the Company determined were no longer realizable. Fiscal year 1999 consists of approximately $5.4 million of certain non-capitalizable merger and other costs, including lease termination and severance, related to the acquisition of EBS. Fiscal year 1998 consists of approximately $12.7 million in transaction costs related to the mergers with Costello and Claremont and approximately $15.6 million related primarily to the write-down of certain assets which Claremont determined, prior to June 30, 1998, were no longer realizable. Fiscal year 1997 consists of approximately $1.6 million in transaction costs related to the merger with Synergy Software, Inc.

(b)	The pro forma adjustment for the incremental income tax benefit reflects the additional benefit for Federal and state income taxes at the effective income tax rate as if the applicable merged company’s Subchapter S election had been revoked prior to January 1, 1998, and the merged company had been taxed as a C corporation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in Item 8 of this Form 10-K. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include our failure to recruit and retain IT professionals, risks related to our merger, acquisition and strategic investment strategy, variability of our quarterly operating results, government regulation of immigration, potential cost overruns on fixed-price projects, increasing significance of non-U.S. operations, exposure to regulatory, political and economic conditions in India, competition in the IT services industry, short-term and termination provisions of contracts, failure to properly manage growth, economic conditions unique to clients in specific industries, possible write-off of computer software costs, limited protection of intellectual property rights, and potential liability to clients, each of which are discussed herein under the caption “Factors that may Affect Future Results.”

Overview

      We provide IT services worldwide, offering clients flexible global delivery capabilities. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs. For each of the past five years, over 80% of our revenues were generated from existing clients from the previous fiscal year.

      We offer our clients a focused range of IT services specializing in Web-to-Enterprise Integration (WEIsm), industry-solutions and strategic outsourcing. Our range of experience runs from advising clients on IT business strategy and strategic plans to developing and implementing appropriate IT applications solutions.

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis, although such projects are generally billed on a time-and-materials basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method. For the year ended December 31, 2000 approximately 20% of total revenues were generated from fixed-price engagements.

      Our most significant cost is project personnel cost, which consists primarily of salaries, wages and benefits for our IT professionals. We strive to maintain our gross profit margin by controlling project costs and offsetting increases in salaries and benefits with increases in billing rates. We use a human resource allocation team to ensure that IT professionals are quickly placed on assignments to minimize nonbillable time and are placed on assignments that use their technical skills and allow for maximum billing rates. We have realized higher gross profit margins from our shift away from contract programming services and from our shift to offshore projects in India, where the personnel cost of IT professionals is lower as a percentage of professional service fees. This benefit is partially offset due to additional coordination efforts and costs for offshore projects.

      In an effort to sustain our growth and profitability, we have made and continue to make substantial investments in our infrastructure, including: (1) software development centers in the United States and India; (2) global recruiting and training centers in the United States and India; (3) system methodologies; (4) sales and marketing teams; (5) a geographically dispersed branch management structure; and (6) internal systems.

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

	Years Ended
	December 31,

	1998	1999	2000

Revenues	100.0%	100.0%	100.0%

Cost of revenues	65.4	67.0	73.5

Gross profit	34.6	33.0	26.5

Selling, general and administrative expenses	23.0	22.3	34.2

Restructuring, merger costs and other	7.8	1.2	5.1

Income (loss) from continuing operations	3.8%	9.5%	(12.8)%

2000 Compared to 1999

      Revenues.  Our revenues decreased 5.4% to $419.6 million for fiscal 2000 from $443.5 million in fiscal 1999. This decline in revenues is primarily due to longer customer sales cycles brought on by the IT industry slowdown. We expect that this trend will continue into early 2001 and combined with margin pressure, our short-term earnings will remain depressed. For the year ended December 31, 2000, approximately 85% of our revenues were generated from existing clients.

      Gross Profit.  Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased 23.9% to $111.3 million in fiscal 2000 from $146.4 million in fiscal 1999. Gross profit as a percentage of revenues decreased to 26.5% for fiscal 2000 from 33.0% in fiscal 1999. The decrease in gross profit margin and gross profit margin as a percentage of revenues are due to the decrease in revenues between periods, decreased utilization rates, and our continuing investment in training and development of our IT professional workforce.

      Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resource and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses increased 45.5% to $143.5 million in fiscal 2000 from $98.6 million in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses increased in fiscal 2000 to 34.2% from 22.3% in fiscal 1999. These increases result from the recording of a $23.0 million charge significantly due to the write-down of certain accounts receivable from dot.com companies which had become uncollectible and to recognize lower valuations of investments in certain dot.com companies. In addition, we recorded a $15.3 million charge to write-down goodwill, primarily from our acquisition of EBS, that we determined was no longer realizable. We continue to make increasing infrastructure investments, including the enhancement of our selling and marketing capabilities, as we pursue our transformation and repositioning strategy.

      Other Expense (Income).  Other expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. Other expense (income) for fiscal 2000 was $6.1 million compared to $3.7 million in fiscal 1999. This increase is primarily due to interest earned from the investment of funds received in connection with the issuance of Convertible Redeemable Preferred Stock to Clayton, Dubilier & Rice, Inc. in April and July of 2000.

1999 Compared to 1998

      Revenues.  Our revenues increased 22.6% to $443.5 million for fiscal 1999 from $361.7 million in fiscal 1998. This growth is primarily attributable to increases in our IT professional workforce, increases in average billing rates, and additional services provided to existing clients. For the year ended December 31, 1999, approximately 86% of our revenues were generated from existing clients.

      Gross Profit.  Gross profit increased 16.9% to $146.4 million in fiscal 1999 from $125.2 million in fiscal 1998. This increase is primarily attributable to increases in our IT professional workforce and average U.S. billing rates. Gross profit as a percentage of revenues decreased to 33.0% for fiscal 1999 from 34.6% in fiscal 1998. This decrease in gross profit margin as a percentage of revenues is primarily attributable to a decrease in offshore utilization resulting from the continuing transition from Year 2000 related services to emerging technology services, including e-business services.

      Selling, General and Administrative Expenses.  Selling and administrative expenses increased 18.5% to $98.6 million in fiscal 1999 from $83.2 million in fiscal 1998. This increase resulted from the continued expansion of our direct selling and marketing effort, further investments in infrastructure, and other general overhead cost increases necessary to support our continued revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased in fiscal 1999 to 22.3% from 23.0% in fiscal 1998 as we continued to leverage our existing infrastructure.

      Other Expense (Income).  Other expense (income) for fiscal 1999 was $3.7 million compared to $2.9 million in fiscal 1998. This change is primarily due to interest earned from the investment of net proceeds from our public offering of stock in 1999.

1998 Compared to 1997

      Revenues.  Our revenues increased 44.9% to $361.7 million for fiscal 1998 from $249.5 million in fiscal 1997. This growth in revenues is primarily attributable to increases in our IT professional workforce, increases in average billing rates, further expansion of our international operations and additional services provided to existing clients.

      Gross Profit.  Gross profit increased 55.2% to $125.2 million in fiscal 1998 from $80.7 million in fiscal 1997. This increase is primarily attributable to increases in our IT professional workforce and average U.S. billing rates, as well as the continued expansion of our offshore development centers. Gross profit as a percentage of revenues increased to 34.6% for fiscal 1998 from 32.3% in fiscal 1997. This increase in gross profit margin as a percentage of revenues is primarily attributable to our continued strategic shift of our business toward higher margin service offerings and the increasing utilization and expansion of our offshore development centers which operate at higher gross profit and operating margins.

      Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 32.4% to $83.2 million in fiscal 1998 from $62.9 million in fiscal 1997. This increase resulted from the continued expansion of our direct selling and marketing effort, further investments in infrastructure, and other general overhead cost increases necessary to support our continued revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased to 23.0% in fiscal 1998 from 25.2% in fiscal 1997 as we continued to leverage our existing infrastructure.

      Other Expense (Income).  Other expense (income) for fiscal 1998 was $2.9 million compared to $0.8 million in fiscal 1997. This change is primarily due to reduced interest expense, resulting from the repayment of our outstanding debt in 1997, the repayment of Costello’s and Claremont’s debt in 1998 and interest earned from the investment of net proceeds from our and Claremont’s public offerings of common stock in 1997.

Discontinued Operations and Gain on Sale of Discontinued Operations

      In June 2000, our board of directors adopted a plan to sell the operations of our contract programming services subsidiary, Synova. Accordingly, the accompanying consolidated financial statements have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “income (loss) from discontinued operations” in the accompanying consolidated statements of operations for all years presented. The net cash flows of Synova have been included in “cash used in discontinued operations and effect of exchange rate changes in cash” in the accompanying consolidated statements of cash flows for all years presented.

      Net assets of Synova as of December 31, 1999 were $785 and are classified as Other Assets in the accompanying balance sheet.

      On September 28, 2000, we sold Synova to a related party in exchange for 750,000 shares of our Common Stock, determined to be the fair market value.

      As a result of this exchange, we recorded a gain on the sale of a discontinued operation of $6,072, net of income taxes, in the accompanying consolidated statements of operations.

Restructuring, Merger and Other Related Charges

      In fiscal 2000, we recorded restructuring and other costs of $21,507, consisting of the following:

Severance and costs associated with building a new executive management team	8,822

Termination of lease obligations associated with consolidation of facilities	5,800

Writeoff of assets due to change in strategic direction	2,900

Other	3,985

      In fiscal 1999, we recorded merger and other costs of $5,367, principally for lease termination and employee severance related to the acquisition of EBS. These costs did not meet the requirements of Emerging Issues Task Force (EITF) 95-03 and therefore were not accrued at the time of acquisition and capitalized in goodwill.

      In fiscal 1998, we recorded merger and other costs of $28,250 consisting of $12,700 of transaction costs related to the mergers with Costello and Claremont, and $15,550 for the writedown of certain assets which Claremont determined, prior to June 30, 1998, were no longer realizable.

Liquidity and Capital Resources

      We generally fund our operations and working capital needs through internally generated funds, periodically supplemented by borrowings under our revolving credit facilities with a commercial bank. Cash provided by (used in) operating activities was ($3.3) million, $12.5 million and $14.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in cash provided by operations in 2000 is primarily due to reduced gross profit margins, increased infrastructure investments and an increase in the accounts receivable days sales outstanding.

      The principal use of cash for investing activities during the three years ended December 31, 2000 was for the purchase of property and equipment, primarily as part of the development and enhancement of our offshore software development centers, the investment in internally developed computer software, and other strategic investments.

      To facilitate future cash flow needs, we have an arrangement with a commercial bank, where we may borrow an amount not to exceed $30.0 million with interest at the bank’s prime interest rate, or the LIBOR rate plus 1  1/4%. Borrowings under this facility are short-term, payable on demand and are secured by our trade accounts receivable and equipment.

      Net cash provided by financing activities of $81.3 million, $63.2 million and $0.8 million for years ended December 31, 2000, 1999 and 1998, respectively, was primarily due to the funds received in connection with the issuance of Convertible Redeemable Preferred Stock in 2000 and realizing net proceeds from the issuance of common stock in fiscal 1999 in a follow-on offering.

      Significant uses of cash by financing activities were for the repurchase of our Common Stock and the partial distributions of previously undistributed S corporation earnings following the terminations of the companies’ S corporation status. During the years ended December 31, 2000 and 1999, we repurchased 7,663,600 and 354,000 shares of our Common Stock, for cash, at a total of $111.8 million and $5.2 million, respectively. Partial distributions of S corporation earnings were $1.1 million for the year ended December 31, 1998.

      Our international operations accounted for 12.6%, 10.3%, and 9.8% of our total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in 2000, 1999 and 1998 did not have a material impact on income (loss) from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not generally use any types of derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Inflation did not have a material impact on our revenues or income (loss) from operations in fiscal years 2000, 1999 and 1998.

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

Failure to Properly Manage Mergers, Acquisitions and Strategic Investments Could Adversely Affect Our Business

      We have expanded, and plan to continue to expand our operations through mergers with or acquisitions of additional businesses that complement our core skills and that have the potential to increase our overall value. We have previously made and may continue to make investments in start-up companies that have the potential to be successful and to complement our current business. We may not be able to continue to identify and merge with or acquire businesses with which we are compatible. In addition, we may not be able to identify or to negotiate appropriate terms with potentially successful start-up companies. Investing in such companies is a highly risky strategy, these companies frequently have a limited operating history, unproven business plans and are exposed to high start-up costs. Further, we cannot be certain that such start-up companies will achieve anticipated revenues and earnings.

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

      See Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2000 compared to 1999, for discussion related to our recognition of lower valuations of investments and write off of goodwill in fiscal 2000.

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

Impact of Government Regulation of Immigration Could Limit Growth

      We recruit IT professionals globally to create a workforce that can be deployed wherever required by our clients. As a result, we must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2000, approximately 23% of our worldwide workforce was working under H-1B temporary work permits in the United States. Government regulation limits the number of new H-1B permits that may be approved in a fiscal year. If the limit is reached in any year, we may not be able to recruit enough IT professionals to meet our personnel requirements. This could materially affect our business. Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concern over the level of legal and illegal immigration into the United States. These concerns have often resulted in proposals aimed at reducing the number of work permits that may be issued. Any change making it more difficult for us to hire foreign nationals, or limiting our ability to retain foreign employees, could require us to incur additional unexpected labor costs and other expenses.

Our Fixed-Price Projects Expose us to Cost Overrun Risks

      We undertake certain projects on a fixed-price basis, as distinguished from billing on a time-and-materials basis. We realized approximately 20% of our revenues from fixed-price projects during the year ended December 31, 2000. Significant cost overruns can occur if we fail to:

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

Increasing Significance and Risks of Non-U.S. Operations

      Our international consulting and offshore software development operations accounted for approximately 12.6% of our total revenues for the year ended December 31, 2000. Our international operations and international business activities are subject to the following risks:

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

Exposure to Regulatory, Political and General Economic Conditions in India

      A significant element of our business strategy is to expand our offshore software development centers in India. As of December 31, 2000, approximately 33% of our workforce was located in India. We benefit directly from certain incentives provided by the Indian government to encourage foreign investment, including tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. If the Indian government changes any of these incentives, it could negatively impact the profitability of our Indian operations.

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

Some of Our Clients May Experience Unique Economic Conditions that are Specific to Their Particular Industry

      We provide services to clients in a wide variety of industries. Many of the industries are subject to factors and economic conditions that are unique to the particular industry and may not be reflected in the overall health of the economy in general. Our revenue growth and the realizability of our accounts receivable could be adversely affected if our clients in these particular industries encounter economic difficulties. Such difficulties could include:

•	the inability of participants in the industry to access the capital or credit markets;

•	business slowdowns due to excess inventory; and

•	shortfalls in demand for the product or service produced by particular industry.

Possible Write-Off of Computer Software Could Adversely Affect Our Business

      As of December 31, 2000 we have remaining net capitalized software development costs and internally developed computer software of $2.8 million and $8.6 million, respectively. If, in subsequent periods, remaining capitalized software costs exceed the potential revenue or benefit that can be derived from the software, we would be required under generally accepted accounting principles to immediately write-down the asset to its realizable value. The amount of the write-down in any particular period may be as much as the total amount of capitalized software development costs carried on our balance sheet and could have an adverse effect on our results of operations and financial condition.

      See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Restructuring, Merger and Other Related Charges related to our write-off of assets during fiscal 2000.

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

Item 8.  Financial Statement and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Complete Business Solutions, Inc.:

      We have audited the accompanying consolidated balance sheets of Complete Business Solutions, Inc. (a Michigan corporation) (effective February 5, 2001 d/b/a Covansys Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Complete Business Solutions, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Detroit, Michigan,

February 14, 2001

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	1999

	(Dollars in thousands)
ASSETS

Current assets:

Cash and cash equivalents	$140,123	$91,236

Accounts receivable, net	82,203	85,506

Revenue earned in excess of billings, net	22,347	18,152

Deferred and refundable income taxes	13,158	5,253

Prepaid expenses and other	4,143	4,612

Total current assets	261,974	204,759

Property and equipment, net	34,169	29,836

Computer software, net	3,409	5,936

Goodwill, net	11,398	25,209

Other assets, net	19,951	11,648

Total assets	$330,901	$277,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$13,715	$8,432

Accrued payroll and related costs	27,581	26,510

Other accrued liabilities	11,991	2,784

Deferred revenue	1,787	982

Total current liabilities	55,074	38,708

Deferred taxes	2,969	2,095

Other liabilities	92	168
Commitments and contingencies

Convertible redeemable preferred stock, no par value, 200,000 and 0 shares issued and outstanding as of December 31, 2000 and 1999, respectively	155,660	—

Shareholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as Convertible redeemable preferred stock in 2000 and 0 issued in 1999	—	—

Common stock, no par value, 200,000,000 shares authorized, 29,577,428 and 37,494,446 shares issued and outstanding as of December 31, 2000 and 1999, respectively	—	—

Additional paid-in capital	122,139	182,816

Retained earnings	2,553	60,709

Stock subscriptions receivable	(3,176)	(5,599)

Accumulated other comprehensive loss	(4,410)	(1,509)

Total shareholders’ equity	117,106	236,417

Total liabilities and shareholders’ equity	$330,901	$277,388

The accompanying notes are an integral part of these consolidated balance sheets.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	1999	1998

	(In thousands, except per share data)

Revenues	$419,641	$443,541	$361,667

Cost of revenues:

Salaries, wages and employee benefits	260,186	246,833	187,047

Contractual services	25,982	25,732	30,268

Project travel and relocation	18,079	20,463	15,334

Depreciation and amortization	4,052	4,143	3,850

Total cost of revenues	308,299	297,171	236,499

Gross profit	111,342	146,370	125,168

Selling, general and administrative expenses	143,467	98,645	83,233

Restructuring, merger costs and other	21,507	5,367	28,250

Income (loss) from continuing operations	(53,632)	42,358	13,685

Other expense (income)	(6,060)	(3,737)	(2,927)

Income (loss) from continuing operations before provision (benefit) for income taxes	(47,572)	46,095	16,612

Provision (benefit) for income taxes	(11,255)	16,283	9,962

Net income (loss) from continuing operations	(36,317)	29,812	6,650

Income (loss) from discontinued operations, net of income taxes	(1,692)	(15)	41

Gain on sale of discontinued operations, net of income taxes	6,072	—	—

Net income (loss)	(31,937)	29,797	6,691

Beneficial conversion feature	(23,651)	—	—

Convertible redeemable preferred stock dividends	(2,569)	—	—

Net income (loss) available for common shareholders	$(58,157)	$29,797	$6,691

Basic earnings (loss) per share —

Weighted average shares outstanding	32,892	37,267	34,414

Basic earnings (loss) per share from continuing operations	$(1.10)	$0.80	$0.19

Basic loss per share from discontinued operations	(0.05)	—	—

Basic earnings per share from gain on sale of discontinued operations	0.18	—	—

Basic loss per share from beneficial conversion feature and dividends	(0.80)	—	—

Basic earnings (loss) per share	$(1.77)	$0.80	$0.19

Diluted earnings (loss) per share —

Weighted average shares outstanding	32,892	37,267	34,414

Dilutive effect of stock options	—	945	1,797

Diluted weighted average shares outstanding	32,892	38,212	36,211

Diluted earnings (loss) per share from continuing operations	$(1.10)	$0.78	$0.18

Diluted loss per share from discontinued operations	(0.05)	—	—

Diluted earnings per share from gain on sale of discontinued operations	0.18	—	—

Diluted loss per share from beneficial conversion feature and dividends	(0.80)	—	—

Diluted earnings (loss) per share	$(1.77)	$0.78	$0.18

Pro forma information:

Net income (loss) as reported	$(58,157)	$29,797	$6,691

Pro forma incremental income tax benefit	—	—	(1,417)

Pro forma net income (loss)	$(58,157)	$29,797	$8,108

Earnings (loss) per share —

Pro forma basic earnings (loss) per share	$(1.77)	$0.80	$0.24

Pro forma diluted earnings (loss) per share	$(1.77)	$0.78	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common	Additional		Stock	Other	Total
	Stock	Paid-in	Retained	Subscriptions	Comprehensive	Shareholders’
	Outstanding	Capital	Earnings	Receivable	Loss	Equity

	(Dollars in thousands)

Balance — December 31, 1997	33,056,759	$108,671	$19,822	$(2,503)	$(664)	$125,326

Net income	—	—	6,691	—	—	6,691

Currency translation adjustment (loss)	—	—	—	—	(433)	(433)

Stock options exercised	1,598,768	9,541	—	(5,015)	—	4,526

Repayment of stock subscriptions receivable	—	—	—	1,439	—	1,439

Issuances of common stock	21,769	389	—	—	—	389

Distributions to shareholders	—	—	(133)	—	—	(133)

Recapitalization	—	(3,484)	3,484	—	—	—

Adjustment for pooling of interests	185,346	2,473	1,048	—	(171)	3,350

Balance — December 31, 1998	34,862,642	117,590	30,912	(6,079)	(1,268)	141,155

Net income	—	—	29,797	—	—	29,797

Currency translation adjustment (loss)	—	—	—	—	(241)	(241)

Stock options exercised	683,741	6,753	—	(3,702)	—	3,051

Repayment of stock subscriptions receivable	—	—	—	4,182	—	4,182

Issuances of common stock	2,302,063	63,686	—	—	—	63,686

Repurchases of common stock	(354,000)	(5,213)	—	—	—	(5,213)

Balance — December 31, 1999	37,494,446	182,816	60,709	(5,599)	(1,509)	236,417

Net loss	—	—	(31,937)	—	—	(31,937)

Currency translation adjustment (loss)	—	—	—	—	(2,901)	(2,901)

Stock options exercised	420,103	4,193	—	(1,005)	—	3,188

Repayment of stock subscriptions receivable	—	—	—	3,428	—	3,428

Issuances of common stock	76,479	724	—	—	—	724

Beneficial conversion feature	—	—	(23,651)	—	—	(23,651)

Issuance of warrants	—	56,306	—	—	—	56,306

Convertible redeemable preferred stock dividend	—	—	(2,568)	—	—	(2,568)

Receipt of common stock for sale of discontinued operations	(750,000)	(10,080)	—	—	—	(10,080)

Repurchases of common stock	(7,663,600)	(111,820)	—	—	—	(111,820)

Balance — December 31, 2000	29,577,428	$122,139	$2,553	$(3,176)	$(4,410)	$117,106

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	1999	1998

	(Dollars in thousands)
Cash flows from (used in) operating activities —

Net income (loss)	$(31,937)	$29,797	$6,691

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:

Depreciation and amortization	11,967	10,323	7,450

Provision for doubtful accounts	19,849	1,144	1,100

Writedown of goodwill, computer software and other assets	23,481	—	15,649

Provision (benefit) for deferred taxes	(7,031)	6,319	(8,343)

Loss (income) from discontinued operations	1,692	15	(41)

Non-cash gain on sale of discontinued operations	(10,106)	—	—

Change in assets and liabilities:

Accounts receivable and revenue earned in excess of billings	(20,741)	(20,735)	(22,739)

Prepaid expenses and other assets	(804)	1,771	(925)

Accounts payable, accrued payroll and related costs and other	9,675	(13,994)	13,852

Deferred revenue	637	(2,169)	1,674

Net cash provided by (used in) operating activities of continuing operations	(3,318)	12,471	14,368

Cash flows from investing activities —

Investment in property, equipment and other	(11,895)	(15,702)	(10,531)

Investment in computer software	(3,580)	(8,395)	(1,510)

Business acquisitions and investments, net of cash acquired	(11,653)	(21,048)	(4,241)

Net cash used in investing activities of continuing operations	(27,128)	(45,145)	(16,282)

Cash flows from financing activities —

Net payments on revolving credit facility and long-term debt	—	—	(4,471)

Net proceeds from issuances of common stock and other	724	61,186	389

Net proceeds from issuance of convertible redeemable preferred stock and warrants	185,747	—	—

S corporation distributions	—	—	(1,093)

Net proceeds from exercise of stock options, net of tax benefit	6,616	7,233	5,965

Repurchases of common stock	(111,820)	(5,213)	—

Net cash provided by financing activities of continuing operations	81,267	63,206	790

Cash used in discontinued operations and effect of exchange rate changes on cash	(1,934)	(28)	(5)

Increase (decrease) in cash and cash equivalents	48,887	30,504	(1,129)

Cash and cash equivalents at beginning of period	91,236	60,732	61,861

Cash and cash equivalents at end of period	$140,123	$91,236	$60,732

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$—	$—	$128

Income taxes	$4,224	$17,594	$12,153

The accompanying notes are an integral part of these consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.  Organization and Summary of Significant Accounting Policies

     Operations

      Complete Business Solutions, Inc. was founded in 1985. Complete Business Solutions, Inc. and its subsidiaries (the Company) provide information technology (IT) services worldwide to large and mid-size organizations. The Company offers its clients a focused range of IT services specializing in Web-to-Enterprise Integration (WEIsm), industry-solutions and strategic outsourcing. The Company’s range of experience runs from advising clients on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions.

      In February 2001, the Company began doing business under the name Covansys Corporation.

     Principles of Consolidation and Organization

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

      In April 1999, the Company closed a Stock Purchase Agreement for the purchase of all of the outstanding common stock of E-Business Solutions.com, Inc. (“EBS”), formerly Impact Innovations Group, Inc. from Medaphis Corporation. The acquisition of EBS was accounted for by the purchase method of accounting, and accordingly, the operating results of EBS have been included in the consolidated statements of operations, shareholders’ equity, and cash flows since the date of the acquisition.

      In July 1998, the Company closed an Agreement and Plan of Merger with Claremont Technology Group, Inc. (Claremont), a publicly held Oregon corporation. The merger with Claremont was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying consolidated balance sheets and statements of operations, shareholders’ equity and cash flows have been retroactively restated. Claremont had a fiscal year end of June 30. The consolidated statements of operations, shareholders’ equity, cash flows and footnote information for the year ended December 31, 1998 combine the Company’s and Claremont’s results for the year ended December 31, 1998. As a result of these pooling of interests period combinations, an adjustment has been included in the consolidated statements of shareholders’ equity to adjust all components of shareholders’ equity to their respective balances as of December 31, 1998.

      In January 1998, the Company closed an Agreement and Plan of Merger with c.w. Costello & Associates, inc. (Costello), a privately held Delaware corporation. The merger with Costello was accounted for by the pooling of interests method of accounting, and accordingly, the accompanying consolidated balance sheets and statements of operations, shareholders’ equity and cash flows have been retroactively restated.

     Foreign Currency and Comprehensive Income (Loss)

      For significant foreign operations, the local currencies have been designated as the functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and at the average exchange rate during the year for revenues and expenses. The resulting foreign currency translation adjustment is reflected as a separate component of shareholders’ equity as of December 31, 2000 and 1999 and represents the only component of accumulated other comprehensive loss.

      Transaction gains and losses, which were not significant in the years presented, are reflected in the consolidated statements of operations in other expense (income).

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Comprehensive income (loss) was $(34,838), $29,556 and $6,087 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Cash and Cash Equivalents

      Cash and cash equivalents include investments in highly liquid money market funds and commercial paper.

     Financial Instruments

      The fair values and carrying amounts of certain of the Company’s financial instruments, primarily accounts receivable and payable, and accrued liabilities are approximately equivalent.

     Investments

      The Company accounts for investments in common stock on the cost method. The Company continually evaluates whether events and circumstances have occurred that indicate a decline in the market value of the common stock is judged to be other than temporary. When factors indicate that the decline in market value is other than temporary, the cost basis is written down to fair market value.

      In the third and fourth quarter of 2000, the Company determined that certain investments in the technology sector had experienced declines in market value which were judged to be other than temporary. As a result, the Company recorded an adjustment of approximately $3,773 to reduce these investments to their estimated fair market value. This write-down is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

      In the fourth quarter of 2000, the Company determined that the goodwill that originated from certain of its acquisitions was impaired due to the Company’s strategic decision to refocus its service offerings and eliminate certain product line offerings on a Company-wide basis. As a result, the Company estimated the present value of expected future cash flows related to this goodwill and recorded an adjustment of approximately $15,292 to reduce these assets to their estimated fair value. This write-down is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

      Goodwill amortization was $858, $951 and $331 for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated amortization at December 31, 2000 and 1999 was $3,240 and $2,382, respectively.

     Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter.

      The American Institute of Certified Public Accountants has issued Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, which requires

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities to capitalize and amortize certain costs and currently expense certain other costs incurred for software developed or obtained for internal use. Internally developed computer software is recorded at cost and includes purchased, internally developed and externally developed software to be used in the Company’s operations.

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

     Computer Software

      The Company performs research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally three years to five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. On an ongoing basis, management reviews the valuation and amortization of capitalized development costs. As part of this review, the Company considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. The amortization of software development costs was $1,245, $1,076 and $1,583 for the years ended December 31, 2000, 1999 and 1998, respectively.

      In Claremont’s third and fourth quarters of fiscal 1998, management determined that certain of the Company’s computer software products were no longer realizable and recorded a charge of approximately $8,300.

      Accumulated amortization on computer software amounted to $6,990 and $6,103 as of December 31, 2000 and 1999, respectively.

      Amounts capitalized were $748, $2,387 and $1,510 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     Net Loss Per Share

      Basic and diluted net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding. For the year 2000, the effect of convertible redeemable preferred stock, stock options and warrants outstanding for the purchase of shares of common stock has not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method, was 5,473,763.

     New Accounting Pronouncements

      The Company adopted Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” effective July 1, 2000. There was no impact on the Company’s consolidated financial position or results of operations.

      The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition,” effective October 1, 2000. There was no impact on the Company’s consolidated financial position or results of operations.

     Reclassifications

      Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation.

2.  Common Stock Offerings

      In February 1999, the Company completed an offering of 5,400,000 shares of its Common Stock at a price of $31 per share. This offering consisted of 2,135,000 shares of newly issued Common Stock and 3,265,000 shares sold by selling shareholders. After underwriting discounts, commissions and other issuance costs, net proceeds to the Company from the sale of the newly issued shares in this offering were approximately $60,000.

3.  Common Stock Repurchase Program

      In fiscal 2000 and 1999, the Company’s board of directors has authorized the repurchase of up to 12,000,000 shares of the Company’s Common Stock. During the years ended December 31, 2000 and 1999, the Company repurchased 7,663,600 and 354,000 shares, for cash, at a total cost of $111,820 and $5,213, respectively.

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

      For the year ended December 31, 1998, assuming the acquisition of EBS occurred at the beginning of the period, proforma revenues, income from continuing operations and diluted earnings per share from operations would have been $406,076, $2,282 and $.06 respectively. These results include certain adjustments, primarily to eliminate the businesses of EBS that were not acquired, amortization of goodwill and income taxes, and are not necessarily indicative of what the results would have been had the transaction actually occurred at the beginning of the period. The proforma impact of the acquisition on results of operations was not significant for the year ended December 31, 1999.

      On July 24, 1998, the Company closed a merger agreement with Claremont. This merger agreement provided for all of the outstanding Claremont common stock to be exchanged for approximately 7,235,000 shares of the Company’s common stock. See Note 11.

      Unaudited summarized results of operations and other changes in shareholders’ equity of the previously separate entities for the six month period ended June 30, 1998 are as follows:

	Complete Business
	Solutions, Inc.	Claremont
	(including	Technology
	Costello)	Group Inc.

Revenues	$121,149	$46,317

Gross profit	$37,990	$19,017

Income (loss) from operations	$10,904	$(13,160)

Net (loss) income	$6,282	$(10,056)

Other significant changes to shareholders’ equity S Corporation distributions and other	$133	$—

      On January 27, 1998, the Company closed a merger agreement with Costello. This merger agreement provided for all of the outstanding Costello common stock to be exchanged for approximately 3,363,000 shares of the Company’s common stock. See Note 11.

      Accounting policies of the Company, Costello and Claremont were substantially the same. There were no significant intercompany transactions requiring elimination in any period presented.

5.  Accounts Receivable and Credit Risk

      The allowance for doubtful accounts is as follows:

	2000	1999	1998

Balance — beginning of period	$4,204	$2,245	$1,155

Provision	19,849	1,144	1,100

Charge-offs	(6,400)	(592)	(10)

Allowance related to EBS acquisition	—	1,407	—

Balance — end of period	$17,653	$4,204	$2,245

      The Company grants credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s receivables are from large and mid-size companies, major systems integrators and governmental agencies.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended December 31, 2000, the Company recorded a $18,730 provision to write-down certain accounts receivable, significantly due to dot.com companies which had become uncollectible. The Company believes that its accounts receivable from dot.com companies at December 31, 2000 is not material and are reflected on the consolidated balance sheet at their net realizable value.

6.  Property and Equipment

      As of December 31, 2000 and 1999, property and equipment consisted of the following:

	December 31,		Estimated
			Useful
	2000	1999	Lives

Equipment and purchased software	$45,333	$36,961	3-5 years

Internally developed computer software and related costs	8,639	5,808	10 years

Furniture and fixtures	6,509	5,967	5-7 years

Leasehold improvements	5,550	4,179	5-7 years

Automobiles	902	834	5 years

Buildings	641	683	31 years

	67,574	54,432

Accumulated depreciation	(33,405)	(24,596)

Property and equipment, net	$34,169	$29,836

      Depreciation expense was $11,967, $10,323 and $7,450 for the years ended December 31, 2000, 1999 and 1998, respectively.

7.  Related Party Transactions

      During the year ended December 31, 2000, the Company sold Synova, Inc. (Synova), it’s contract programming services subsidiary, to a related party. See Note 18.

      The Company paid approximately $333 to Clayton, Dubilier & Rice, Inc. for financial and management advisory services for the year ended December 31, 2000.

      The Company paid approximately $1,422, $856, and $654 for the years ended December 31, 2000, 1999 and 1998, respectively, for consulting services provided by an affiliate of an outside director.

8.  Revolving Credit Facility

      Under a credit arrangement with a commercial bank, the Company may borrow an amount not to exceed $30,000 at the bank’s prime interest rate, or LIBOR plus 1 1/4%. Borrowings under the facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of the Company. There were no amounts outstanding under this agreement at December 31, 2000 and 1999. The credit agreement contains various restrictive covenants which, among other items, require the Company to maintain certain levels of tangible net worth, a debt to earnings ratio, and a funded debt to capitalization ratio.

9.  Self-Insurance

      The Company is self-insured for health and dental benefits up to $100, per occurrence. Insurance coverage is carried for risks in excess of this amount. The Company recognized health and dental benefits expense of approximately $10,805, $10,478, and $6,475 for the years ended December 31, 2000, 1999 and 1998, respectively. Estimated claims incurred but not reported were $3,100 and $2,250 as of December 31, 2000 and 1999, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Leases

      The Company leases its headquarters, regional offices, equipment and certain automobiles under noncancelable, long-term operating leases.

      Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $10,120, $7,845, and $5,516, respectively. The future minimum lease payments required under these operating leases for the years ending December 31, are as follows:

2001	$7,886

2002	6,173

2003	4,841

2004	3,851

2005	3,354

Thereafter	6,878

$32,983

      During the year ended December 31, 2000, the Company made decisions to close certain regional offices. See Note 19.

11.  Stock Options

      The Company maintains a Stock Option Plan (the Plan). Under the Plan, eligible employees and directors may be granted either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NISOs) at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2000 there are 13,247,454 shares of Common Stock authorized for grant under the Plan. Options under the Plan are granted at fair value on the date of grant. The options vest over periods determined by the Compensation Committee of the Board of Directors. As a result of the merger with Claremont, as discussed in Note 4, outstanding Claremont stock options as of July 24, 1998 were converted into approximately 1,225,000 options of the Company. These options retained their original terms and vesting periods.

      The Plan agreements provide for the option holder to exercise the options in exchange for cash, or a promissory note payable to the Company over a period of up to five years for NISOs and up to two years for ISOs. These notes are full recourse and bear interest at the prime rate of interest determined at the date of exercise. Interest on the loans is payable every six months.

      The Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”)”. Accordingly, no additional compensation expense has been recognized for the Plan within the accompanying consolidated statements of operations. Had compensation expense for the Plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) from continuing operations and pro forma diluted earnings (loss) per common share would have been reduced to the amounts indicated below:

	2000	1999	1998

Net income (loss) from continuing operations:

As reported	$(36,317)	$29,812	$6,650

SFAS No. 123 pro forma	$(48,514)	$23,586	$1,659

Diluted earnings (loss) per share from continuing operations:

As reported	$(1.10)	$0.78	$0.18

SFAS No. 123 pro forma	$(1.47)	$0.62	$0.05

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of option activity, restated for 1998 to give effect to the mergers with Costello and Claremont, is as follows:

	Options Outstanding

		Weighted Average	Options	Weighted Average
	Shares	Exercise Price	Exercisable	Fair Value of
	(in thousands)			Options Granted

Balance, December 31, 1997	4,219	$7.62	1,114

Options granted	2,107	23.84		$16.35

Options exercised	(1,784)	4.59

Options cancelled	(515)	18.62

Balance, December 31, 1998	4,027	$16.53	880

Options granted	2,393	15.22		$10.08

Options exercised	(684)	7.59

Options cancelled	(1,085)	19.97

Balance, December 31, 1999	4,651	$16.37	975

Options granted	4,382	22.02		$11.97

Options exercised	(349)	9.14

Options cancelled	(1,521)	18.27

Balance, December 31, 2000	7,163	$18.33	1,608

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2000, 1999 and 1998 grants: risk-free rate of interest of 6.2%, 5.6% and 5.5% in 2000, 1999 and 1998, respectively, dividend yield of 0%, and expected lives of 4 to 5 years. A volatility factor of 87%, 87% and 93% was used in 2000, 1999 and 1998, respectively.

      A summary of options outstanding at December 31, 2000, is as follows:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2000	Life	Price	2000	Price

$ 0.01 - 6.00	125	4.75	$4.33	115	$4.19

$ 6.01 - 14.99	2,257	8.23	$13.04	886	$13.39

$15.00 - 19.34	760	7.21	$17.40	246	$17.68

$19.35 - 22.89	3,655	9.07	$21.33	169	$22.75

$22.90 - 34.58	366	7.16	$27.68	192	$27.64

12.  Benefit Plans

      The Company maintains the Complete Business Solutions, Inc. Incentive Savings Plan and Trust (the 401(k) plan). All employees of the Company are eligible to participate in the 401(k) plan once they have completed one year of service and have attained age 21. The 401(k) plan is a defined contribution plan, qualified as a profit sharing plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan allows eligible employees to contribute up to 18% of their compensation with the Company matching a percentage of the contributions. For the years ended December 31, 2000, 1999 and 1998, the Company matched 40% of the employees’ contribution up to a maximum of 2.4% of the employees’ compensation.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Matching contributions made by the Company amounted to approximately $1,914, $2,184 and $1,286 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company may also make an additional contribution, at its discretion, to the 401(k) plan. No such additional contributions have been made to date.

      The Company maintains various employee retention programs, including bonus and deferred compensation. The expense related to these programs is recognized as the compensation is earned.

13. Income Taxes

      Prior to the Costello merger, Costello was governed under the provisions of Subchapter S. Accordingly, the application of the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” resulted in the recognition of deferred tax assets and liabilities, and a corresponding charge to the provision for income taxes of approximately $1,400 for the year ended December 31, 1998.

      The Company provides federal and state income taxes in the consolidated statements of operations based on the effective tax rate. The unaudited pro forma net income in the consolidated statements of operations reflects applicable pro forma adjustments to the provision for income taxes to reflect net income as if the Subchapter S election for Costello had been revoked prior to January 1, 1998. See Note 21.

      CBS Mauritius is incorporated in Mauritius and is not subject to income taxes. CBS India is an Indian corporation subject to income taxes and receives certain exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. CBS India’s tax provision has been included in the consolidated statements of operations as part of the provision for income taxes. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

      The provision (benefit) for income taxes consists of:

	Year Ended December 31,

	2000	1999	1998
Current —

Federal	$(4,258)	$8,731	$17,024

State and local	(547)	1,115	987

Foreign	581	118	294

	(4,224)	9,964	18,305
Deferred —

Federal	(6,733)	6,598	(8,164)

State and local	(866)	(108)	(459)

Foreign	568	(171)	280

	(7,031)	6,319	(8,343)

	$(11,255)	$16,283	$9,962

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2000	1999
Deferred tax assets —

Accrued expenses	$4,463	$3,593

Allowance for doubtful accounts	7,134	1,890

Federal net operating loss carryforward	2,311	2,552

Foreign net operating losses	—	568

Restructuring charge	1,561	—

Investment write-down	1,490	—

Goodwill write-down	231	—

Other	128	205

Total gross deferred tax assets	17,318	8,808
Deferred tax liabilities —

Capitalized software development costs	(3,937)	(4,163)

S to C Corporation conversion	(370)	(741)

CBS Mauritius	(237)	(237)

Loss on equity investment	(2,340)	—

Other	(245)	(509)

Total gross deferred tax liabilities	(7,129)	(5,650)

Net deferred tax assets	$10,189	$3,158

      The items accounting for the difference between income taxes computed at the federal statutory rate and the consolidated effective rate are as follows:

	Year Ended December 31,

	2000	1999	1998

Federal statutory rate	(35)%	35%	35%
Effect of —

Tax rate differences on foreign earnings not subject to U.S. tax	(1)	(5)	(10)

Goodwill write down	6	—	—

Nondeductible merger costs	—	—	26

State income taxes, net of federal tax effect	(4)	4	2

Other, net	10	1	3

	(24)%	35%	56%

S Corporation earnings and terminations	—	—	4

	(24)%	35%	60%

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

	Year Ended December 31,

	2000	1999	1998
Revenues —

United States	$391,946	$420,419	$349,173

India	32,313	23,977	23,414

Less intersegment	(25,334)	(22,686)	(22,164)

	6,979	1,291	1,250

Other international	20,716	21,831	11,972

	$419,641	$443,541	$362,395

Long-Lived Assets —

United States	$48,769	$41,168	$18,608

India	6,736	5,189	5,558

Other international	2,024	1,063	390

Total	$57,529	$47,420	$24,556

15.  Commitments, Contingencies and Potential Liability to Clients

      The Company is, from time to time, party to ordinary, routine litigation incidental to the Company’s business. After discussion with its legal counsel, the Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations or cash flows.

      In addition, many of the Company’s engagements involve projects that are critical to the operations of its clients’ businesses and provide benefits that may be difficult to quantify. The Company attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services.

      The Company has provided a guarantee of up to $13.5 million for indebtedness of an affiliated entity. As of December 31, 2000, the affiliated entity had outstanding indebtedness of $10.6 million. The Company does not expect to perform under this guarantee.

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

17.  Convertible Redeemable Preferred Stock

      On March 17, 2000, the Company entered into an agreement with a fund managed by Clayton, Dubilier & Rice, Inc. (CDR) whereby CDR purchased, in two transactions, from the Company 200,000 shares of convertible redeemable preferred stock (Preferred Stock) for $200,000 and was issued warrants to purchase 5,300,000 shares of the Company’s Common Stock.

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

      Upon closing of the transactions, the proceeds were allocated to the convertible Preferred Stock and the warrants based on their relative fair values, with the convertible Preferred Stock classified outside of stockholders’ equity and the warrants as additional paid-in capital on the consolidated balance sheet. Any difference between the fair value allocated to the convertible Preferred Stock and the fair value of the Company’s Common Stock is considered a beneficial conversion feature. The beneficial conversion feature, which does not affect net income, is accounted for as a dividend on the convertible Preferred Stock in the period it is issued and as a reduction of income available to common shareholders in the computation of basic and fully diluted earnings per share.

      The Preferred Stock is redeemable at the option of the holder seven years from issuance. Due to the redeemable nature of the Preferred Stock, the difference between the proceeds allocated to the Preferred Stock and the amount of the redemption ($200,000) is being accreted to Preferred Stock over the redemption period as a dividend on Preferred Stock. The Preferred Stock ranks senior to common stock in the event of liquidation, has voting rights equal to the number of common shares into which it is convertible and is entitled to the same dividend as common stock if a dividend is declared.

      The Company also entered into an agreement with CDR whereby CDR will provide the Company financial and management advisory services. During 2000, the amount paid under this agreement was $333.

18.  Discontinued Operations and Gain on Sale of Discontinued Operations

      In June 2000, the Company’s board of directors adopted a plan to sell the operations of its contract programming services subsidiary, Synova. Accordingly, the accompanying consolidated financial statements have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “income (loss) from discontinued operations” in the accompanying consolidated statements of operations for all years presented. The net cash flows of Synova have been included in “cash used in discontinued operations and effect of exchange rate changes in cash” in the accompanying consolidated statements of cash flows for all years presented.

      Summarized financial information for the discontinued operations of Synova are as follows:

	Nine Months
	Ended
	September 30,	Years Ended December 31,

	2000	1999	1998

Revenues	$39,204	$18,529	$14,900

Income (loss) from operations	(2,685)	(24)	65

      Net assets of Synova as of December 31, 1999 were $785 and are classified as Other Assets in the accompanying balance sheet.

      On September 28, 2000, the Company sold Synova to a related party in exchange for 750,000 shares of the Company’s Common Stock, determined to be the fair market value. As a result of this exchange, the Company has recorded a gain on the sale of a discontinued operation of $6,072, net of income taxes, in the accompanying consolidated statements of operations.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the sale of Synova, certain receivables due to the Company were converted into a note receivable from Synova of $8,000. The note receivable, which bears interest at approximately 8.5% and is due in September 2005, is guaranteed by the related party.

19.  Restructuring, Merger and Other Related Charges

      In fiscal 2000, the Company recorded restructuring and other costs of $21,507, consisting of the following:

Severance and costs associated with building a new executive management team	8,822

Termination of lease obligations associated with consolidation of facilities	5,800

Writeoff of assets due to change in strategic direction	2,900

Other	3,985

      In fiscal 1999, the Company recorded merger and other costs of $5,367, principally for lease termination and employee severance related to the acquisition of EBS. These costs did not meet the requirements of Emerging Issues Task Force (EITF) 95-03 and therefore were not accrued at the time of acquisition and capitalized in goodwill.

      In fiscal 1998, the Company recorded merger and other costs of $28,250 consisting of $12,700 of transaction costs related to the mergers with Costello and Claremont, and $15,550 for the writedown of certain assets which Claremont determined, prior to June 30, 1998, were no longer realizable.

      The following is a rollforward of the accrual balance for Restructuring, Merger and Other Related charges:

	2000	1999	1998

Balance, beginning of period	$0	$0	$0

Provision	21,507	5,367	28,250

Write-down/write-off of assets	(3,100)	—	(15,550)

Cash payments	(10,866)	(5,367)	(12,700)

Reversals into income	—	—	—

Balance, end of period	$7,541	$0	$0

20.  Supplemental Quarterly Information (Unaudited)

      The following quarterly information is unaudited.

2000	Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$101,721	$105,831	$105,641	$106,448

Gross profit	30,918	27,499	26,771	26,154

Income (loss) from continuing operations	7,593	(2,798)	(16,417)	(42,010)

Net income (loss)	5,011	(2,040)	(3,900)	(31,008)

Diluted net income (loss) per weighted-average share	$0.13	$(0.06)	$(0.11)	$(1.00)

1999	Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$109,617	$116,382	$113,906	$103,636

Gross profit	38,310	40,807	37,017	30,236

Income from continuing operations	14,577	10,088	12,106	5,587

Net income	10,235	7,261	8,244	4,057

Diluted net income per weighted-average share	$0.27	$0.19	$0.22	$0.11

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.  Pro Forma Statement of Income Information (Unaudited)

      The pro forma adjustments for the incremental income tax provision (benefit) included in the accompanying consolidated statements of operations reflects the additional provision (benefit) for Federal and state income taxes at the effective income tax rate as if Costello’s Subchapter S elections had been revoked prior to January 1, 1998 and the companies had been taxed as C corporations. The differences between the United States Federal statutory rate and the consolidated effective rate are as follows:

Year Ended
December 31,

1998

Statutory Federal income tax rate	35%

State income taxes, net of Federal tax effect	2

Tax rate differences on foreign earnings not subject to U.S. tax	(10)

Non-deductible merger costs	26

Other	(2)

51%

      The Company considers all undistributed earnings of foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Company

      The information required by this item is included in our Proxy Statement for our 2001 Annual Meeting of Shareholders under the caption Directors and Executive Officers and is incorporated herein by reference.

Item 11.  Executive Compensation

      The information required by this item is included in our Proxy Statement for our 2001 Annual Meeting of Shareholders under the caption Executive Compensation and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included in our Proxy Statement for our 2001 Annual Meeting of Shareholders under the caption Director and Executive Officer Ownership of CBSI Common Stock and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is included in our Proxy Statement for our 2001 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as a part of the report:

1.	Consolidated Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

2.  Financial Statement Schedules

                None

3.  Exhibits

Exhibit
Number	Description
3.1*	Restated Articles of Incorporation of the Company, as amended.
3.2*	Bylaws of the Company.
4.1*	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.2*	Specimen Stock Certificate.
21.1	Subsidiaries of Registrant. (Filed Herein)
23.1	Consent of Arthur Andersen LLP. (Filed Herein)
(b)	Reports on Form 8-K.
Per report on Form 8-K filed October 10, 2000.

*	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

SIGNATURES

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPLETE BUSINESS SOLUTIONS, INC.

By:	/s/ MICHAEL W. BEALMEAR

Michael W. Bealmear
President, Chief Executive Officer and Director
April 2, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ RAJENDRA B. VATTIKUTI Rajendra B. Vattikuti	Co-Chairman, Director	April 2, 2001
/s/ NED G. LAUTENBACH Ned G. Lautenbach	Co-Chairman, Director	April 2, 2001
/s/ MICHAEL W. BEALMEAR Michael W. Bealmear	President, Chief Executive Officer and Director	April 2, 2001
/s/ TIMOTHY S. MANNEY Timothy S. Manney	Executive Vice President of Strategic Planning and Corporate Development, Treasurer (Principal Financial and Accounting Officer)	April 2, 2001
William Brooks	Director	April 2, 2001
/s/ KEVIN CONWAY Kevin Conway	Director	April 2, 2001
/s/ DOUGLAS S. LAND Douglas S. Land	Director	April 2, 2001
/s/ RONALD K. MACHTLEY Ronald K. Machtley	Director	April 2, 2001
John A. Stanley	Director	April 2, 2001
/s/ FRANK D. STELLA Frank D. Stella	Director	April 2, 2001
/s/ DAVID WASSERMAN David Wasserman	Director	April 2, 2001

EXHIBIT INDEX

Exhibit
No.		Description

3.1	*	Restated Articles of Incorporation of the Company, as amended.
3.2	*	Bylaws of the Company.
4.1	*	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.2	*	Specimen Stock Certificate.
21.1		Subsidiaries of Registrant. (Filed Herein)
23.1		Consent of Arthur Andersen LLP. (Filed Herein)