Form 10-Q
period 2001-03-31
COMPLETE BUSINESS SOLUTIONS INC
filed 2001-05-15
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

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

No Par Value

(Class of Common Stock)
28,555,683
(Outstanding as of May 9, 2001)

COMPLETE BUSINESS SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(Dollars in thousands)
	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$120,222	$140,123

Accounts receivable, net	83,158	82,203

Revenue earned in excess of billings, net	26,528	22,347

Deferred and refundable income taxes	13,158	13,158

Prepaid expenses and other	4,078	4,143

Total current assets	247,144	261,974

Property and equipment, net	33,930	34,169

Computer software, net	3,150	3,409

Goodwill, net	11,121	11,398

Other assets, net	19,289	19,951

Total assets	$314,634	$330,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$13,096	$13,715

Accrued payroll and related costs	24,950	27,581

Other accrued liabilities	13,154	11,991

Deferred revenue	124	1,787

Total current liabilities	51,324	55,074

Deferred taxes	2,969	2,969

Other liabilities	145	92
Commitments and contingencies

Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	156,715	155,660

Shareholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as Convertible redeemable preferred stock	—	—

Common stock, no par value, 200,000,000 shares authorized, 28,606,072 and 29,577,428 shares issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	—	—

Additional paid-in capital	111,607	122,139

Retained earnings (deficit)	(453)	2,553

Stock subscriptions receivable	(2,921)	(3,176)

Other comprehensive income (loss)	(4,752)	(4,410)

Total shareholders’ equity	103,481	117,106

Total liabilities and shareholders’ equity	$314,634	$330,901

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2001	2000

	(In thousands, except
	per share data)
	(Unaudited)

Revenues	$104,671	$101,721

Cost of revenues:

Salaries, wages and employee benefits	65,066	59,538

Contractual services	7,683	5,321

Project travel and relocation	3,715	4,686

Depreciation and amortization	681	1,258

Total cost of revenues	77,145	70,803

Gross profit	27,526	30,918

Selling, general and administrative expenses	29,068	23,325

Restructuring and other	3,216	—

Income (loss) from continuing operations	(4,758)	7,593

Other expense (income)	(1,644)	(866)

Income (loss) from continuing operations before provision (benefit) for income taxes	(3,114)	8,459

Provision (benefit) for income taxes	(1,164)	2,924

Net income (loss) from continuing operations	(1,950)	5,535

Loss from discontinued operations, net of income taxes	—	(524)

Net income (loss)	(1,950)	5,011

Convertible redeemable preferred stock dividends	1,053	—

Net income (loss) available for common shareholders	(3,003)	5,011

Basic earnings (loss) per share — Weighted average shares outstanding	29,233	37,781

Basic earnings (loss) per share from continuing operations	$(0.07)	$0.14

Basic loss per share from discontinued operations	—	(0.01)

Basic loss per share from preferred stock dividends	(0.04)	—

Basic earnings (loss) per share	$(0.11)	$0.13

Diluted earnings (loss) per share — Weighted average shares outstanding	29,233	37,781

Dilutive effect of stock options	—	1,282

Diluted weighted average shares outstanding	29,233	39,063

Diluted earnings (loss) per share from continuing operations	$(0.07)	$0.14

Diluted loss per share from discontinued operations	—	(0.01)

Diluted loss per share from preferred stock dividends	(0.04)	—

Diluted earnings (loss) per share	$(0.11)	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2001	2000

	(Dollars in thousands)
	(Unaudited)

Cash flows from continuing operating activities:

Net income (loss)	$(1,950)	$5,011

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:

Depreciation and amortization	3,024	2,991

Provision for doubtful accounts	276	317

Loss from discontinued operations	—	524
Change in assets and liabilities —

Accounts receivable	(5,412)	(4,002)

Prepaid expenses and other assets	372	(3,074)

Accounts payable, accrued payroll and related costs and other liabilities	(2,087)	(6,125)

Deferred revenue	(1,610)	(6)

Net cash used in operating activities of continuing operations	(7,387)	(4,364)

Cash flows from investing activities:

Investment in property, equipment and other	(2,249)	(2,795)

Investment in computer software	—	(638)

Investments in affiliates and other	—	(6,500)

Net cash used in investing activities of continuing operations	(2,249)	(9,933)

Cash flows from financing activities:

Net proceeds from issuance of common stock	473	600

Net proceeds from exercise of stock options and other, net	48	4,206

Repurchases of common stock	(10,786)	—

Net cash provided (used) by financing activities of continuing operations	(10,265)	4,806

Cash used in discontinued operations and effect of exchange rate changes on cash	—	(541)

Decrease in cash and cash equivalents	(19,901)	(10,032)

Cash and cash equivalents at beginning of period	140,123	91,236

Cash and cash equivalents at end of period	$120,222	$81,204

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Income taxes	$62	$1,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMPLETE BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1. Organization and Basis of Presentation

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

      The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Complete Business Solutions, Inc. and subsidiaries as of March 31, 2001, the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2000 Form 10-K.

      The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 2001.

2. Income Taxes

      The Company has provided (benefited) federal and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2001 and 2000.

3. Common Stock Repurchase Program

      The Company’s board of directors has authorized the repurchase of up to 12,000,000 shares of the Company’s Common Stock.

      Through December 31, 2000, the Company repurchased 8,017,600 shares of its Common Stock, for cash, at a total cost of $117,033. During the quarter ended March 31, 2001, the Company repurchased 1,035,600 shares of its Common Stock at a total cost of $10,786.

4. Convertible Redeemable Preferred Stock

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

      Upon closing of the transactions, the proceeds were allocated to the convertible Preferred Stock and the warrants based on their relative fair values, with the convertible Preferred Stock classified outside of stockholders’ equity and the warrants as additional paid-in capital on the consolidated balance sheet. The difference between the fair value allocated to the convertible redeemable Preferred Stock and the fair value of the Company’s Common Stock was considered a beneficial conversion feature. The beneficial conversion feature, which does not affect net income was accounted for as a dividend on the convertible Preferred Stock in the period it was issued and as a reduction of income available to common shareholders in the computation of basic and fully diluted earnings per share.

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

5.  Discontinued Operations

      In June 2000, the Company’s board of directors adopted a plan to sell the operations of its contract programming services subsidiary, Synova. Accordingly, the accompanying condensed consolidated financial statements for the quarter ended March 31, 2000 have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “loss from discontinued operations” in the accompanying condensed consolidated statements of operations. The net cash flows of Synova have been included in “cash used in discontinued operations and effect of exchange rate changes in cash” in the accompanying condensed consolidated statements of cash flows.

      Summarized financial information for the discontinued operations of Synova are as follows:

Three Months
Ended
March 31, 2000

Revenues	$10,525

Loss from operations	524

      On September 28, 2000, the Company sold Synova to a related party in exchange for 750,000 shares of the Company’s Common Stock, determined to be the fair market value.

6.  Restructuring and Other Costs

      During the three month period ended March 31, 2001, the Company incurred approximately $1,516 in costs for severance and certain non-recurring employee costs related to the Company’s organizational restructuring. The charge related to approximately 150 employees in the Company’s U.S. operations and management. The majority of these costs have been paid by March 31, 2001. In addition, the Company incurred approximately $1,700 in legal and advisory fees related to discontinued acquisition discussions. These costs have been included in other accrued liabilities in the accompanying condensed consolidated balance sheet at March 31, 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should read in conjunction with our Consolidated Financial Statements and related Notes appearing in this Form 10-Q. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include our failure to recruit and retain IT professionals, risks related to our merger, acquisition and strategic investment strategy, variability of our quarterly operating results, government regulation of immigration, potential cost overruns on fixed-price projects, increasing significance of non-U.S. operations, exposure to regulatory, political and economic conditions in India, competition in the IT services industry, short-term and termination provisions of contracts, failure to properly manage growth, economic conditions unique to clients in specific industries, possible write-off of computer software costs, limited protection of intellectual property rights, and potential liability to clients, each of which are discussed in our 2000 Form 10-K.

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

      We offer our clients a focused range of IT services specializing in Web-to-Enterprise Integration (WEIsm), industry-solutions and strategic outsourcing. Our range of experience runs from advising clients on IT business strategic plans to developing and implementing appropriate IT applications solutions.

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

Results of Operations

      Revenues.  Our revenues increased 3% to $104.7 million for the three month period ended March 31, 2001 from $101.7 million for the same period in 2000. This increase in revenue is primarily due to increases in our IT professional workforce and increases in our average billing rate, offset by reduced revenues resulting from divisions that were sold or abandoned during the 4th quarter of 2000. For the three month period ended March 31, 2001, over 80% of our revenues were generated from existing customers.

      Gross Profit.  Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased approximately 11% to $27.5 million for the three month period ended March 31, 2001 from $30.9 million for the same period in 2000. Gross profit as a percentage of revenues decreased to approximately 26.3% for the three month period ended March 31, 2001 from approximately 30.4% for the same period in 2000. This decrease is primarily due to decreases in domestic and offshore utilization rates.

      Selling, General and Administrative.  Selling, general and administrative expenses consists primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative increased approximately 24.6% to $29.1 million for the three month period ended March 31, 2001 from $23.3 million for the same period in 2000. As a percentage of revenues, selling, general and administrative expenses increased to 27.8% for the three month period ended March 31, 2001 from 22.9% for the same period in 2000. This increase resulted from the expansion of our selling and marketing organization, increased public relations and advertising costs associated with our new branding initiative, expansion of our vertically focused industry solution groups, and further enhancement of our infrastructure.

      Other Expense (Income).  Other expense (income) represents interest earned on cash and cash equivalents. Other income for the three month period ended March 31, 2001 was $1.6 million, as compared to $.9 million for the three month period ended March 31, 2000. This increase is primarily due to the interest earned from the investment of funds received in connection with the issuance of Convertible Redeemable Preferred Stock to Clayton, Dubilier & Rice, Inc. in mid 2000.

Restructuring and Other Costs

      During the three month period ended March 31, 2001, we incurred approximately $1.5 million in costs for severance and certain non-recurring employee costs related to our organizational restructuring. The charge related to approximately 150 employees in our U.S. operations and management. The majority of these costs have been paid by March 31, 2001. In addition, we incurred approximately $1.7 million in legal and advisory fees related to discontinued acquisition discussions. These costs have been included in other accrued liabilities in the accompanying condensed consolidated balance sheet at March 31, 2001.

Liquidity and Capital Resources

      We generally fund our operations and working capital needs through internally generated funds, periodically supplemented by borrowings under our revolving credit facilities with a commercial bank. Our cash used in operations was $7.4 million for the three month period ended March 31, 2001 compared to cash used in operations of $4.3 million for the three month period ended March 31, 2000. This increase in cash used in operations is primarily due to the reduction in net income from continuing operations.

      The principal use of cash for investing activities during the three month period ended March 31, 2001 was for the purchase of property and equipment.

      To facilitate future cash flow needs, we have an arrangement with a commercial bank where we may borrow an amount not to exceed $30.0 million with interest at the bank’s prime interest rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by our trade accounts receivable and equipment.

      Net cash used by financing activities of $10.3 million for the three month period ended March 31, 2001 was due to our repurchase of 1,035,600 shares of our Common Stock, offset slightly by proceeds from stock option exercises and sales.

      Our offshore development centers’ operations accounted for approximately 9% of our total revenues during the three month period ended March 31, 2001. Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the three month period ended March 31, 2001 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not generally use any types of derivatives to hedge against foreign currency fluctuations, nor does it speculate in foreign currency.

      Inflation did not have a material impact on our revenues or income from operations during the three month period ended March 31, 2001.

      We have provided a guarantee of up to $13.5 million for indebtedness, as well as certain operating leases, of an affiliated entity. As of March 31, 2001 the affiliated entity had outstanding indebtedness of approximately $13.0 million. We believe we have the financial resources to perform under this guarantee, if required.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

(a)  Exhibits

Number	Exhibit

(10.1)	Employment contract between the Company and Timothy M. Wolfe
(11)	Computation of Earnings per share

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPLETE BUSINESS SOLUTIONS, INC.

By:	/s/ MICHAEL W. BEALMEAR

Michael W. Bealmear
President, Chief Executive Officer
and Director

/s/ TIMOTHY S. MANNEY

Timothy S. Manney
Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial and
Accounting Officer)

Dated: May 15, 2001

Exhibit Index

Exhibit No.	Description

10.1	Employment contract between the Company and Timothy M. Wolfe
11	Computation of Earnings per Share