Form 10-Q
period 2001-06-30
COVANSYS CORP
filed 2001-08-13
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 0-22141

COVANSYS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2606945 (IRS Employer Identification No.)

32605 West Twelve Mile Road

Suite 250
Farmington Hills, Michigan 48334
(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code: (248) 488-2088

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	28,589,323 (Outstanding as of August 3, 2001)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)
	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$103,324	$140,123

Accounts receivable, net	81,660	82,203

Revenue earned in excess of billings, net	29,909	22,347

Deferred and refundable income taxes	17,258	13,158

Prepaid expenses and other	4,964	4,143

Total current assets	237,115	261,974

Property and equipment, net	33,965	34,169

Computer software, net	2,891	3,409

Goodwill, net	11,070	11,398

Other assets, net	13,286	19,951

Total assets	$298,327	$330,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$10,662	$13,715

Accrued payroll and related costs	28,315	27,581

Other accrued liabilities	10,044	11,991

Deferred revenue	269	1,787

Total current liabilities	49,290	55,074

Deferred taxes	639	2,969

Other liabilities	—	92
Commitments and contingencies

Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	157,777	155,660

Shareholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—

Common stock, no par value, 200,000,000 shares authorized, 28,573,073 and 29,577,428 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	—	—

Additional paid-in capital	111,370	122,139

Retained earnings (deficit)	(12,783)	2,553

Stock subscriptions receivable	(2,899)	(3,176)

Other comprehensive loss	(5,067)	(4,410)

Total shareholders’ equity	90,621	117,106

Total liabilities and shareholders’ equity	$298,327	$330,901

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(In thousands, except per share data)
	(Unaudited)

Revenues	$104,412	$105,831	$209,083	$207,552

Cost of revenues:

Salaries, wages and employee benefits	59,927	65,010	124,993	124,548

Contractual services	10,056	7,422	17,739	12,743

Project travel and relocation	4,108	4,631	7,823	9,317

Depreciation and amortization	704	1,269	1,385	2,527

Total cost of revenues	74,795	78,332	151,940	149,135

Gross profit	29,617	27,499	57,143	58,417

Selling, general and administrative expenses	29,354	24,799	58,422	48,124

Restructuring and other	16,101	5,498	19,317	5,498

Income (loss) from continuing operations	(15,838)	(2,798)	(20,596)	4,795

Other expense (income)	(1,579)	(1,264)	(3,223)	(2,130)

Income (loss) from continuing operations before provision (benefit) for income taxes	(14,259)	(1,534)	(17,373)	6,925

Provision (benefit) for income taxes	(2,990)	(35)	(4,154)	2,889

Net income (loss) from continuing operations	(11,269)	(1,499)	(13,219)	4,036

Loss from discontinued operations, net of income taxes	—	(541)	—	(1,065)

Net income (loss)	(11,269)	(2,040)	(13,219)	2,971

Beneficial conversion feature	—	23,651	—	23,651

Convertible redeemable preferred stock dividends	1,061	534	2,114	534

Net loss available for common shareholders	$(12,330)	$(26,225)	$(15,333)	$(21,214)

Basic earnings (loss) per share — Weighted average shares outstanding	28,587	36,423	28,909	37,379

Basic earnings (loss) per share from continuing operations	$(0.39)	$(0.04)	$(0.46)	$0.11

Basic loss per share from discontinued operations	—	(0.02)	—	(0.03)

Basic loss per share from preferred stock dividends	(0.04)	(0.66)	(0.07)	(0.65)

Basic loss per share	$(0.43)	$(0.72)	$(0.53)	$(0.57)

Diluted earnings (loss) per share — Weighted average shares outstanding	28,587	36,423	28,909	37,379

Dilutive effect of stock options	—	—	—	—

Diluted weighted average shares outstanding	28,587	36,423	28,909	37,379

Diluted earnings (loss) per share from continuing operations	$(0.39)	$(0.04)	$(0.46)	$0.11

Diluted loss per share from discontinued operations	—	(0.02)	—	(0.03)

Diluted loss per share from preferred stock dividends	(0.04)	(0.66)	(0.07)	(0.65)

Diluted loss per share	$(0.43)	$(0.72)	$(0.53)	$(0.57)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2001	2000

	(Dollars in thousands)
	(Unaudited)

Cash flows from continuing operating activities:

Net income (loss)	$(13,219)	$2,971

Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:

Depreciation and amortization	5,658	6,052

Provision for doubtful accounts	570	585

Write-down of investment and receivable from affiliate	18,858	—

Benefit for deferred income taxes	(6,430)	—

Loss from discontinued operations	—	1,065
Change in assets and liabilities —

Accounts receivable and revenue earned in excess of billings	(7,589)	(22,078)

Prepaid expenses and other assets	365	(5,919)

Accounts payable, accrued payroll and related costs and other liabilities	(4,266)	1,947

Deferred revenue	(1,610)	(270)

Net cash used in operating activities of continuing operations	(7,663)	(15,647)

Cash flows from investing activities:

Investment in property, equipment and other	(4,608)	(5,854)

Payment of loan guarantee for affiliate	(13,608)	—

Investment in computer software	—	(1,488)

Investments in affiliates and other	—	(7,807)

Business acquisitions and investments, net of cash acquired	—	(1,320)

Net cash used in investing activities of continuing operations	(18,216)	(16,469)

Cash flows from financing activities:

Net proceeds from issuance of common stock	473	600

Net proceeds from exercise of stock options and other, net	138	5,257

Repurchases of common stock	(11,531)	(52,157)

Net proceeds from issuance of convertible redeemable preferred stock and warrants	—	87,990

Net cash provided (used) by financing activities of continuing operations	(10,920)	41,690

Cash used in discontinued operations	—	(3,159)

Increase (decrease) in cash and cash equivalents	(36,799)	6,415

Cash and cash equivalents at beginning of period	140,123	91,236

Cash and cash equivalents at end of period	$103,324	$97,651

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Income taxes	$41	$3,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1. Organization and Basis of Presentation

      Complete Business Solutions, Inc. was founded in 1985. In June 2001, Complete Business Solutions, Inc. changed its name to Covansys Corporation. Covansys Corporation and its subsidiaries (the Company) provide information technology (IT) services worldwide to large and mid-size organizations. The Company offers its clients a focused range of IT services specializing in Web-to-Enterprise Integration (WEIsm), industry-solutions and strategic outsourcing. The Company’s range of experience runs from advising clients on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions.

      The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2000 Form 10-K.

      The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 2001.

2. Income Taxes

      The Company has provided (benefited) federal and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2001 and 2000.

3. Common Stock Repurchase Program

      The Company’s board of directors has authorized the repurchase of up to 12,000,000 shares of the Company’s Common Stock.

      Through December 31, 2000, the Company repurchased 8,017,600 shares of its Common Stock, for cash, at a total cost of $117,033. During the six month period ended June 30, 2001, the Company repurchased 1,076,600 shares of its Common Stock at a total cost of $11,531.

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

5.  Discontinued Operations

      In June 2000, the Company’s board of directors adopted a plan to sell the operations of its contract programming services subsidiary, Synova. Accordingly, the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2000 have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “loss from discontinued operations” in the accompanying condensed consolidated statements of operations. The net cash flows of Synova have been included in “cash used in discontinued operations” in the accompanying condensed consolidated statements of cash flows.

      Summarized financial information for the discontinued operations of Synova are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2000	June 30, 2000

Revenues	$12,521	$23,046

Loss from operations	(541)	(1,065)

      On September 28, 2000, the Company sold Synova to a related party in exchange for 750,000 shares of the Company’s Common Stock, determined to be the fair market value. As a result of this exchange the Company recorded a gain on the sale of a discontinued operation of $6,072, net of income taxes.

6.  Restructuring and Other Costs

      The Company had an equity investment in a management consulting firm and also provided a guarantee of the consulting firm’s bank debt. During the three month period ended June 30, 2001, the Company determined that this equity investment did not fit the strategic direction of the Company. In connection with that determination, the Company also decided to terminate its guarantee of the consulting firm’s bank debt. This decision resulted in the Company being required to pay the bank debt in the amount of $13,600. In return, the Company had a note receivable from the consulting firm in such amount.

      On July 31, 2001, the Company entered into an agreement with the consulting firm to terminate its current ownership interest, eliminate any required future equity investments and to reduce the $13,600 note receivable to $1,400. The Company also continues to guarantee a property lease for office space of the consulting firm and assumed $250 of liabilities of the consulting firm. Simultaneously with the closing of this agreement, the consulting firm paid $500 of the $1,400 note receivable. Accordingly, during the three month period ended June 30, 2001, the Company recorded a charge of $16,100 related primarily to the impairment of the equity investment and the note receivable and related transaction fees.

      During the three month period ended March 31, 2001, the Company incurred approximately $1,516 in costs for severance and certain non-recurring employee costs related to the Company’s organizational restructuring. The charge related to approximately 150 employees in the Company’s U.S. operations and management. In addition, the Company incurred approximately $1,700 in legal and advisory fees related to discontinued acquisition discussions. The majority of these costs have been paid by June 30, 2001.

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

Results of Operations

      Revenues.  Revenues decreased slightly to $104.4 million for the three month period ended June 30, 2001 from $105.8 million for the same period in 2000. After adjusting the three month period ended June 30, 2000 for the impact of divisions that were sold or abandoned during the fourth quarter of 2000, proforma revenues for this period would have been $104.3 million. Revenues increased to $209.1 million for the six month period ended June 30, 2001 from $207.6 for the same six month period in 2000. After adjusting the six month period ended June 30, 2000 for the impact of divisions that were sold or abandoned during the fourth quarter of 2000, proforma revenues for this six month period would have been $204.5 million. The revenue increase for the six month period June 30, 2001 over proforma revenue for the same period in 2000 of 2% was primarily due to an increase in domestic average bill rates.

      Gross Profit.  Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit increased approximately 7.7% to $29.6 million for the three month period ended June 30, 2001 from $27.5 million for the same period in 2000. Gross profit as a percentage of revenues increased to approximately 28.4% for the three month period ended June 30, 2001 from approximately 26.0% for the same period in 2000. These increases in gross profit and gross profit as a percentage of revenues is primarily attributable to increases in domestic utilization rates offset by reduced gross profit margins associated with an increased use of subcontractors. Gross profit decreased approximately 2.2% to $57.1 million for the six month period ended June 30, 2001 from $58.4 million for the same period in 2000. Gross profit as a percentage of revenues decreased to approximately 27.3% for the six month period ended June 30, 2001 from approximately 28.1% for the same period in 2000. These decreases in gross profit and gross profit as a percentage of revenues is primarily attributable to reductions in domestic and offshore utilization rates during the three month period ended March 31, 2001 compared to the same period in 2000.

      Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses increased approximately 18.4% to $29.4 million for the three months ended June 30, 2001 compared to $24.8 million for the same period in 2000 and approximately 21.4% to $58.4 million for the six month period ended June 30, 2001 from $48.1 million for the same period in 2000. As a percentage of revenues, selling, general and administrative expenses increased from 28.1% for the three month period ended June 30, 2001 compared to 23.4% for the same period in 2000 and to 27.9% for the six month period ended June 30, 2001 from 23.2% for the same period in 2000. The increase is primarily due to the continued expansion of our selling and marketing organization, increased public relations and advertising costs associated with our new branding initiative and expansion of our vertically focused industry solutions groups.

      Other Expense (Income).  Other expense (income) represents interest earned on cash and cash equivalents. Other income for the three month period ended June 30, 2001 was $1.6 million, as compared to $1.3 million for the same period in 2000. The increase is primarily due to the interest earned from the investment of funds received in connection with the issuance of Convertible Redeemable Preferred Stock to Clayton, Dubilier & Rice, Inc. in mid 2000.

Restructuring and Other Costs

      The Company had an equity investment in a management consulting firm and also provided a guarantee of the consulting firm’s bank debt. During the three month period ended June 30, 2001, the Company determined that this equity investment did not fit the strategic direction of the Company. In connection with that determination, the Company also decided to terminate its guarantee of the consulting firm’s bank debt. This decision resulted in the Company being required to pay the bank debt in the amount of $13.6 million. In return, the Company had a note receivable from the consulting firm in such amount.

      On July 31, 2001, the Company entered into an agreement with the consulting firm to terminate its current ownership interest, eliminate any required future equity investments and to reduce the $13.6 million note receivable to $1.4 million. The Company also continues to guarantee a property lease for office space of the consulting firm and assumed $0.25 million of liabilities of the consulting firm. Simultaneously with the closing of this agreement, the consulting firm paid $0.5 million of the $1.4 million note receivable. Accordingly, during the three month period ended June 30, 2001, the Company recorded a charge of $16.1 million related primarily to the impairment of the equity investment and the note receivable and related transaction fees.

Liquidity and Capital Resources

      We generally fund our operations and working capital needs through internally generated funds, periodically supplemented by borrowings under our revolving credit facilities with a commercial bank. Our cash used in operations was $7.7 million for the six month period ended June 30, 2001 compared to $15.6 million for the same period in 2000. The decrease of cash used in operations is primarily due to reductions in accounts receivable days sales outstanding.

      The principal use of cash for investing activities during the six month period ended June 30, 2001 was the payment of the loan guarantee of an affiliate and for the purchase of property and equipment.

      To facilitate future cash flow needs, we have an arrangement with a commercial bank where we may borrow an amount not to exceed $30.0 million with interest at the bank’s prime rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term payable on demand and are secured by our trade accounts receivable and equipment.

      Net cash used by financing activities of $10.9 million for the six month period ended June 30, 2001 was due primarily to the repurchase of 1,076,600 shares of our Common Stock, offset slightly by proceeds from stock option exercises and sales.

      Our offshore development centers’ operations accounted for approximately 9% of our total revenues during the six month period ended June 30, 2001. Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the six month period ended June 30, 2001 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not generally use any types of derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Inflation did not have a material impact on our revenues or income from operations during the six month period ended June 30, 2001.

Recently Issued Financial Accounting Standards

      On June 30, 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method of accounting. Under Statement 142, goodwill and intangible assets that have indefinite useful lives will no longer be subject to amortization. Rather, goodwill and intangible assets will continue to be subject to at least an annual assessment for impairment. Under Statement 142, this is achieved by applying a fair-value based test. In addition, other intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. The Company is required to adopt Statement 142 in the first quarter of 2002. Although management has not fully assessed the impact of these pronouncements, the Company will cease recognizing approximately $136,000 of quarterly goodwill amortization beginning in the first quarter of 2002.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      On June 5, 2001, the annual meeting of shareholders was held. The meeting was held for the following purposes:

1.	to consider and vote upon an amendment to the Articles of Incorporation changing the name of the company from Complete Business Solutions, Inc. to Covansys Corporation;

2.	to elect five directors to the Board of Directors; and

3.	to ratify the appointment of Arthur Andersen LLP as independent auditors for fiscal year 2001.

      The shareholders approved to amend the Articles of Incorporation changing the name of the company from Complete Business Solutions, Inc. to Covansys Corporation. The vote was 37,358,418 for, 35,323 against, and 10,333 abstain.

      The shareholders re-elected Mr. Michael W. Bealmear as director. The vote was 37,348,313 for and 55,761 withheld.

      The shareholders re-elected Mr. Doug S. Land as director. The vote was 36,684,578 for and 719,496 withheld.

      The shareholders re-elected Mr. Frank D. Stella as director. The vote was 37,351,061 for and 53,013 withheld.

      The shareholders re-elected Mr. Ronald K. Machtley as director. The vote was 37,252,730 for and 151,344 withheld.

      The shareholders re-elected Mr. David H. Wasserman as director. The vote was 37,254,370 for and 149,704 withheld.

      Mr. William C. Brooks, Mr. Kevin J. Conway and Mr. John Stanley continue as directors with terms expiring 2002. Mr. Rajendra B. Vattikuti and Mr. Ned C. Lautenbach continue as directors with terms expiring 2003.

      The shareholders approved the appointment of Arthur Andersen LLP as the independent auditors of Covansys Corporation for the year ending December 31, 2001. The vote was 36,850,231 for, 546,369 against and 7,474 abstain.

Item 6.  Exhibits

(a)  Exhibits

Number	Exhibit

(10.1)	Employment contract between the Company and Michael W. Bealmear
(11)	Computation of Earnings per share

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ MICHAEL W. BEALMEAR

Michael W. Bealmear
President, Chief Executive Officer
and Director

/s/ TIMOTHY S. MANNEY

Timothy S. Manney
Executive Vice President,
Chief Financial Officer and
Treasurer
(Principal Financial and
Accounting Officer)

Dated: August 13, 2001

Exhibit Index

Exhibit No.	Description

10.1	Employment contract between the Company and Michael W. Bealmear
11	Computation of Earnings per Share