Form 10-Q
period 2001-09-30
COVANSYS CORP
filed 2001-11-14
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	28,450,695 (Outstanding as of October 31, 2001)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Dollars in thousands)
	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$110,002	$140,123

Accounts receivable, net	78,189	82,203

Revenue earned in excess of billings, net	25,645	22,347

Deferred and refundable income taxes	17,258	13,158

Prepaid expenses and other	5,024	4,143

Total current assets	236,118	261,974

Property and equipment, net	33,706	34,169

Computer software, net	2,632	3,409

Goodwill, net	10,855	11,398

Other assets, net	12,998	19,951

Total assets	$296,309	$330,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$11,446	$13,715

Accrued payroll and related costs	27,695	27,581

Other accrued liabilities	7,570	11,991

Deferred revenue	392	1,787

Total current liabilities	47,103	55,074

Deferred taxes	639	2,969

Other liabilities	—	92
Commitments and contingencies

Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	158,846	155,660

Shareholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—

Common stock, no par value, 200,000,000 shares authorized, 28,488,695 and 29,577,428 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	—	—

Additional paid-in capital	110,826	122,139

Retained earnings (deficit)	(12,828)	2,553

Stock subscriptions receivable	(2,538)	(3,176)

Other comprehensive loss	(5,739)	(4,410)

Total shareholders’ equity	89,721	117,106

Total liabilities and shareholders’ equity	$296,309	$330,901

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands, except per share data)
	(Unaudited)

Revenues	$100,136	$105,641	$309,219	$313,193

Cost of revenues	71,453	78,870	223,394	228,005

Gross profit	28,683	26,771	85,825	85,188

Selling, general and administrative expenses	28,887	43,188	87,308	91,312

Restructuring and other	—	—	19,317	5,498

Loss from continuing operations	(204)	(16,417)	(20,800)	(11,622)

Other expense (income)	(1,006)	(2,036)	(4,229)	(4,166)

Income (loss) from continuing operations before provision (benefit) for income taxes	802	(14,381)	(16,571)	(7,456)

Benefit for income taxes	(222)	(5,036)	(4,376)	(2,147)

Net income (loss) from continuing operations	1,024	(9,345)	(12,195)	(5,309)

Loss from discontinued operations, net of income taxes	—	(627)	—	(1,692)

Gain on sale of discontinued operations, net of income taxes	—	6,072	—	6,072

Net income (loss)	1,024	(3,900)	(12,195)	(929)

Beneficial conversion feature	—	—	—	23,651

Convertible redeemable preferred stock dividends	1,070	936	3,184	1,470

Net loss available for common shareholders	$(46)	$(4,836)	$(15,379)	$(26,050)

Basic earnings (loss) per share — Weighted average shares outstanding	28,640	33,949	28,821	35,244

Basic earnings (loss) per share from continuing operations	$0.04	$(0.27)	$(0.42)	$(0.15)

Basic loss per share from discontinued operations	—	(0.02)	—	(0.05)

Basic earnings per share from gain on sale	—	0.18	—	0.17

Basic loss per share from preferred stock dividends	(0.04)	(0.03)	(0.11)	(0.71)

Basic earnings (loss) per share	$—	$(0.14)	$(0.53)	$(0.74)

Diluted earnings (loss) per share — Weighted average shares outstanding	28,640	33,949	28,821	35,244

Dilutive effect of stock options	—	—	—	—

Diluted weighted average shares outstanding	28,640	33,949	28,821	35,244

Diluted earnings (loss) per share from continuing operations	$0.04	$(0.27)	$(0.42)	$(0.15)

Diluted loss per share from discontinued operations	—	(0.02)	—	(0.05)

Diluted earnings per share from gain on sale	—	0.18	—	0.17

Diluted loss per share from preferred stock dividends	(0.04)	(0.03)	(0.11)	(0.71)

Diluted earnings (loss) per share	$—	$(0.14)	$(0.53)	$(0.74)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2000

	(Dollars in thousands)
	(Unaudited)

Cash flows from continuing operating activities:

Net loss	$(12,195)	$(929)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:

Depreciation and amortization	8,985	9,213

Write-down of accounts receivable and provision for doubtful accounts	1,302	15,852

Write-down of investment and receivable from affiliate	18,858	—

Benefit for deferred income taxes	(6,430)	—

Loss from discontinued operations	—	1,692

Gain on sale of discontinued operations	—	(10,106)
Change in assets and liabilities —

Accounts receivable and revenue earned in excess of billings	(586)	(23,078)

Prepaid expenses and other assets	(80)	(3,654)

Accounts payable, accrued payroll and related costs and other liabilities	(6,577)	(3,951)

Deferred revenue	(1,486)	395

Net cash provided by (used in) operating activities of continuing operations	1,791	(14,566)

Cash flows from investing activities:

Investment in property, equipment and other	(7,202)	(8,454)

Payment of loan guarantee for affiliate	(13,608)	—

Investment in computer software	—	(3,112)

Investments in affiliates and other	—	(10,143)

Business acquisitions and investments, net of cash acquired	—	(1,320)

Net cash used in investing activities of continuing operations	(20,810)	(23,029)

Cash flows from financing activities:

Net proceeds from issuance of common stock	969	1,151

Net proceeds from exercise of stock options and other, net	520	5,345

Repurchases of common stock	(12,591)	(85,236)

Net proceeds from issuance of convertible redeemable preferred stock and warrants	—	187,138

Net cash provided by (used in) financing activities of continuing operations	(11,102)	108,398

Cash used in discontinued operations	—	(1,936)

Increase (decrease) in cash and cash equivalents	(30,121)	68,867

Cash and cash equivalents at beginning of period	140,123	91,236

Cash and cash equivalents at end of period	$110,002	$160,103

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Income taxes	$252	$4,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1. Organization and Basis of Presentation

      Complete Business Solutions, Inc. was founded in 1985. In June 2001, Complete Business Solutions, Inc. changed its name to Covansys Corporation. Covansys Corporation and its subsidiaries (the Company) provide information technology (IT) services worldwide to large and mid-size organizations. The Company offers its clients a focused range of IT services specializing in systems integration, IT consulting and strategic outsourcing. The Company’s range of experience runs from advising clients on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions.

      The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2000 Form 10-K.

      The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 2001.

2. Income Taxes

      The Company has provided (benefited) federal and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2001 and 2000. During the third quarter of 2001, the Company incurred tax losses in excess of tax carrybacks in the United States. The Company benefited these tax losses and expects to realize these tax assets through future U.S. taxable income generated by operations.

3. Common Stock Repurchase Program

      The Company’s board of directors has authorized the repurchase of up to 12,000,000 shares of the Company’s Common Stock.

      Through December 31, 2000, the Company repurchased 8,017,600 shares of its Common Stock, for cash, at a total cost of $117,033. During the nine month period ended September 30, 2001, the Company repurchased 1,241,100 shares of its Common Stock at a total cost of $12,591. As of September 30, 2001, 2,741,300 shares remain available for repurchase under the current board authorization.

4. Convertible Redeemable Preferred Stock

      On March 17, 2000, the Company entered into an agreement with a fund managed by Clayton, Dubilier & Rice, Inc. (CDR) whereby CDR invested $200,000 in the Company, in two transactions, to purchase 200,000 shares of convertible redeemable preferred stock (Preferred Stock), convertible into 8,695,652 shares of Covansys Common Stock and also issued warrants to purchase 5,300,000 shares of the Company’s Common Stock.

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

      The Preferred Stock is redeemable at the option of the holder if not converted within ten years of the date of issuance. Due to the redeemable nature of the Preferred Stock, the difference between the proceeds allocated to the Preferred Stock and the amount of the redemption ($200,000) is being accreted to Preferred Stock over the redemption period as a dividend on Preferred Stock. The Preferred Stock ranks senior to common stock in the event of liquidation, has voting rights equal to the number of common shares into which it is convertible and is entitled to the same dividend as common stock if a dividend is declared.

      The Company also entered into an agreement with CDR whereby CDR will provide the Company financial and management advisory services.

5.  Discontinued Operations

      In June 2000, the Company’s board of directors adopted a plan to sell the operations of its contract programming services subsidiary, Synova. Accordingly, the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2000 have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “loss from discontinued operations” in the accompanying condensed consolidated statements of operations. The net cash flows of Synova have been included in “cash used in discontinued operations” in the accompanying condensed consolidated statements of cash flows.

      Summarized financial information for the discontinued operations of Synova are as follows:

Nine Months
Ended
September 30, 2000

Revenues	$39,204

Loss from operations	2,685

      On September 28, 2000, the Company sold Synova to a related party in exchange for 750,000 shares of the Company’s Common Stock, determined to be the fair market value. As a result of this exchange the Company recorded a gain on the sale of a discontinued operation of $6,072, net of income taxes.

6.  Restructuring and Other Costs

      The Company had an equity investment in a management consulting firm and also provided a guarantee of the consulting firm’s bank debt. In June of 2001, the Company determined that this equity investment did not fit the strategic direction of the Company. In connection with that determination, the Company also decided to terminate its guarantee of the consulting firm’s bank debt. This decision resulted in the Company being required to pay the bank debt in the amount of $13,600. In return, the Company received a note receivable from the consulting firm in such amount.

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

      During the three month period ended March 31, 2001, the Company incurred approximately $1,516 in costs for severance and certain non-recurring employee costs related to the Company’s organizational restructuring. The charge related to approximately 150 employees in the Company’s U.S. operations and management. In addition, the Company incurred approximately $1,700 in legal and advisory fees related to discontinued acquisition discussions. These costs have been paid by September 30, 2001.

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

      We offer our clients a focused range of IT services specializing in systems integration, IT consulting and strategic outsourcing. Our range of experience runs from advising clients on IT business strategic plans to developing and implementing appropriate IT applications solutions.

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

Results of Operations

      Revenues.  Revenues decreased 5.2% to $100.1 million for the three month period ended September 30, 2001 from $105.6 million for the same period in 2000. The decrease was largely attributable to the slowing market economy and the negative impact on the billable hours that were worked by our IT professionals due to the terrorist attacks. Revenues decreased 1.3% to $309.2 million for the nine month period ended September 30, 2001 from $313.2 million for the same nine month period in 2000. The decrease was primarily due to reduced billable headcount and the slowing market economy.

      Gross Profit.  Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit increased approximately 7.1% to $28.7 million for the three month period ended September 30, 2001 from $26.8 million for the same period in 2000. Gross profit as a percentage of revenues increased to approximately 28.6% for the three month period ended September 30, 2001 from approximately 25.3% for the same period in 2000. Gross profit increased approximately 1% to $85.8 million for the nine month period ended September 30, 2001 from $85.2 million for the same period in 2000. Gross profit as a percentage of revenues increased to approximately 27.8% for the nine month period ended September 30, 2001 from approximately 27.2% for the same period in 2000. These increases in gross profit and gross profit as a percentage of revenues are primarily attributable to increases in domestic and offshore utilization rates.

      Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased approximately 33.1% to $28.9 million for the three months ended September 30, 2001 compared to $43.2 million for the same period in 2000 and approximately 4.4% to $87.3 million for the nine month period ended September 30, 2001 from $91.3 million for the same period in 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 28.8% for the three month period ended September 30, 2001 from 40.9% for the same period in 2000 and to 28.2% for the nine month period ended September 30, 2001 from 29.2% for the same period in 2000. During the three month period ended September 30, 2000, the Company recorded a $15 million charge primarily to write-down certain accounts receivables from dot.com companies which had become uncollectible and to recognize lower valuations of investments in certain dot.com companies. After adjusting the three month period ended September 30, 2000, for the impact of this write-down, selling, general and administrative expenses remained flat for the three month period ended September 30, 2001. After adjusting the nine month period ended September 30, 2000 for the impact of this write-down, selling, general and administrative expenses increased in 2001 primarily due to the expansion of our direct sales force.

      Other Expense (Income).  Other expense (income) represents interest earned on cash and cash equivalents. Other income for the three month period ended September 30, 2001 was $1.0 million, as compared to $2.0 million for the same period in 2000. The decrease is primarily due to lower interest rates on investments.

      Benefit for Income Taxes. We have provided (benefited) federal and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2001 and 2000. During the third quarter of 2001, the Company incurred tax losses in excess of tax carrybacks in the United States. The Company benefited these tax losses and expects to realize these tax assets through future U.S. taxable income generated by operations.

Liquidity and Capital Resources

      We generally fund our operations and working capital needs through internally generated funds, periodically supplemented by borrowings under our revolving credit facilities with a commercial bank. Our cash provided by operations was $1.8 million for the nine month period ended September 30, 2001 compared to cash used in operations of $14.6 million for the same period in 2000. The increase of cash provided by operations is primarily due to accelerated collections on accounts receivable.

      The principal use of cash for investing activities during the nine month period ended September 30, 2001 was the payment of the loan guarantee of an affiliate and for the purchase of property and equipment.

      In addition to our current cash balance of $110,002 million, we maintain an arrangement with a commercial bank to facilitate future cash flow requirements. Under this arrangement we may borrow an amount not to exceed $30.0 million with interest at the bank’s prime rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term payable on demand and are secured by our trade accounts receivable and equipment.

      Net cash used by financing activities of $11 million for the nine month period ended September 30, 2001 was due primarily to the repurchase of 1,241,100 shares of our Common Stock, offset slightly by proceeds from stock option exercises and sales.

      Our offshore development centers’ operations accounted for approximately 15% of our total revenues during the three month period ended September 30, 2001. These revenues were comprised of rates and hours charged in the direct billings to our customers. Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the nine month period ended September 30, 2001 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not generally use any types of derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Inflation did not have a material impact on our revenues or income from operations during the nine month period ended September 30, 2001.

Recently Issued Financial Accounting Standards

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 is effective for the Company’s fiscal year beginning January 1, 2002 and is not expected to have a material impact upon adoption.

      On June 30, 2001, the FASB issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method of accounting. Under Statement 142, goodwill and intangible assets that have indefinite useful lives will no longer be subject to amortization. Rather, goodwill and intangible assets will continue to be subject to at least an annual assessment for impairment. Under Statement 142, this is achieved by applying a fair-value based test. In addition, other intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. The Company is required to adopt Statement 142 in the first quarter of 2002. Although management has not fully assessed the impact of these pronouncements, it is anticipated that the Company will cease recognizing approximately $136,000 of quarterly goodwill amortization beginning in the first quarter of 2002.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

(a)  Exhibits

Number	Exhibit

(11)	Computation of Earnings per share

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ MICHAEL W. BEALMEAR

Michael W. Bealmear
President, Chief Executive Officer
and Director

/s/ MICHAEL S. DUFFEY

Michael S. Duffey
Executive Vice President and
Chief Financial Officer

Dated: November 14, 2001

Exhibit Index

Exhibit No.	Description

11	Computation of Earnings per Share