Form 10-K405
period 2001-12-31
COVANSYS CORP
filed 2002-03-14
CIK 1028461

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2002 was $157,335,425.

     The number of shares outstanding of the registrant’s common stock as of March 1, 2002 was 28,017,080.

Documents Incorporated by Reference

     Portions of the Proxy Statement of the Registrant for its 2002 Annual Meeting of Shareholders to the extent expressly so stated, are incorporated by reference into Part III of this Report.

PART I
PART II
PART III
PART IV
SIGNATURES
Letter Agreement with Michael S. Duffey
Loanout Agreement with Clayton, Dublier & Rice Inc
Employement Agreement with Martin C. Clague
Subsidiaries of Registrant
Consent of Arthur Andersen LLP

COVANSYS CORPORATION AND SUBSIDIARIES

FORM 10-K

For the Fiscal Year Ended December 31, 2001

PART I

Item 1. Business

Summary

      On February 5, 2001, Complete Business Solutions, Inc. announced that it began doing business under the new name Covansys Corporation and changed it’s Nasdaq National Market ticker symbol from CBSI to CVNS. Shareholder approval of the name change occurred in July 2001.

      Covansys Corporation is a global information technology (IT) services company that brings a competitive advantage to our clients by delivering innovative, results-oriented information management solutions with a scalable delivery model. We offer clients a focused range of IT services specializing in systems integration services and strategic outsourcing. Our range of experience runs from advising clients on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions. We are a single source provider of IT services including: (1) client server development; (2) IT consulting; (3) large systems applications development and maintenance; and (4) packaged software implementation, such as ERP. We sold our contract programming division during 2000.

      We apply industry-specific IT consulting services to a wide range of leading technology platforms and perform these services in a variety of emerging computing environments. Our technology service offerings include: (1) electronic commerce solutions, including Web-to-Enterprise Integration (WEIsm) services; (2) data warehousing solutions; and (3) services to support enterprise-wide applications such as Internet/intranet development. We have established a growing capability to deliver e-commerce solutions. We believe that our range of services minimizes our dependence on any single technology, enabling us to serve as a single-source provider for our clients’ IT applications needs. This also enables us to cross-sell our services to existing clients.

      We offer flexible, cost-effective project delivery capabilities by providing our clients a choice among any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our development facilities in North America; or (3) offshore at one of our development facilities in India. We have been developing our extensive offshore infrastructure since 1992 and believe that it is one of the largest and best in the industry. Our ability to deliver services globally is enhanced by our local account management and recruiting infrastructure, consisting of a geographically dispersed network of 23 offices worldwide and 100 sales and client executives. Our infrastructure allows us to act as a local partner, becoming an integral member of a client’s technology team. This demonstrates our commitment to each market and enhances our ability to attract locally based clients and consultants.

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

      Our goal is to be the preferred, single-source provider of IT services to an expanding base of clients by establishing teams that quickly and cost effectively provide strong industry-specific solutions. To achieve this goal, our strategy is to:

•	Create awareness of our extensive capabilities in systems integration services and strategic outsourcing;

•	Capitalize on the marketing and development efforts of vertically focused industry solutions groups;

•	Expand the breadth and depth of our technical capabilities through a continued evaluation of emerging technologies and development of industry solutions;

•	Focus our infrastructure, both domestically and internationally, to serve local clients and capitalize on our significant investment in offsite and offshore development centers;

•	Create virtual partnerships with our clients to provide them with a broad range of IT solutions and establish cross-selling opportunities; and

•	Seek mergers, acquisitions and investments that complement our core skills or expand our geographic reach and have the potential to increase our overall value.

The Covansys Advantage

      The Covansys advantage enables our clients to use IT as a more effective business tool consistent with their evolving business needs. The key attributes of our advantage are that we:

•	Offer clients a single-source provider of a broad range of IT services, from advising them on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions. This range includes emerging technology services such as data warehousing solutions, electronic commerce solutions and network services.

•	Assure clients of the highest quality software services by achieving a Level 5 quality rating at our offshore development centers in India. We achieved this designation as set by the Software Engineering Institute’s Capability Maturity Model. Our proven software engineering and management processes are extremely efficient in managing project costs and delivery for customers.

•	Provide flexible project delivery by offering our clients any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our development facilities in North America; or (3) offshore at one of our development facilities in India. This flexibility enables our clients to determine their degree of project involvement and to control the costs and speed of project delivery.

•	Offer a local presence by delivering our services to clients through a geographically dispersed network of 23 offices worldwide and 100 sales and client executives. Our presence allows us to demonstrate our commitment to the local market and enhances our ability to attract locally based clients and consultants.

•	Recruit and train our consultants globally through our established domestic and international network. Consultants receive technical training in software engineering techniques and key technologies at one of our U.S. training centers or one of our overseas training centers in India. These centers are equipped with a variety of hardware, software and development tools.

Growth Strategy

      Our goal is to become the preferred single-source provider of IT services to an expanding base of clients by establishing teams that quickly and cost effectively provide industry-based IT applications solutions. To achieve this goal, our strategy is to:

•	Create awareness of our extensive capabilities in systems integration and strategic outsourcing. We launched a branding campaign in early 2000 to better understand how we are perceived by our clients and clarify our unique strengths and capabilities. We defined a new company name to characterize our true potential. The new name was launched on February 5, 2001.

•	Capitalize on the marketing and development efforts of vertically focused industry solutions groups. These groups develop solutions based on in-depth knowledge of particular industries and a detailed understanding of the client’s business. They sell and market a broad range of ERP and other solutions to existing clients and also obtain new clients within our targeted industries. We provide proprietary knowledge and customized templates to support these targeted industries. Targeted industries include Public Sector and HealthCare.

•	Expand the breadth and depth of our technical capabilities through training existing personnel, recruiting experienced talent and acquiring or merging with complementary businesses. Our continued evaluation of emerging technologies enables us to add new service offerings and minimizes our dependence on any single technology.

•	Focus our infrastructure, both domestically and internationally, and capitalize on our significant investment in offsite and offshore development centers, as well as our systems, methodologies, training programs and marketing efforts. We believe that our existing development centers can be further leveraged to support a significantly larger number of consultants.

•	Create virtual partnerships with our clients to provide them with IT solutions so that we become an extension of their organization. This strategy uses a team approach that makes the client an integral team member. We consider the impact of each project on the entire application to build a broader solution over time. We quickly assemble capable teams and use the strategic insights of the client to produce flexible, supportable business and IT solutions.

•	Seek mergers, acquisitions and investments in technology alliances or start-up companies that complement our core skills or expand our geographic reach and have the potential to increase our overall value, rather than merely increase our revenues. We believe that our diversified management organization allows us to efficiently integrate acquisitions.

Systems Integration Services

      We offer our clients a broad range of IT services, from advising clients on strategic technology plans to developing and implementing appropriate IT solutions. Our systems integration capabilities include providing services in custom application development, including client server development; document management; data warehousing; business process reengineering and packaged software implementation services such as ERP implementation, upgrades and enhancements. Integrating Web applications with core business systems is a strategic competency.

      We are well positioned to meet the challenge of making independently designed application systems and packaged systems work together, both within and across enterprises. We offer the right technological infrastructure and experience to evaluate and select middleware solutions. Our advanced technology development skills, combined with our offshore capabilities, offer clients looking for integration solutions the right mix of pricing, productivity and resource deployment.

      Web-to-Enterprise Integration (WEISM) requires looking at the whole picture and the potential for leveraging such solutions as ERP in order to create an integrated customer-focused IT strategy. Our goal is to improve efficiency, expedite key decisions, enrich customer relationships and make our client’s e-business a profitable business. The result will be an information strategy that reduces costs and generates revenue for the client.

      This expertise, along with our ability to evaluate and provide other e-commerce solutions, such as data warehousing, enables us to maintain a valuable partnership with our clients, provide business consulting services and meet their IT demands.

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

      In order to meet aggressive schedules, we offer our clients one of the largest U.S.-owned offshore capabilities in the world. This capability sets us apart from many competitors who can only offer services based in the US market. Our local partnership/ global delivery philosophy enables us to quickly and cost-effectively complete projects and deploy key applications. This allows our customers to focus on their core business while relying on us to provide complete IT services.

Industry Specific Solutions

      In addition, to these core categories of technical services, we expect to achieve higher penetration in our vertical markets, such as Public Sector and Healthcare, with our industry-specific solutions. Our domain expertise and intellectual property offers a higher level of subject matter knowledge so that we can offer our clients additional value in developing their IT solutions. Our industry knowledge helps our customers respond to such technological issues as e-business, globalization, deregulation and privacy. We offer focused leadership in the public sector and healthcare industries, as well as years of technology delivery experience in retail, manufacturing, financial services and telecommunications.

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

      We have years of experience with a number of industries, such as healthcare, public sector, telecommunications, retail, manufacturing and financial services. In addition, we have become recognized leaders in a number of industries with proprietary software or methods that address very specific business issues. Examples of our industry specific solutions include:

•	HIPAA Compliance Programs

•	Clarety Public Retirement Administration Package

•	CCMS/2000 Child Care Management System

Clients

      Using our strategic approach, we are quickly becoming an important supplier to these middle market clients. In 2001, we provided services to over 500 clients in North America, Europe and Asia. Our strategy is to maximize our client retention rate and to secure additional engagements by providing quality services and by being responsive to our client needs. For each of the past five years, existing clients from the previous fiscal year generated more than 80% of our revenues.

      Certain of our representative clients in various industries are listed in the following table:

Banking and Financial Services

American Century

Amerisure
Bank One Services Corporation
Chase Manhattan Corporation
Fleet Services Corporation
UNUMProvident Corporation
Healthcare

CHA Health

Henry Ford Health System
The Regence Group
Medcor, Inc.
Manufacturing

DaimlerChrysler AG

Ford Motor Company
General Motors Corporation
Johnson Controls, Inc.
Visteon Automotive Services
Public Sector

State of California

State of Indiana
State of Michigan
State of Ohio
State of Rhode Island
State of South Carolina
State of Tennessee
U.S. Virgin Islands

Retail and Distribution

The GAP, Inc.

The Kroger Company
Lands’ End, Inc.
Spartan Stores, Inc.
Utilities and Telecommunications

Lucent Technologies, Inc.

South Carolina Electric and Gas Company
Southern California Edison
Sprint Corporation

Sales and Marketing

      Traditionally, we have generated the majority of our new sales through our account management structure.

      In late 2000, we determined that a focused sales and marketing organization to target new business opportunities would help us grow and identify new clients more effectively. We recruited an executive to perform this function and assemble the needed sales executives in our organization. This strategy was accomplished in early 2001. By mid-year, the sales team was well established and the sales reporting relationships moved back into their respective geographic regions in late 2001.

      Cross-selling our industry solutions and other services to existing clients has been a successful way to expand our business. This accounts for much of the extensive recurring revenue volume we have enjoyed over the years. Our past acquisitions have expanded our range of industry solutions and services, enabling us to be even more successful in this activity.

      Our sales strategy has always focused on making us an extension of the client organization and making the client a member of our service delivery team.

      In addition to our sales group, we have a dedicated marketing department responsible for branding, advertising and the coordination of all corporate communications. The successful efforts of the marketing team effectively promote our services and delivery methodologies. The marketing group provides information and acts as a liaison to industry analysts including Gartner, Giga, Meta Groups and Forrester.

Human Resources

      Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. Our strategy for achieving “career-based employment” includes career planning, thorough initial and ongoing training, allocation of assignments in accordance with employee skills and career objectives and a comprehensive benefits package. This package includes a company-matched 401(k) plan, stock purchase plan, health, dental and vision insurance, preventive medical, short-term disability insurance, a flexible spending account and tuition reimbursement. We also will continue to grant stock options as part of our recruitment and retention strategy. As part of our effort for minimizing turnover we emphasize:

•	Human resource management;

•	Competitive salaries;

•	Comprehensive benefits; and

•	Employee stock options

      We use aggressive recruitment strategies to source well-qualified and well-credentialed consultants throughout the United States. Our most successful candidate sources include: Employee Referrals, Management Referrals, Internet Searching and Postings, On-line Career Fairs, Traditional Career Fairs, Professional Organizations, Trade Shows, Seminars, advertisements and articles in leading newspapers, business periodicals, trade magazines, networking, out-placement firms and search firms. In addition, our recruiting activities seek to draw on an international pool of IT talent. We actively recruit in a variety of countries including India, England, Belgium, France, Germany, the Netherlands and Singapore.

      Our rigorous recruiting process includes track-specific screening interviews, standardized on-line assessments targeted to the specific technical skills and level of expertise required, technical interviews conducted by our employees, management interviews, and an extensive background investigation process. Once employed, consultants are staffed on client engagements and project teams based on business demand and as appropriate to their skills and expertise.

      Our consultants typically have Bachelor’s or Master’s degrees in Computer Science, Engineering or other technical disciplines. As of December 31, 2001, we had 4,206 employees comprised of 3,633 IT professionals, 169 sales and marketing personnel and 404 general and administrative personnel. As of December 31, 2001, we also had 211 independent contractors working on client engagements.

      We have employee training centers in a variety of locations in the United States and in India. These training centers employ full-time instructors and are equipped with hardware, software and development tools. Along with technical training, we provide business skills to enhance team building, diversity awareness and key consulting skills such as presentations and communications training. We also provide training to prepare for specific future technical assignments followed by one month of self-study.

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

      We provide over 200 courses on our computer-based training system, which is available 24 hours a day, 7 days a week. We have license to 250 titles with access to over 1200 titles of technical coursework. In addition to technical skills in a variety of programming languages, we offer courses in business and administration skills.

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

      We have principal offices in the following locations:

North America		International
Atlanta, GA Basking Ridge, NJ Chicago, IL Cleveland, OH Columbus, OH Farmington Hills, MI Lansing, MI Indianapolis, IN	Los Angeles, CA Middletown, CT Milpitas, CA Montreal, Canada Portland, OR Providence, RI Sacramento, CA Tampa, FL	Bangalore, India Brussels, Belgium Chennai, India London, U.K. Mumbai, India Munich, Germany Singapore

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported on the Nasdaq National Market.

	Price Range of
	Common Stock

	High	Low
Year Ended December 31, 2000:
First Quarter	$28.00	$16.63
Second Quarter	$24.88	$15.94
Third Quarter	$20.75	$11.25
Fourth Quarter	$13.75	$6.25
Year Ended December 31, 2001:
First Quarter	$13.19	$9.13
Second Quarter	$13.65	$8.61
Third Quarter	$13.32	$7.45
Fourth Quarter	$9.98	$6.38

      On February 5, 2001, Complete Business Solutions, Inc., announced that it began doing business under the new name Covansys Corporation and changed its Nasdaq National Market ticker symbol from CBSI to CVNS. Shareholder approval of the name change occurred in July 2001.

      As of March 1, 2002, there were approximately 710 shareholders of record of our common stock.

      Since our initial public offering in March 1997, we have not paid cash dividends on our common stock. We currently anticipate that all of our earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

      The selected financial data presented below for the five years ended December 31, 2001, are derived from our Consolidated Financial Statements and related Notes thereto. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Form 10-K.

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

      On January 27, 1998 and July 24, 1998, we merged with c.w. Costello & Associates, inc. (“Costello”) and Claremont Technology Group, Inc. (“Claremont”), respectively. These mergers were accounted for by the pooling of interests method of accounting and accordingly, the consolidated balance sheets, statements of operations, cash flows and shareholders’ equity and all financial information included in this Form 10-K have been retroactively restated.

      Complete Business Solutions, Inc. (CBSI) and Costello had fiscal years ending December 31 and Claremont had a fiscal year ending June 30. The statement of operations data presented below for the year ended December 31, 1997, combine CBSI’s and Costello’s results for the year ended December 31, 1997, with Claremont’s results for the year ended June 30, 1997. The statement of operations data for the year ended December 31, 1998, combine all three companies’ results for the year ended December 31, 1998. The balance sheet data as of December 31, 1997 combine CBSI’s and Costello’s balance sheets as of December 31, 1997, with Claremont’s balance sheet as of June 30, 1997. The balance sheet data as of December 31, 1998, combine all three companies’ balance sheets as of that date.

	Years Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$249,532	$361,667	$443,541	$419,641	$404,734
Cost of revenues	168,880	236,499	297,171	308,299	290,651

Gross profit	80,652	125,168	146,370	111,342	114,083
Selling, general and administrative expenses	62,855	83,233	98,645	143,467	115,011
Restructuring, merger costs and other(a)	1,559	28,250	5,367	21,507	23,665

Income (loss) from continuing operations	16,238	13,685	42,358	(53,632)	(24,593)
Other expense (income)	(842)	(2,927)	(3,737)	(6,060)	(5,531)

Income (loss) from continuing operations before provision (benefit) for income taxes and minority interest	17,080	16,612	46,095	(47,572)	(19,062)
Provision (benefit) for income taxes	7,246	9,962	16,283	(11,255)	(8,544)
Minority interest	82	—	—	—	—

Net income (loss) from continuing operations	$9,752	$6,650	$29,812	$(36,317)	$(10,518)

Income (loss) from discontinued operations, net of income taxes	55	41	(15)	(1,692)	—
Gain on sale of discontinued operations, net of income taxes	—	—	—	6,072	—

Net income (loss)	9,807	6,691	29,797	(31,937)	(10,518)
Beneficial conversion feature	—	—	—	(23,651)	—
Convertible redeemable preferred stock dividends	—	—	—	(2,569)	(4,265)

Net income (loss) available for common shareholders	$9,807	$6,691	$29,797	$(58,157)	$(14,783)

Diluted (basic where applicable) earnings (loss) per share			$0.78	$(1.77)	$(0.51)

Diluted (basic where applicable) weighted average shares outstanding			38,212	32,892	28,704

	As of December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$72,698	$60,732	$91,236	$140,123	$123,755
Working capital	101,106	108,857	166,051	206,900	187,157
Total assets	168,240	191,045	277,388	330,901	297,623
Revolving credit facility and long-term debt	4,958	—	—	—	—
Total shareholders’ equity	125,326	141,155	236,417	117,106	87,805

(a)	Fiscal year 2001 consists of approximately $14.7 million related primarily to the disposal of an equity investment and related note receivable based on management’s determination that this investment no longer fit the strategic direction of the company; approximately $7.3 million of costs associated with our organizational restructuring, including severances and lease terminations; and approximately $1.7 million in legal and advisory fees related to discontinued acquisition discussions. Fiscal year 2000 consists of approximately $18.6 million of costs associated with our organizational restructuring, including severance and lease terminations, and approximately $2.9 million related primarily to the write-down of certain assets which we determined were no longer realizable. Fiscal year 1999 consists of approximately $5.4 million of certain non-capitalizable merger and other costs, including lease termination and severance, related to the acquisition of EBS. Fiscal year 1998 consists of approximately $12.7 million in transaction costs related to the mergers with Costello and Claremont and approximately $15.6 million related primarily to the write-down of certain assets which Claremont determined, prior to June 30, 1998, were no longer realizable. Fiscal year 1997 consists of approximately $1.6 million in transaction costs related to the merger with Synergy Software, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in Item 8 of this Form 10-K. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include our failure to recruit and retain IT professionals, risks related to our merger, acquisition and strategic investment strategy, variability of our operating results, government regulation of immigration, potential cost overruns on fixed-price projects, exposure to regulatory, political and economic conditions in India and Asia, competition in the IT services industry, short-term nature and termination provisions of contracts, economic conditions unique to clients in specific industries, and limited protection of intellectual property rights, each of which are discussed herein under the caption “Factors that may Affect Future Results.”

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

      We offer our clients a focused range of IT services specializing in systems integration services and strategic outsourcing. Our range of experience runs from advising clients on IT business strategy and strategic plans to developing and implementing appropriate IT applications solutions.

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis, although such projects are generally billed on a time-and-materials basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method. For the years ended December 31, 2001 and 2000, approximately 32% and 20%, respectively, of our total revenues were generated from fixed-price engagements. Fixed-price engagements generally experience higher gross margins than time-and-materials engagements due to our project management experience and ability to control project variables.

      Our most significant cost is project personnel cost, which consists primarily of salaries, wages and benefits for our IT professionals. We strive to maintain our gross profit margin by controlling project costs and offsetting increases in salaries and benefits with increases in billing rates. We use a human resource management team to ensure that IT professionals are quickly placed on assignments to minimize nonbillable time and are placed on assignments that use their technical skills and allow for maximum billing rates. We have realized higher gross profit margins from our shift away from contract programming services and from our shift to offshore projects in India, where the personnel cost of IT professionals is lower as a percentage of professional service fees. This benefit is partially offset due to additional coordination efforts and costs for offshore projects.

      In an effort to sustain our growth and profitability, we have made and continue to make substantial investments in our infrastructure, including: (1) development centers in the United States and India; (2) system methodologies; (3) sales and marketing teams; (4) a geographically dispersed branch management structure; and (5) internal systems.

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

	Years Ended
	December 31,

	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	67.0	73.5	71.8

Gross profit	33.0	26.5	28.2
Selling, general and administrative expenses	22.3	34.2	28.4
Restructuring, merger costs and other	1.2	5.1	5.8

Income (loss) from continuing operations	9.5%	(12.8)%	(6.0)%

2001 Compared to 2000

      Revenues. Our revenues decreased 3.6% to $404.7 million for fiscal 2001 from $419.6 in fiscal 2000. This decline in revenues is primarily due to the continued soft U.S. economy and elongated sales cycles as well as to the delay of some contracts due to financial uncertainties felt by some of our clients. For the year ended December 31, 2001, over 90% of our revenues were generated from existing clients from the previous fiscal year.

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit increased 2.5% to $114.1 million in fiscal 2001 from $111.3 million in fiscal 2000. Gross profit as a percentage of revenues increased to 28.2% for fiscal 2001 from 26.5% in fiscal 2000. The increase in gross profit and gross profit as a percentage of revenues are due to increased utilization rates in both the U.S. and India, an increased proportion of our professional services being performed in India, and an increase in the percentage of revenue from fixed-price engagements.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resource and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased 19.9% to $115.0 million in fiscal 2001 from $143.5 million in fiscal 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 28.4% in fiscal 2001 from 34.2% in fiscal 2000. This decrease is primarily due to the actions in 2000 to write-down approximately $23.0 million of accounts receivable from dot.com companies which had become uncollectible as well as the write-down of approximately $15.3 million of goodwill that we determined was no longer realizable. In 2001, we continued to enhance our selling and marketing capabilities and completed our branding campaign.

      Other Expense (Income). Other expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. Other expense (income) for fiscal 2001 was $5.5 million compared to $6.1 million in fiscal 2000. This decrease is primarily due to lower interest rates earned on the investment of funds.

      Benefit for Income Taxes. During fiscal 2001 we incurred substantial tax losses in the United States offset partially by taxable income in India. The tax losses in the United States are in excess of tax carrybacks. We benefit tax losses and expect to realize tax assets through tax carry-back and future U.S. taxable income. The effective tax rate for the year is the result of a lower tax rate in India versus the U.S.

2000 Compared to 1999

      Revenues. Our revenues decreased 5.4% to $419.6 million for fiscal 2000 from $443.5 million in fiscal 1999. This decline in revenues is primarily due to longer customer sales cycles brought on by the IT industry slowdown. For the year ended December 31, 2000, approximately 85% of our revenues were generated from existing clients.

      Gross Profit. Gross profit decreased 23.9% to $111.3 million in fiscal 2000 from $146.4 million in fiscal 1999. Gross profit as a percentage of revenues decreased to 26.5% for fiscal 2000 from 33.0% in fiscal 1999. The decrease in gross profit and gross profit as a percentage of revenues are due to the decrease in revenues between periods, decreased utilization rates, and our continuing investment in training and development of our IT professional workforce.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 45.5% to $143.5 million in fiscal 2000 from $98.6 million in fiscal 1999. As a percentage of revenues, selling, general and administrative expenses increased in fiscal 2000 to 34.2% from 22.3% in fiscal 1999. These increases result from the recording of a $23.0 million charge significantly due to the write-down of certain accounts receivable from dot.com companies which had become uncollectible and to recognize lower valuations of investments in certain dot.com companies. In addition, we recorded a $15.3 million charge to write-down goodwill, primarily from our acquisition of EBS, that we determined was no longer realizable. We continued to make increasing infrastructure investments, including the enhancement of our selling and marketing capabilities, as we pursued our transformation and repositioning strategy.

      Other Expense (Income). Other expense (income) for fiscal 2000 was $6.1 million compared to $3.7 million in fiscal 1999. This increase is primarily due to interest earned from the investment of funds received in connection with the issuance of Convertible Redeemable Preferred Stock to Clayton, Dubilier & Rice, Inc. in April and July of 2000.

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

      Gross Profit. Gross profit increased 16.9% to $146.4 million in fiscal 1999 from $125.2 million in fiscal 1998. This increase is primarily attributable to increases in our IT professional workforce and average U.S. billing rates. Gross profit as a percentage of revenues decreased to 33.0% for fiscal 1999 from 34.6% in fiscal 1998. This decrease in gross profit as a percentage of revenues is primarily attributable to a decrease in offshore utilization resulting from the continuing transition from Year 2000 related services to emerging technology services, including e-business services.

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

Restructuring, Merger and Other Related Charges

      In fiscal 2001, the Company recorded restructuring and other costs of $23,665, consisting of the following:

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	14,700
Severance and costs associated with the continued building of a new executive management team	5,300
Termination of lease obligations associated with consolidation of facilities	900
Discontinued acquisition discussions	1,700
Other	1,055

      In fiscal 2000, we recorded restructuring and other costs of $21,507, consisting of the following:

Severance and costs associated with building a new executive management team	8,800
Termination of lease obligations associated with consolidation of facilities	5,800
Write-off of assets due to change in strategic direction	2,900
Other	4,007

      In fiscal 1999, we recorded merger and other costs of $5,367, principally for lease termination and employee severance related to the acquisition of EBS. These costs did not meet the requirements of Emerging Issues Task Force (EITF) 95-03 and therefore were not accrued at the time of acquisition and capitalized in goodwill.

Related Party Transactions

      During the year ended December 31, 2000, we sold Synova, Inc. (Synova), our contract programming services subsidiary, to a related party. We paid approximately $1,538 to Synova for contract services for the year ending December 31, 2001. As of December 31, 2000, we owed Synova $652 for services rendered between the companies. As of December 31, 2001, Synova owed us $6 for services rendered between the companies.

      We paid approximately $333 and $949 to Clayton, Dubilier & Rice, Inc. for financial and management advisory services for the years ended December 31, 2000 and 2001, respectively.

      We paid approximately $506, $717, and $1,118 for the years ended December 31, 1999, 2000, and 2001, respectively, for consulting services provided by an affiliate owned by an outside director.

New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of

Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 is effective for the Company’s fiscal year beginning January 1, 2002 and its not expected to have a material impact upon adoption.

      On June 30, 2001, the FASB issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method of accounting. Under Statement 142, goodwill and intangible assets that have indefinite useful lives will no longer be subject to amortization. Rather, goodwill and intangible assets will be subject to at least an annual assessment for impairment. Under Statement 142, this is achieved by applying a fair-value based test. In addition, other intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. The Company is required to adopt Statement 142 in the first quarter of 2002. Although management has not fully assessed the impact of these pronouncements, the Company will cease recognizing approximately $136 of quarterly goodwill amortization beginning in the first quarter of 2002.

Liquidity and Capital Resources

      We generally fund our operations and working capital needs through internally generated funds, periodically supplemented by borrowings under our revolving credit facilities with a commercial bank. Cash provided by (used in) operating activities was $12.5 million, $(3.3) million and $18.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. The increase in cash provided by operations in 2001 is primarily due to increased gross profit margins, a decrease in the accounts receivable days sales outstanding and receipt of approximately $17.3 million in tax refunds.

      The principal use of cash for investing activities during the three years ended December 31, 2001 was for the purchase of property and equipment, primarily as part of the development and enhancement of our offshore software development centers, the investment in internally developed computer software, other strategic investments and the affiliate loan guarantee.

      To facilitate future cash flow needs, we have an arrangement with a commercial bank, where we may borrow an amount not to exceed $30.0 million with interest at the bank’s prime interest rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by our trade accounts receivable and equipment. During the three year period ended December 31, 2001, we have not had any significant average balances outstanding under this arrangement.

      Net cash provided by (used in) financing activities was $63.2 million, $81.3 million and $(12.8) million for years ended December 31, 1999, 2000 and 2001, respectively. The change in cash provided by financing activities in 2001 was primarily due to the funds received in connection with the issuance of Convertible Redeemable Preferred Stock in 2000 of $185.7 million and realizing net proceeds from the issuance of common stock of $61.2 million in fiscal 1999 in a follow-on offering. Significant use of cash in financing activities was for the repurchase of our Common Stock. During the years ended December 31, 1999, 2000 and 2001, we repurchased 354,000, 7,663,600 and 1,482,700 shares, respectively, of our Common Stock, for cash, at a total of $5.2 million, $111.8 million and $14.5 million, respectively.

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in 1999, 2000 and 2001 did not have a material impact on income (loss) from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not generally use any types of derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Revenues generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States, accounted for 12.2% of our total 2001 revenues. In addition, services provided by our other international operations, primarily in Europe, accounted for 4.2% of our total revenues.

      Inflation did not have a material impact on our revenues or income (loss) from operations in fiscal years 1999, 2000 and 2001.

Factors That May Affect Future Results

Failure to Recruit, Train and Retain Skilled IT Professionals Could Increase Costs or Limit Growth

      Our continued success depends upon our ability to attract, develop, motivate and retain highly skilled IT professionals and project managers with the necessary technical skills and experience who may be in high demand worldwide. We cannot be certain that we will be able to attract or retain the IT professionals that we seek.

Failure to Properly Manage Mergers, Acquisitions and Strategic Investments

      We have expanded, and plan to continue to expand our operations through mergers with or acquisitions of additional businesses.

      Mergers and acquisitions involve a number of special risks, including:

      • Diversion of management’s attention;

      • Failure to retain key personnel of the acquired business;

      • Assumption of unanticipated legal liabilities and other problems; and

      • Difficulties in integrating systems, operations and cultures;

      We have previously made and may continue to make investments in start-up companies that have the potential to be successful and to complement our current business. Investing in such companies is a highly risky strategy. These companies frequently have a limited operating history, unproven business plans and are exposed to high start-up costs.

Variability of Operating Results

      Our revenues and operating results can vary from quarter to quarter depending on a number of factors, including:

      • The timing and number of client projects commenced and completed during a quarter;

      • Employee hiring, attrition, utilization and billing rates; and

      • Progress on fixed-price projects during a quarter;

      Because a high percentage of our expenses are fixed, such as personnel and facilities costs, a variation in revenues may cause a significant variation in our quarterly operating results and could result in losses.

Impact of Government Regulation of Immigration Could Limit Growth

      We recruit IT professionals globally. We must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2001, approximately 21% of our worldwide workforce was working under H-1B temporary work permits in the United States. Government regulation limits the number of new H-1B permits that may be approved in a fiscal year. If the limit is reached in any year, we may not be able to recruit enough IT professionals to meet our personnel requirements. This could adversely affect our business.

Our Fixed-Price Projects Expose us to Cost Overrun Risks

      We realized approximately 32% and 20% of our revenues from fixed-price projects during the years ended December 31, 2001 and 2000, respectively. Significant cost overruns can occur if we fail to:

      • Adequately estimate the resources required to complete a project;

      • Properly determine the scope of an engagement; or

      • Complete our contractual obligation in a manner consistent with the project plan.

      We cannot be certain that any of our existing or future fixed-price projects will be profitable.

Exposure to Regulatory, Political and General Economic Conditions in India and Asia

      Our off-shore operations in India and Asia accounted for approximately 12.2% of our total revenues for the year ended December 31, 2001 and approximately 24% of our workforce was located in India and Asia. We benefit directly from certain incentives provided by the Indian government to encourage foreign investment, including tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. If the Indian government changes any of these incentives, it could negatively impact the profitability of our Indian operations.

      India has experienced significant inflation and shortages of foreign exchange, and is subject to civil unrest and acts of terrorism. Changes in interest rates, inflation rates, tax rates and policies, or other social, political, economic or diplomatic developments affecting India in the future could have an adverse effect on our business.

We Operate in Highly Competitive Markets

      The IT services industry is highly competitive, undergoing consolidation and is served by many national, regional and local firms, all of which are either existing or potential competitors. Many of our competitors have substantially greater resources and greater name recognition than we do. In addition, there are relatively few barriers to entry into our markets. We have faced, and we expect to continue to face, additional competition from new entrants into our markets. We cannot be certain that we will be able to compete successfully with existing or new competitors.

Our Contracts are Short-Term and Contain Termination Provisions

      A typical contract with our clients has a term of one to three years. A client may choose not to renew its contract when it terminates. Under our contracts, clients may unilaterally reduce the use of our services with little or no notice and without penalty. If we are unable to retain our existing clients, our business could be adversely affected. An unanticipated termination of a major project could result in a loss of revenues and could require us to pay a number of unassigned IT professionals until new engagements can be obtained.

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

      In addition, we provide services to state and local governments which may be subject to budget constraints which could result in the termination of our contract.

Limited Protection of Intellectual Property Rights

      Our success depends in part upon certain of our solutions and methodologies that we utilize in providing IT services to our clients. We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. However, these may not be adequate to protect our rights.

Item 8. Financial Statement and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Covansys Corporation:

      We have audited the accompanying consolidated balance sheets of Covansys Corporation (a Michigan corporation formerly named Complete Business Solutions, Inc.) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covansys Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Detroit, Michigan,

January 31, 2002.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$140,123	$123,755
Accounts receivable, net	82,203	69,391
Revenue earned in excess of billings, net	22,347	30,755
Deferred taxes	13,158	7,824
Prepaid expenses and other	4,143	5,101

Total current assets	261,974	236,826

Property and equipment, net	34,169	32,560
Computer software, net	3,409	1,981
Goodwill, net	11,398	10,691
Deferred taxes	—	2,891
Other assets, net	19,951	12,674

Total assets	$330,901	$297,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,715	$10,127
Accrued payroll and related costs	27,581	29,650
Other accrued liabilities	11,991	9,495
Deferred revenue	1,787	397

Total current liabilities	55,074	49,669

Deferred taxes	2,969	—
Other liabilities	92	225
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2000 and 2001	155,660	159,924
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 29,577,428 and 28,254,850 shares issued and outstanding as of December 31, 2000 and 2001, respectively	—	—
Additional paid-in capital	122,139	108,946
Retained earnings (deficit)	2,553	(12,230)
Stock subscriptions receivable	(3,176)	(2,362)
Accumulated other comprehensive loss	(4,410)	(6,549)

Total shareholders’ equity	117,106	87,805

Total liabilities and shareholders’ equity	$330,901	$297,623

The accompanying notes are an integral part of these consolidated balance sheets.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	2000	2001

	(In thousands, except per share data)
Revenues	$443,541	$419,641	$404,734
Cost of revenues	297,171	308,299	290,651

Gross profit	146,370	111,342	114,083
Selling, general and administrative expenses	98,645	143,467	115,011
Restructuring, merger costs and other	5,367	21,507	23,665

Income (loss) from continuing operations	42,358	(53,632)	(24,593)
Other expense (income)	(3,737)	(6,060)	(5,531)

Income (loss) from continuing operations before provision (benefit) for income taxes	46,095	(47,572)	(19,062)
Provision (benefit) for income taxes	16,283	(11,255)	(8,544)

Net income (loss) from continuing operations	29,812	(36,317)	(10,518)
Loss from discontinued operations, net of income taxes	(15)	(1,692)	—
Gain on sale of discontinued operations, net of income taxes	—	6,072	—

Net income (loss)	29,797	(31,937)	(10,518)
Beneficial conversion feature	—	(23,651)	—
Convertible redeemable preferred stock dividends	—	(2,569)	(4,265)

Net income (loss) available for common shareholders	$29,797	$(58,157)	$(14,783)

Basic earnings (loss) per share —
Weighted average shares outstanding	37,267	32,892	28,704

Basic earnings (loss) per share from continuing operations	$0.80	$(1.10)	$(0.37)
Basic loss per share from discontinued operations	—	(0.05)	—
Basic earnings per share from gain on sale of discontinued operations	—	0.18	—
Basic loss per share from beneficial conversion feature and dividends	—	(0.80)	(0.14)

Basic earnings (loss) per share	$0.80	$(1.77)	$(0.51)

Diluted earnings (loss) per share —
Weighted average shares outstanding	37,267	32,892	28,704
Dilutive effect of stock options	945	—	—

Diluted weighted average shares outstanding	38,212	32,892	28,704

Diluted earnings (loss) per share from continuing operations	$0.78	$(1.10)	$(0.37)
Diluted loss per share from discontinued operations	—	(0.05)	—
Diluted earnings per share from gain on sale of discontinued operations	—	0.18	—
Diluted loss per share from beneficial conversion feature and dividends	—	(0.80)	(0.14)

Diluted earnings (loss) per share	$0.78	$(1.77)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock	Additional	Retained	Stock	Other	Total
	Shares	Paid-in	Earnings	Subscriptions	Comprehensive	Shareholders’
	Outstanding	Capital	(Deficit)	Receivable	Loss	Equity

	(Dollars in thousands)
Balance — December 31, 1998	34,862,642	$117,590	$30,912	$(6,079)	$(1,268)	$141,155

Net income	—	—	29,797	—	—	29,797
Currency translation adjustment (loss)	—	—	—	—	(241)	(241)
Stock options exercised	683,741	6,753	—	(3,702)	—	3,051
Repayment of stock subscriptions receivable	—	—	—	4,182	—	4,182
Issuances of common stock	2,302,063	63,686	—	—	—	63,686
Repurchases of common stock	(354,000)	(5,213)	—	—	—	(5,213)

Balance — December 31, 1999	37,494,446	182,816	60,709	(5,599)	(1,509)	236,417

Net loss	—	—	(31,937)	—	—	(31,937)
Currency translation adjustment (loss)	—	—	—	—	(2,901)	(2,901)
Stock options exercised	420,103	4,193	—	(1,005)	—	3,188
Repayment of stock subscriptions receivable	—	—	—	3,428	—	3,428
Issuances of common stock	76,479	724	—	—	—	724
Beneficial conversion feature	—	—	(23,651)	—	—	(23,651)
Issuance of warrants	—	56,306	—	—	—	56,306
Convertible redeemable preferred stock dividend	—	—	(2,568)	—	—	(2,568)
Receipt of common stock for sale of discontinued operations	(750,000)	(10,080)	—	—	—	(10,080)
Repurchases of common stock	(7,663,600)	(111,820)	—	—	—	(111,820)

Balance — December 31, 2000	29,577,428	122,139	2,553	(3,176)	(4,410)	117,106

Net loss	—	—	(10,518)	—	—	(10,518)
Currency translation adjustment (loss)	—	—	—	—	(2,139)	(2,139)
Stock options exercised	28,878	159	—	—	—	159
Repayment of stock subscriptions receivable	—	—	—	814	—	814
Issuances of common stock and other	131,244	1,118	—	—	—	1,118
Convertible redeemable preferred stock dividend	—	—	(4,265)	—	—	(4,265)
Repurchases of common stock	(1,482,700)	(14,470)	—	—	—	(14,470)

Balance — December 31, 2001	28,254,850	$108,946	$(12,230)	$(2,362)	$(6,549)	$87,805

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001

	(Dollars in thousands)
Cash flows provided by (used in) operating activities —
Net income (loss)	$29,797	$(31,937)	$(10,518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	10,323	11,967	11,516
Provision for doubtful accounts	1,144	19,849	1,626
Write-down of goodwill, computer software and other assets	—	23,481	—
Write-down of equity investment and receivable from affiliate	—	—	19,384
Provision (benefit) for deferred taxes	6,319	(7,031)	(526)
Loss from discontinued operations	15	1,692	—
Non-cash gain on sale of discontinued operations	—	(10,106)	—
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(20,735)	(20,741)	2,778
Prepaid expenses and other assets	1,771	(804)	(644)
Accounts payable, accrued payroll and related costs and other	(13,994)	9,675	(4,015)
Deferred revenue	(2,169)	637	(1,257)

Net cash provided by (used in) operating activities of continuing operations	12,471	(3,318)	18,344

Cash flows used in investing activities —
Investment in property, equipment and other	(15,702)	(11,895)	(8,174)
Payment of loan guarantee for affiliate	—	—	(13,608)
Investment in computer software	(8,395)	(3,580)	(124)
Business acquisitions and investments, net of cash acquired	(21,048)	(11,653)	—

Net cash used in investing activities of continuing operations	(45,145)	(27,128)	(21,906)

Cash flows provided by (used in) financing activities —
Net proceeds from issuances of common stock and other	61,186	724	969
Net proceeds from issuance of convertible redeemable preferred stock and warrants	—	185,747	—
Net proceeds from exercise of stock options, net of tax benefit	7,233	6,616	695
Repurchases of common stock	(5,213)	(111,820)	(14,470)

Net cash provided by (used in) financing activities of continuing operations	63,206	81,267	(12,806)

Cash used in discontinued operations	(28)	(1,934)	—

Increase (decrease) in cash and cash equivalents	30,504	48,887	(16,368)
Cash and cash equivalents at beginning of period	60,732	91,236	140,123

Cash and cash equivalents at end of period	$91,236	$140,123	$123,755

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$17,594	$4,224	$662

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Organization and Summary of Significant Accounting Policies

     Operations

      Covansys Corporation was founded in 1985. Covansys Corporation and its wholly-owned subsidiaries (the Company) provide information technology (IT) services worldwide to large and mid-size organizations. The Company offers its clients a focused range of IT services specializing in systems integration services and strategic outsourcing. The Company’s range of experience runs from advising clients on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions. During 2001, the Company changed its name to Covansys Corporation from Complete Business Solutions, Inc.

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

     Foreign Currency and Comprehensive Income (Loss)

      For significant foreign operations, the local currencies have been designated as the functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and at the average exchange rate during the year for revenues and expenses. The resulting foreign currency translation adjustment is reflected as a separate component of shareholders’ equity as of December 31, 2000 and 2001 and represents the only component of accumulated other comprehensive loss.

      Transaction gains and losses, which were not significant in the years presented, are reflected in the consolidated statements of operations in other expense (income).

      Comprehensive income (loss) was $29,556, $(34,838) and $(12,657) for the years ended December 31, 1999, 2000 and 2001, respectively.

     Cash and Cash Equivalents

      Cash and cash equivalents include investments in highly liquid money market funds and commercial paper.

     Financial Instruments

      The fair values and carrying amounts of certain of the Company’s financial instruments, primarily accounts receivable and payable, and accrued liabilities are approximately equivalent due to the short term nature of the instruments.

     Investments

      The Company accounts for investments in common stock on the cost method. The Company continually evaluates whether events and circumstances have occurred that indicate a decline in the market value of the

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock is judged to be other than temporary. When factors indicate that the decline in market value is other than temporary, the cost basis is written down to fair market value.

      The Company had an equity investment in a management consulting firm and also provided a guarantee of the consulting firm’s bank debt. In the second quarter of 2001, the Company determined that the equity investment did not fit the strategic direction of the Company. In connection with that determination, the Company also decided to terminate its guarantee of the consulting firm’s bank debt. This decision resulted in the Company being required to pay the bank debt in the approximate amount of $13,600. In return, the Company received a note receivable from the consulting firm in such amount. On July 31, 2001, the Company entered into an agreement with the consulting firm to terminate its ownership interest, eliminate any future equity investments and reduce the $13,600 note receivable to $1,400. The Company also agreed to continue to guarantee a property lease of approximately $2,513 for office space of the consulting firm and assumed $250 of liabilities of the consulting firm. Simultaneously with the closing of this agreement the consulting firm paid $500 of the $1,400 note receivable. Accordingly, during the second quarter of 2001, the Company recorded a charge of $14,700 related primarily to the impairment of the equity investment and note receivable and related transaction fees recorded in restructuring, merger costs and other in the accompanying statement of operations.

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

     Goodwill

      Goodwill represents the excess of cost over the net tangible and identifiable intangible assets related to businesses acquired and the acquisition of shares of a subsidiary. Goodwill is carried at cost, less accumulated amortization, and through December 31, 2001, was amortized on a straight-line basis over periods ranging from 20 to 30 years (see “New Accounting Pronouncements”). The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business’s undiscounted cash flow over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

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

      Goodwill amortization was $951, $858 and $561 for the years ended December 31, 1999, 2000 and 2001, respectively. Accumulated amortization at December 31, 2000 and 2001 was $3,240 and $3,801, respectively.

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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      The Company recognizes professional service fee revenue on time-and-materials contracts as the services are performed.

      Revenues on fixed-priced contracts are recognized using the percentage of completion method. The percentage of completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion. Retainages, which are not material for any of the years presented, are included in revenue earned in excess of billings in the accompanying consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

     Computer Software

      The Company performs research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally three years to five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. On an ongoing basis, management reviews the valuation and amortization of capitalized development costs. As part of this review, the Company considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. The amortization of software development costs was $1,076, $1,245 and $1,026 for the years ended December 31, 1999, 2000 and 2001, respectively.

      Accumulated amortization on computer software amounted to $1,774 and $2,682 as of December 31, 2000 and 2001, respectively.

      Amounts capitalized were $2,387, $748 and $124 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net Loss Per Share

      Basic and diluted net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding. For the years 2000 and 2001, the effect of convertible redeemable preferred stock, stock options and warrants outstanding for the purchase of shares of common stock has not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method, was 5,473,763 and 8,779,045, for the years 2000 and 2001, respectively.

     New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 is effective for the Company’s fiscal year beginning January 1, 2002 and it is not expected to have a material impact upon adoption.

      On June 30, 2001, the FASB issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method of accounting. Under Statement 142, goodwill and intangible assets that have indefinite useful lives will no longer be subject to amortization. Rather, goodwill and intangible assets will be subject to at least an annual assessment for impairment. Under Statement 142, this is achieved by applying a fair-value based test. In addition, other intangible assets with finite useful lives will be amortized over their estimated useful lives. The Company is required to adopt Statement 142 in the first quarter of 2002. Although management has not fully assessed the impact of these pronouncements, the Company will cease recognizing approximately $136 of quarterly goodwill amortization beginning in the first quarter of 2002.

     Reclassifications

      Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform with the 2001 presentation.

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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Common Stock Repurchase Program

      In fiscal 1999, 2000 and 2001, the Company’s board of directors has authorized the repurchase of up to 12,000,000 shares of the Company’s Common Stock. During the years ended December 31, 1999, 2000 and 2001, the Company repurchased 354,000, 7,663,600 and 1,482,700 shares, for cash, at a total cost of $5,213, $111,820 and $14,470, respectively.

4. Mergers and Acquisitions

      On April 20, 1999, the Company acquired all of the outstanding capital stock of EBS for approximately $15,000. The aggregate purchase price, which was funded through available working capital, has been allocated to the assets based upon their respective fair values.

5. Accounts Receivable and Credit Risk

      The allowance for doubtful accounts is as follows:

	1999	2000	2001
Balance — beginning of period	$2,245	$4,204	$17,653
Provision	1,144	19,849	1,626
Charge-offs	(592)	(6,400)	(17,508)
Allowance related to EBS acquisition	1,407	—	—

Balance — end of period	$4,204	$17,653	$1,771

      The Company grants credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s receivables are from large and mid-size companies, major systems integrators and governmental agencies.

      During the year ended December 31, 2000, the Company recorded a $18,730 provision to write-down certain accounts receivable, significantly due to dot.com companies which had become uncollectible. The Company believes that its accounts receivable from dot.com companies at December 31, 2001 are not material and are reflected on the consolidated balance sheet at their net realizable value.

6. Property and Equipment

      As of December 31, 2000 and 2001, property and equipment consisted of the following:

	December 31,		Estimated
			Useful
	2000	2001	Lives
Equipment and purchased software	$45,333	$51,610	3-5 years
Internally developed computer software and related costs	8,639	8,639	10 years
Furniture and fixtures	6,509	6,914	5-7 years
Leasehold improvements	5,550	6,285	5-7 years
Automobiles	902	1,197	5 years
Buildings	641	981	31 years

	67,574	75,626
Accumulated depreciation	(33,405)	(43,066)

Property and equipment, net	$34,169	$32,560

      Total depreciation and amortization expense was $10,323, $11,967 and $11,516 for the years ended December 31, 1999, 2000 and 2001, respectively.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Related Party Transactions

      During the year ended December 31, 2000, the Company sold Synova, Inc. (Synova), its contract programming services subsidiary, to a related party. See Note 17. The Company paid approximately $1,538 to Synova for contract services for the year ending December 31, 2001. As of December 31, 2000, the Company owed Synova $652 for services rendered between the companies. As of December 31, 2001, Synova owed the Company $6 for services rendered between the companies.

      The Company paid approximately $333 and $949 to Clayton, Dubilier & Rice, Inc. for financial and management advisory services for the years ended December 31, 2000 and 2001, respectively.

      The Company paid approximately $506, $717, and $1,118 for the years ended December 31, 1999, 2000, and 2001, respectively, for consulting services provided by an affiliate owned by an outside director.

8. Revolving Credit Facility

      Under a credit arrangement with a commercial bank, the Company may borrow an amount not to exceed $30,000 at the bank’s prime interest rate, or LIBOR plus 1 1/4%. Borrowings under the facility are short-term, payable on demand and are secured by trade accounts receivable and equipment of the Company. There were no amounts outstanding under this agreement at December 31, 2000 and 2001. The credit agreement contains various restrictive covenants which, among other items, require the Company to maintain certain levels of tangible net worth, a debt to earnings ratio, and a funded debt to capitalization ratio.

9. Self-Insurance

      The Company is self-insured for health and dental benefits up to $100, per member annually. Insurance coverage is carried for risks in excess of this amount. The Company recognized health and dental benefits expense of approximately $10,478, $10,805, and $12,612 for the years ended December 31, 1999, 2000 and 2001, respectively. Estimated claims incurred but not reported were $3,100 and $2,000 as of December 31, 2000 and 2001, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

10. Leases

      The Company leases its headquarters, regional offices, equipment and certain automobiles under noncancelable, long-term operating leases.

      Rent expense for the years ended December 31, 1999, 2000 and 2001 amounted to approximately $7,845, $10,120, and $7,764, respectively. The future minimum lease payments required under these operating leases for the years ending December 31, are as follows:

2002	$7,523
2003	6,064
2004	4,979
2005	4,336
2006	3,665
Thereafter	4,160

$30,727

      During the years ended December 31, 1999, 2000 and 2001, the Company made decisions to close certain offices. See Note 18.

11. Stock Options

      The Company maintains a Stock Option Plan (the Plan). Under the Plan, eligible employees and directors may be granted either Incentive Stock Options (ISOs) or Non-Incentive Stock Options (NISOs) at

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the discretion of the Compensation Committee of the Board of Directors. At December 31, 2001 there are 13,247,454 shares of Common Stock authorized for grant under the Plan. Options under the Plan are granted at fair value on the date of grant. The options vest over periods determined by the Compensation Committee of the Board of Directors.

      The Plan agreements provide for the option holder to exercise the options in exchange for cash, or a promissory note payable to the Company over a period of up to five years for NISOs and up to two years for ISOs. These notes are full recourse and bear interest at the prime rate of interest determined at the date of exercise. Interest on the loans is payable every six months.

      The Company has elected to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As supplemental information, the Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”)”. Accordingly, no additional compensation expense has been recognized for the Plan within the accompanying consolidated statements of operations. Had compensation expense for the Plan been determined based on the fair value at the grant date for awards in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) from continuing operations and pro forma diluted earnings (loss) per common share would have been reduced to the amounts indicated below:

	1999	2000	2001
Net income (loss) from continuing operations:
As reported	$29,812	$(36,317)	$(10,518)
SFAS No. 123 pro forma	$23,586	$(48,514)	$(24,997)
Diluted earnings (loss) per share from continuing operations:
As reported	$0.78	$(1.10)	$(0.37)
SFAS No. 123 pro forma	$0.62	$(1.47)	$(0.87)

      A summary of option activity is as follows:

	Options Outstanding

		Weighted Average	Options	Weighted Average
	Shares	Exercise Price	Exercisable	Fair Value of
	(in thousands)			Options Granted
Balance, December 31, 1998	4,027	$16.53	880

Options granted	2,393	15.22		$10.08

Options exercised	(684)	7.59
Options cancelled	(1,085)	19.97

Balance, December 31, 1999	4,651	$16.37	975

Options granted	4,382	22.02		$11.97

Options exercised	(349)	9.14
Options cancelled	(1,521)	18.27

Balance, December 31, 2000	7,163	$18.33	1,608

Options granted	1,152	10.95		$9.26

Options exercised	(29)	4.03
Options cancelled	(1,518)	16.78

Balance, December 31, 2001	6,768	$19.01	2,552

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 1999, 2000 and 2001 grants: risk-free rate of interest of 5.6%, 6.2% and 4.9% in 1999, 2000 and 2001, respectively, dividend yield of 0%, and expected lives of 4 to 5 years. A volatility factor of 87%, 87% and 147% was used in 1999, 2000 and 2001, respectively.

      A summary of options outstanding at December 31, 2001, is as follows:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2001	Life	Price	2001	Price
$ 0.01 - 6.00	95	4.21	$4.41	95	$4.41
$ 6.01 - 14.99	2,572	8.15	$12.10	1,197	$13.27
$15.00 - 19.34	656	6.82	$17.33	365	$17.47
$19.35 - 22.89	2,683	8.15	$21.32	696	$21.58
$22.90 - 34.58	762	7.63	$37.50	199	$27.94

12. Benefit Plans

      The Company maintains the Covansys Corporation Incentive Savings Plan and Trust (the 401(k) plan). All employees of the Company are eligible to participate in the 401(k) plan on their first day of service and have attained age 21. The 401(k) plan is a defined contribution plan, qualified as a profit sharing plan under Section 401(k) of the Internal Revenue Code. Through December 31, 2001, the 401(k) plan allows eligible employees to contribute up to 18% of their compensation with the Company matching a percentage of the contributions. Effective January 1, 2002, the 401(k) plan was amended to allow eligible employees to contribute up to 50% of their compensation. For the years ended December 31, 1999, 2000 and 2001, the Company matched 40% of the employees’ contribution up to a maximum of 2.4% of the employees’ compensation.

      Matching contributions made by the Company amounted to approximately $2,184, $1,914 and $2,850 for the years ended December 31, 1999, 2000 and 2001, respectively. The Company may also make an additional contribution, at its discretion, to the 401(k) plan. No such additional contributions have been made to date.

      The Company maintains various employee retention programs. The expense related to these programs is recognized as the compensation is earned.

13. Income Taxes

      Covansys Mauritius is incorporated in Mauritius and is not subject to income taxes. Covansys India is an Indian corporation subject to income taxes and receives certain exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. Covansys India’s tax provision has been included in the consolidated statements of operations as part of the provision (benefit) for income taxes. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes consists of:

	Year Ended December 31,

	1999	2000	2001
Current —
Federal	$8,731	$(4,258)	$(8,365)
State and local	1,115	(547)	(882)
Foreign	118	581	1,228

	9,964	(4,224)	(8,019)
Deferred —
Federal	6,598	(6,733)	(255)
State and local	(108)	(866)	(270)
Foreign	(171)	568	—

	6,319	(7,031)	(525)

	$16,283	$(11,255)	$(8,544)

      The items accounting for the difference between income taxes computed at the federal statutory rate and the consolidated effective rate are as follows:

	Year Ended December 31,

	1999	2000	2001
Federal statutory rate	35%	35%	35%
Effect of —
Tax rate differences on foreign earnings not subject to U.S. tax	(5)	1	22
Goodwill write down	—	(6)	—
State income taxes, net of federal tax effect	4	4	3
Taxes on distributions from foreign subsidiaries	—	—	(8)
Other, net	1	(10)	(7)

	35%	24%	45%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2000	2001
Deferred tax assets —
Accrued expenses	$4,463	$4,338
Allowance for doubtful accounts	7,134	655
Net operating loss carryforward	2,311	5,909
Restructuring charge	1,561	2,639
Investment write-down	1,490	—
Property	—	919
Other	359	209

Total gross deferred tax assets	17,318	14,669
Deferred tax liabilities —
Capitalized software development costs	(3,937)	(3,732)
Loss on equity investment	(2,340)	—
Property	(585)	—
Other	(267)	(222)

Total gross deferred tax liabilities	(7,129)	(3,954)

Net deferred tax assets	$10,189	$10,715

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized.

      At December 31, 2001, for income tax purposes, the Company had available Federal net operating loss carryforwards of approximately $10,000, which expire between 2011 and 2021.

14. Segment Information

      The Company is a provider of IT services, and is organized into office locations throughout North America, India and Asia, and Other International. The chief operating decision-makers evaluate each location’s performance based primarily on their revenues, gross margin and operating income. Under this organization, the operating segments have been aggregated into one reportable segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

      The following table summarizes selected financial information of the Company’s operations by geographic location.

	Year Ended December 31,

	1999	2000	2001
Revenues —
North America	$424,132	$396,726	$373,298
India and Asia	27,497	36,577	44,755
Less intersegment	(22,587)	(25,037)	(30,293)

	4,910	11,540	14,462
Other International	14,499	11,375	16,974

	$443,541	$419,641	$404,734

Long-Lived Assets —
North America	$41,275	$49,162	$42,559
India and Asia	5,872	6,994	7,352
Other international	273	1,373	195

Total	$47,420	$57,529	$50,106

      In 2001, the Company began evaluating performance based on the location where services were performed and not based on the location which invoices for services performed, as the table above presents. Under this methodology, revenues in 2001 for North America, India and Asia, and Other International were $338,545, $49,215, and $16,974, respectively.

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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services.

16. Convertible Redeemable Preferred Stock

      On March 17, 2000, the Company entered into an agreement with a fund managed by Clayton, Dubilier & Rice, Inc. (CDR) whereby CDR invested $200,000, in two transactions, to purchase 200,000 shares of convertible redeemable preferred stock (Preferred Stock) convertible into 8,695,652 shares of Covansys Common Stock and also issued warrants to purchase 5,300,000 shares of the Company’s Common Stock.

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

      The Preferred Stock is redeemable at the option of the holder within ten years of the date of issuance. Due to the redeemable nature of the Preferred Stock, the difference between the proceeds allocated to the Preferred Stock and the amount of the redemption ($200,000) is being accreted to Preferred Stock over the redemption period as a dividend on Preferred Stock. The Preferred Stock ranks senior to common stock in the event of liquidation, has voting rights equal to the number of common shares into which it is convertible and is entitled to the same dividend as common stock if a dividend is declared.

      The Company also entered into an agreement with CDR whereby CDR will provide the Company financial and management advisory services. During 2000 and 2001, the amount paid under this agreement was $333 and $949, respectively.

17. Discontinued Operations and Gain on Sale of Discontinued Operations

      In June 2000, the Company’s board of directors adopted a plan to sell the operations of its contract programming services subsidiary, Synova. Accordingly, the accompanying consolidated financial statements have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “income (loss) from discontinued operations” in the accompanying consolidated statements of operations for 1999 and 2000. The net cash flows of Synova have been included in “cash used in discontinued operations and effect of exchange rate changes in cash” in the accompanying consolidated statements of cash flows for 1999 and 2000.

      Summarized financial information for the discontinued operations of Synova are as follows:

		Nine Months
	Year Ended	Ended
	December 31,	September 30,

	1999	2000
Revenues	$18,529	$39,204
Loss from operations	(24)	(2,685)

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 28, 2000, the Company sold Synova to a related party in exchange for 750,000 shares of the Company’s Common Stock, determined to be the fair market value. As a result of this exchange, the Company recorded a gain on the sale of a discontinued operation of $6,072, net of income taxes, in the accompanying consolidated statements of operations.

      In connection with the sale of Synova, certain receivables due to the Company were converted into a note receivable from Synova of $8,000. The note receivable, which bears interest at approximately 8.5% and is due in September 2005, is guaranteed by the related party.

18. Restructuring, Merger and Other Related Charges

      In fiscal 2001, the Company recorded restructuring and other costs of $23,665, consisting of the following:

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	14,700
Severance and costs associated with the continued building of a new executive management team	5,300
Termination of lease obligations associated with consolidation of facilities	900
Discontinued acquisition discussions	1,700
Other	1,055

      In fiscal 2000, the Company recorded restructuring and other costs of $21,507, consisting of the following:

Severance and costs associated with building a new executive management team	8,800
Termination of lease obligations associated with consolidation of facilities	5,800
Write-off of assets due to change in strategic direction	2,900
Other	4,007

      In fiscal 1999, the Company recorded merger and other costs of $5,367, principally for lease termination and employee severance related to the acquisition of EBS. These costs did not meet the requirements of Emerging Issues Task Force (EITF) 95-03 and therefore were not accrued at the time of acquisition and capitalized in goodwill.

      The following is a rollforward of the accrual balance for Restructuring, Merger and Other Related charges:

	1999	2000	2001
Balance, beginning of period	$0	$0	$7,541
Provision	5,367	21,507	23,665
Write-down/write-off of assets	—	(3,100)	(15,250)
Cash payments	(5,367)	(10,866)	(8,525)

Balance, end of period	$0	$7,541	$7,431

19. Supplemental Quarterly Information (Unaudited)

      The following quarterly information is unaudited.

2000	Quarter Ended

	March 31	June 30	September 30	December 31
Revenues	$101,721	$105,831	$105,641	$106,448
Gross profit	30,918	27,499	26,771	26,154
Income (loss) from continuing operations	7,593	(2,798)	(16,417)	(42,010)
Net income (loss)	5,011	(2,040)	(3,900)	(31,008)
Diluted net income (loss) per weighted-average share	$0.13	$(0.06)	$(0.11)	$(1.00)

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001	Quarter Ended

	March 31	June 30	September 30	December 31
Revenues	$104,671	$104,412	$100,136	$95,515
Gross profit	27,526	29,617	28,683	28,257
Loss from continuing operations	(4,758)	(15,838)	(204)	(3,793)
Net income (loss)	(1,950)	(11,269)	1,024	1,677
Diluted net income (loss) per weighted-average share	$(0.07)	$(0.39)	$0.03	$0.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10. Directors and Executive Officers of the Company

      The information required by this item is included in our Proxy Statement for our 2002 Annual Meeting of Shareholders under the caption Directors and Executive Officers and is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by this item is included in our Proxy Statement for our 2002 Annual Meeting of Shareholders under the caption Executive Compensation and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included in our Proxy Statement for our 2002 Annual Meeting of Shareholders under the caption Director and Executive Officer Ownership of Covansys Corporation Common Stock and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is included in our Proxy Statement for our 2002 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as a part of the report:

1.	Consolidated Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

2. Financial Statement Schedules

                None

3. Exhibits

Exhibit
Number	Description
3.1*	Restated Articles of Incorporation of the Company, as amended.
3.2*	Bylaws of the Company.
4.1*	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.2*	Specimen Stock Certificate.
10.1	Letter Agreement with Michael S. Duffey
10.2	Loanout Agreement between Covansys Corporation and Clayton, Dubilier & Rice, Inc.
10.3	Employment Agreement with Martin C. Clague
21.1	Subsidiaries of Registrant. (Filed Herein)
23.1	Consent of Arthur Andersen LLP. (Filed Herein)
(b)	Reports on Form 8-K.
Per report on Form 8-K filed November 15, 2001.

*	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

SIGNATURES

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ NED C. LAUTENBACH

Ned C. Lautenbach
Chief Executive Officer,
Co-Chairman and Director
March 14, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ NED C. LAUTENBACH Ned C. Lautenbach	Chief Executive Officer, Co-Chairman and Director	March 14, 2002
/s/ RAJENDRA B. VATTIKUTI Rajendra B. Vattikuti	Co-Chairman, Director	March 14, 2002
/s/ MARTIN C. CLAGUE Martin C. Clague	President, Chief Operating Officer and Director	March 14, 2002
/s/ MICHAEL S. DUFFEY Michael S. Duffey	Executive Vice President of Finance and Administration and Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	March 14, 2002
/s/ WILLIAM BROOKS William Brooks	Director	March 14, 2002
/s/ KEVIN CONWAY Kevin Conway	Director	March 14, 2002
/s/ DOUGLAS S. LAND Douglas S. Land	Director	March 14, 2002
/s/ RONALD K. MACHTLEY Ronald K. Machtley	Director	March 14, 2002
/s/ JOHN A. STANLEY John A. Stanley	Director	March 14, 2002
/s/ FRANK D. STELLA Frank D. Stella	Director	March 14, 2002
/s/ DAVID WASSERMAN David Wasserman	Director	March 14, 2002

EXHIBIT INDEX

Exhibit
No.		Description

3.1	*	Restated Articles of Incorporation of the Company, as amended.
3.2	*	Bylaws of the Company.
4.1	*	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.2	*	Specimen Stock Certificate.
10.1		Letter Agreement with Michael S. Duffey
10.2		Loanout Agreement between Covansys Corporation and Clayton, Dubilier & Rice, Inc.
10.3		Employment Agreement with Martin C. Clague
21.1		Subsidiaries of Registrant. (Filed Herein)
23.1		Consent of Arthur Andersen LLP. (Filed Herein)

*	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.