Form 10-Q
period 2002-03-31
COVANSYS CORP
filed 2002-05-15
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	27,847,282 (Outstanding as of April 5, 2002)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2001	2002

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,755	$106,212
Accounts receivable, net	69,391	68,006
Revenue earned in excess of billings, net	30,755	34,499
Deferred taxes	7,824	7,824
Prepaid expenses and other	5,101	5,826

Total current assets	236,826	222,367

Property and equipment, net	32,560	33,524
Computer software, net	1,981	2,409
Goodwill, net	10,691	10,691
Deferred taxes	2,891	2,891
Other assets, net	12,674	12,553

Total assets	$297,623	$284,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,127	$8,026
Accrued payroll and related costs	29,650	22,313
Other accrued liabilities	9,495	7,119
Deferred revenue	397	1,219

Total current liabilities	49,669	38,677

Other liabilities	225	225
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2001 and March 31, 2002, respectively	159,924	161,011
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 28,254,850 and 27,846,080 shares issued and outstanding as of December 31, 2001 and March 31, 2002, respectively	—	—
Additional paid-in capital	108,946	105,601
Retained earnings (deficit)	(12,230)	(11,799)
Stock subscriptions receivable	(2,362)	(2,340)
Accumulated other comprehensive loss	(6,549)	(6,940)

Total shareholders’ equity	87,805	84,522

Total liabilities and shareholders’ equity	$297,623	$284,435

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2001	2002

	(In thousands, except
	per share data)
	(Unaudited)
Revenues	$104,671	$90,768
Cost of revenues	77,145	66,485

Gross profit	27,526	24,283
Selling, general and administrative expenses	29,068	24,200
Restructuring and other	3,216	—

Income (loss) from operations	(4,758)	83
Other expense (income)	(1,644)	(1,073)

Income (loss) from operations before benefit for income taxes	(3,114)	1,156
Benefit for income taxes	(1,164)	(361)

Net income (loss)	(1,950)	1,517
Convertible redeemable preferred stock dividends	1,053	1,086

Net income (loss) available for common shareholders	$(3,003)	$431

Basic earnings (loss) per share — Weighted average shares outstanding	29,233	28,101

Basic earnings (loss) per share	$(0.07)	$0.05
Basic loss per share from preferred stock dividends	(0.04)	(0.04)

Basic earnings (loss) per share	$(0.11)	$0.01

Diluted earnings (loss) per share —
Weighted average shares outstanding	29,233	28,101
Dilutive effect of stock options	—	8,741

Diluted weighted average shares outstanding	29,233	36,842

Diluted earnings (loss) per share from operations	$(0.07)	$0.04
Diluted loss per share from preferred stock dividends	(0.04)	(0.03)

Diluted earnings (loss) per share	$(0.11)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2001	2002

	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities:
Net income (loss)	$(1,950)	$1,517
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from operations:
Depreciation and amortization	3,024	2,808
Provision for doubtful accounts	276	237
Change in assets and liabilities —
Accounts receivable and revenue earned in excess of billings	(5,412)	(2,596)
Prepaid expenses and other assets	372	(993)
Accounts payable, accrued payroll and related costs and other liabilities	(2,087)	(11,814)
Deferred revenue	(1,610)	822

Net cash used in operating activities of operations	(7,387)	(10,019)

Cash flows from investing activities:
Investment in property, equipment and other	(2,249)	(3,545)
Investment in computer software	—	(655)

Net cash used in investing activities of operations	(2,249)	(4,200)

Cash flows from financing activities:
Net proceeds from issuance of common stock	473	283
Net proceeds from exercise of stock options and other, net	48	39
Repurchases of common stock	(10,786)	(3,646)

Net cash used in financing activities of operations	(10,265)	(3,324)

Decrease in cash and cash equivalents	(19,901)	(17,543)
Cash and cash equivalents at beginning of period	140,123	123,755

Cash and cash equivalents at end of period	$120,222	$106,212

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$62	$6

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

      The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of March 31, 2002, the results of its operations for the three month periods ended March 31, 2001 and 2002, and cash flows for the three month periods ended March 31, 2001 and 2002. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2001 Form 10-K.

      The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 2002.

2. Income Taxes

      The Company has benefited federal and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2001 and 2002. During the three month periods ended March 31, 2001 and 2002, the Company incurred tax losses in excess of tax carrybacks in the United States. The Company benefited these tax losses and expects to realize these tax assets through future U.S. taxable income generated by operations.

3. Common Stock Repurchase Program

      The Company’s board of directors has authorized the repurchase of up to 12,000,000 shares of the Company’s Common Stock.

      Through December 31, 2001, the Company repurchased 9,500,300 shares of its Common Stock, for cash, at a total cost of $131,504. During the three month period ended March 31, 2002, the Company repurchased 446,000 shares of its Common Stock at a total cost of $3,646. As of March 31, 2002, 2,053,700 shares remain available for repurchase under the current board authorization.

4. Restructuring and Other Costs

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

5. Accounting Changes

      Effective January 1, 2002, the Company adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually.

      The following table summarizes the reconciliation of reported net loss available for common shareholders to adjusted net loss available for common shareholders for the three month period ended March 31, 2001, had SFAS 142 been applied.

Three Months Ended
March 31, 2001

Net loss available for common shareholders	$(3,003)
Amortization of Goodwill	145

Adjusted net loss available for common shareholders	$(2,858)

Basic loss per share —
Weighted average shares outstanding	29,233

Basic loss per share	$(0.10)

Diluted loss per share —
Weighted average shares outstanding	29,233

Diluted loss per share	$(0.10)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in this Form 10-Q. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include our failure to recruit and retain IT professionals, risks related to our merger, acquisition and strategic investment strategy, variability of our operating results, government regulation of immigration, potential cost overruns on fixed-price projects, exposure to regulatory, political and economic conditions in India and Asia, competition in the IT services industry, short-term nature and termination provisions of contracts, economic conditions unique to clients in specific industries, and limited protection of intellectual property rights.

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

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method. For the three months ended March 31, 2001 and 2002, approximately 28% and 39%, respectively, of our total revenues were generated from fixed-price engagements. Fixed-price engagements generally experience higher gross margins than time-and-materials engagements due to our project management experience and ability to control project variables.

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

      In an effort to sustain our growth and profitability, we have made and continue to make substantial investments in our infrastructure, including: (1) development centers in the United States and India; (2) system methodologies; (3) sales and marketing teams; and (4) internal systems.

      For information regarding our significant accounting policies please refer to our discussion of our significant accounting policies provided in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

      Revenues. Revenues decreased 13.3% to $90.8 million for the three month period ended March 31, 2002 from $104.7 million for the same period in 2001. The decrease was largely attributable to weak economic conditions, reduced billable headcount and lower bill rates.

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased approximately 11.8% to $24.3 million for the three month period ended March 31, 2002 from $27.5 million for the same period in 2001. This decrease in gross profit is primarily due to lower bill rates, project transition and changes in contract mix. Gross profit as a percentage of revenues increased to approximately 26.8% for the three month period ended March 31, 2002 from approximately 26.3% for the same period in 2001. This increase in gross profit as a percentage of revenues is primarily attributable to increases in domestic and offshore utilization rates.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased approximately 16.7% to $24.2 million for the three months ended March 31, 2002 compared to $29.1 million for the same period in 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 26.7% for the three month period ended March 31, 2002 from 27.8% for the same period in 2001. These decreases are primarily due to the higher level of public relations and advertising costs associated with the branding initiative in 2001 and the continued close management of spending through targeted actions in 2002 and the impact of adopting SFAS 142.

      Other Expense (Income). Other expense (income) represents interest earned on cash and cash equivalents. Other income for the three month period ended March 31, 2002 was $1.1 million, as compared to $1.6 million for the same period in 2001. The decrease is primarily due to lower interest rates on investments.

      Benefit for Income Taxes. We have benefited federal and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2001 and 2002. During the first quarter of 2002, the Company incurred tax losses in excess of tax carrybacks in the United States. The Company benefited these tax losses and expects to realize these tax assets through future U.S. taxable income generated by operations.

Liquidity and Capital Resources

      We generally fund our operations and working capital needs through internally generated funds, periodically supplemented by borrowings under our revolving credit facilities with a commercial bank. Our cash used in operations was $10.0 million for the three month period ended March 31, 2002 compared to cash used in operations of $7.4 million for the same period in 2001. The increase of cash used in operations is primarily due to payments for accrued paid time off, previously accrued restructuring costs, sales commissions and project bonuses.

      The principal use of cash for investing activities during the three month period ended March 31, 2002 was for the purchase of property and equipment.

      In addition to our current cash balance of $106.2 million, we maintain an arrangement with a commercial bank to facilitate future cash flow requirements. Under this arrangement we may borrow an amount not to exceed $30.0 million with interest at the bank’s prime rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by our trade accounts receivable and equipment.

      Net cash used in financing activities of $3.3 million for the three month period ended March 31, 2002 was due primarily to the repurchase of 446,000 shares of our Common Stock, offset slightly by proceeds from stock option exercises and sales.

      Our offshore development centers’ operations accounted for approximately 16% of our total revenues during the three month period ended March 31, 2002. These revenues were comprised of rates and hours charged in the direct billings to our customers. Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the three month period ended March 31, 2002 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not generally use any types of derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Inflation did not have a material impact on our revenues or income from operations during the three month period ended March 31, 2002.

Recently Issued Financial Accounting Standards

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 is effective for the Company’s fiscal year beginning January 1, 2002. Accordingly, the Company adopted SFAS No. 144 in the first quarter of 2002.

      On June 30, 2001, the FASB issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method of accounting. Under Statement 142, goodwill and intangible assets that have indefinite useful lives will no longer be subject to amortization. Rather, goodwill and intangible assets will continue to be subject to at least an annual assessment for impairment. Under Statement 142, this is achieved by applying a fair-value based test. In addition, other intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS 142 in the first quarter of 2002. Management is in the process of performing the transitional goodwill impairment test. At this time there appears to be no material impairment of goodwill upon adoption of SFAS 142.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Number	Exhibit

(11)	Computation of Earnings per share.
(99)	Additional Exhibit

(b) Reports on Form 8-K.

      On May 3, 2002, Covansys filed a Form 8-K with the Securities and Exchange Commission regarding the dismissal of Arthur Andersen LLP as its independent public accountants, and the appointment of PricewaterhouseCoopers LLP as its new independent auditors. The appointment of PricewaterhouseCoopers is subject to ratification of the Company’s shareholders.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ NED C. LAUTENBACH

Ned C. Lautenbach
Chief Executive Officer,
Co-Chairman and Director

/s/ MICHAEL S. DUFFEY

Michael S. Duffey
Executive Vice President and
Chief Financial Officer

Dated: May 15, 2002

Exhibit Index

Exhibit No.	Description

11	Computation of Earnings per share.
99	Additional Exhibit.