Form 10-Q
period 2002-06-30
COVANSYS CORP
filed 2002-08-12
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	27,535,998 (Outstanding as of July 31, 2002)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2001	2002

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,755	$101,461
Accounts receivable, net	69,391	76,147
Revenue earned in excess of billings, net	30,755	32,091
Deferred taxes	7,824	7,824
Prepaid expenses and other	5,101	5,388

Total current assets	236,826	222,911

Property and equipment, net	32,560	35,026
Computer software, net	1,981	8,140
Goodwill, net	10,691	17,572
Deferred taxes	2,891	2,891
Other assets, net	12,674	12,572

Total assets	$297,623	$299,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,127	$9,110
Accrued payroll and related costs	29,650	25,432
Other accrued liabilities	9,495	19,300
Deferred revenue	397	918

Total current liabilities	49,669	54,760

Other liabilities	225	225
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2001 and June 30, 2002, respectively	159,924	162,105
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 28,254,850 and 27,535,998 shares issued and outstanding as of December 31, 2001 and June 30, 2002, respectively	—	—
Additional paid-in capital	108,946	103,749
Retained earnings (deficit)	(12,230)	(12,569)
Stock subscriptions receivable	(2,362)	(2,345)
Accumulated other comprehensive loss	(6,549)	(6,813)

Total shareholders’ equity	87,805	82,022

Total liabilities and shareholders’ equity	$297,623	$299,112

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(In thousands, except per share data)
	(Unaudited)
Revenues	$104,412	$94,658	$209,083	$185,426
Cost of revenues	74,795	69,234	151,940	135,719

Gross profit	29,617	25,424	57,143	49,707
Selling, general and administrative expenses	29,354	23,922	58,422	48,122
Restructuring and other	16,101	1,407	19,317	1,407

Income (loss) from operations	(15,838)	95	(20,596)	178
Other expense (income)	(1,579)	(757)	(3,223)	(1,830)

Income (loss) from operations before provision (benefit) for income taxes	(14,259)	852	(17,373)	2,008
Provision (benefit) for income taxes	(2,990)	527	(4,154)	166

Net income (loss)	(11,269)	325	(13,219)	1,842
Convertible redeemable preferred stock dividends	1,061	1,095	2,114	2,181

Net loss available for common shareholders	$(12,330)	$(770)	$(15,333)	$(339)

Basic earnings (loss) per share — Weighted average shares outstanding	28,587	27,830	28,909	27,965

Basic earnings (loss) per share	$(0.39)	$0.01	$(0.46)	$0.07
Basic loss per share from preferred stock dividends	(0.04)	(0.04)	(0.07)	(0.08)

Basic loss per share	$(0.43)	$(0.03)	$(0.53)	$(0.01)

Diluted earnings (loss) per share —
Weighted average shares outstanding	28,587	27,830	28,909	27,965
Dilutive effect of stock options	—	—	—	—

Diluted weighted average shares outstanding	28,587	27,830	28,909	27,965

Diluted earnings (loss) per share from operations	$(0.39)	$0.01	$(0.46)	$0.07
Diluted loss per share from preferred stock dividends	(0.04)	(0.04)	(0.07)	(0.08)

Diluted loss per share	$(0.43)	$(0.03)	$(0.53)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2001	2002

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(13,219)	$1,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from operations:
Depreciation and amortization	5,658	6,359
Provision for doubtful accounts	570	333
Write-down of investment and receivable from affiliate	18,858	—
Benefit for deferred income taxes	(6,430)	—
Change in assets and liabilities —
Accounts receivable and revenue earned in excess of billings	(7,589)	(4,658)
Prepaid expenses and other assets	365	(438)
Accounts payable, accrued payroll and related costs and other liabilities	(4,266)	3,250
Deferred revenue	(1,610)	447

Net cash provided by (used in) operating activities of operations	(7,663)	7,135

Cash flows from investing activities:
Investment in property, equipment and other	(4,608)	(7,318)
Investment in computer software	—	(1,016)
Payment of loan guarantee for affiliate	(13,608)	—
Business acquisition, net of cash acquired	—	(15,914)

Net cash used in investing activities of operations	(18,216)	(24,248)

Cash flows from financing activities:
Net proceeds from issuance of common stock	473	283
Net proceeds from exercise of stock options and other, net	138	57
Repurchases of common stock	(11,531)	(5,521)

Net cash used in financing activities of operations	(10,920)	(5,181)

Decrease in cash and cash equivalents	(36,799)	(22,294)
Cash and cash equivalents at beginning of period	140,123	123,755

Cash and cash equivalents at end of period	$103,324	$101,461

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

      The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of June 30, 2002, the results of its operations for the three and six month periods ended June 30, 2001 and 2002, and cash flows for the six month periods ended June 30, 2001 and 2002. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2001 Form 10-K.

      The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 2002.

2. Acquisition

      On May 31, 2002, Covansys acquired all of the outstanding capital stock of PDA Software Services, Inc (PDA), a wholly owned subsidiary of Selective Insurance Group. PDA is a market leader in the development, implementation and maintenance of systems for states required to meet federal tracking and reporting mandates of the Women, Infants & Children (WIC) Program. The acquisition expands the Company’s portfolio of its capabilities for state governments and strengthens the Company’s business process outsourcing capabilities. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, PDA’s results are included in the condensed consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $16,300. The aggregate purchase price, which was funded through available working capital, has been allocated to the assets based upon their respective fair values.

3. Restructuring and Other Costs

      During the three month period ended June 30, 2002, the Company recorded restructuring and other costs of $1,407, consisting of the following:

Severance to eliminate 30 selected middle and senior level management positions associated with the Company’s plan to reduce layers of management and expand span of control	$1,407

      During the three month period ended June 30, 2001, the Company recorded restructuring and other costs of $16,101, consisting of the following:

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	$14,700
Severance and other costs associated with the continued building of a new executive management team and others	1,401

      During the three month period ended March 31, 2001, the Company recorded restructuring and other costs of $3,216, consisting of the following:

Discontinued acquisition discussions	$1,700
Severance and other costs associated with the continued building of a new executive management team	1,516

      The following is a roll forward of the accrual for restructuring, merger and other related charges:

Balance — December 31, 2001	$7,431
Provision	1,407
Cash payments	(4,540)

Balance — June 30, 2002	$4,298

4. Income Taxes

      The Company has recorded federal and state income taxes in the condensed consolidated statements of operations for the six month periods ended June 30, 2001 and 2002 based on the anticipated effective tax rate for fiscal years 2001 and 2002. The Company has incurred tax losses in excess of tax carrybacks in the United States. The Company benefited these tax losses and expects to realize these tax assets through future U.S. taxable income generated by operations.

5. Common Stock Repurchase Program

      The Company’s board of directors has authorized the repurchase of up to 12,000,000 shares of the Company’s Common Stock.

      Through December 31, 2001, the Company repurchased 9,500,300 shares of its Common Stock, for cash, at a total cost of $131,504. During the six month period ended June 30, 2002, the Company repurchased 758,600 shares of its Common Stock at a total cost of $5,520. As of June 30, 2002, 1,741,100 shares remain available for repurchase under the current board authorization.

6. Adoption of SFAS No. 142 and SFAS No. 141

      Effective January 1, 2002, the Company adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually.

      The following table summarizes the reconciliation of reported net loss available for common shareholders to adjusted net loss available for common shareholders for the years ended December 31, 1999, 2000 and 2001 and for the three and six month periods ended June 30, 2001, had SFAS 142 been applied.

	Year ended December 31,			Three Months Ended	Six Months Ended
	1999	2000	2001	June 30, 2001	June 30, 2001

Net income (loss) as reported	$29,797	$(58,157)	$(14,783)	$(12,330)	$(15,333)
Goodwill amortization, net of tax	951	858	561	136	282

Net income as adjusted	$30,748	$(57,299)	$(14,222)	$(12,194)	$(15,051)

Basic earning (loss) per common share:
Weighted average shares outstanding	37,267	32,892	28,704	28,587	28,909
Basic as reported	$0.80	$(1.77)	$(0.51)	$(0.43)	$(0.53)
Goodwill amortization, net of tax	0.03	0.03	0.02	—	0.01

Basic as adjusted	$0.83	$(1.74)	$(0.49)	$(0.43)	$(0.52)

Diluted earnings (loss) per common share:
Weighted average shares outstanding	38,212	32,892	28,704	28,587	28,909
Diluted as reported	$0.78	$(1.77)	$(0.51)	$(0.43)	$(0.53)
Goodwill amortization, net of tax	0.02	0.03	0.02	—	0.01

Diluted as adjusted	$0.80	$(1.74)	$(0.49)	$(0.43)	$(0.52)

      The Company completed the transitional goodwill impairment testing, as required by SFAS No. 142, during the three month period ended June 30, 2002. The Company tested for impairment of its reporting units by comparing fair value to the carrying value. Fair value was determined using a discounted cash flow methodology. This evaluation indicated that goodwill was not impaired.

7. Comprehensive Income (Loss)

      Other comprehensive income (loss) mainly includes foreign currency translation adjustments. Total comprehensive income (loss) is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net income (loss)	$(11,269)	$325	$(13,219)	$1,842
Other comprehensive income (loss)	(315)	127	(657)	(264)

Total comprehensive income (loss)	$(11,584)	$452	$(13,876)	$1,578

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

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method. For the three months ended June 30, 2001 and 2002, approximately 29% and 42%, respectively, of our total revenues were generated from fixed-price engagements. The increase in the ratio of fixed-price projects is due to long term development projects we have with clients in the state and local government sector, the increased level of total outsourcing projects, and an increase in project work for other large clients. Fixed-price engagements generally experience higher gross margins than time-and-materials engagements due to our project management experience and ability to control project variables.

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

Critical Accounting Policies and Estimates

      The following is an overview discussion of our critical accounting policies.

      Revenue Recognition. The Company recognizes professional service fee revenue on time-and-materials contracts as the services are performed.

      Revenues on fixed-priced contracts are recognized using the percentage of completion method. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion. Retainages, which are not material for any of the periods presented, are included in revenue earned in excess of billings in the accompanying consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

      Computer Software. The Company performs research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. On an ongoing basis, management reviews the valuation and amortization of capitalized development costs. As part of this review, the Company considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material in the periods indicated.

Results of Operations

      Revenues. Revenues decreased 9.3% to $94.7 million for the three month period ended June 30, 2002 from $104.4 million for the same period in 2001. Revenues decreased 11.3% to $185.4 million for the six month period ended June 30, 2002 from $209.1 million for the same period in 2001. These decreases were largely attributable to slower demand caused by current economic conditions, continued delays in closing pending contracts, and lower bill rates. Revenue generated from PDA Software Services, Inc. (PDA), since the date of acquisition, represented 2% of revenue for the three month period ended June 30, 2002.

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased approximately 14.2% to $25.4 million for the three month period ended June 30, 2002 from $29.6 million for the same period in 2001. Gross profit as a percentage of revenues decreased to approximately 26.9% for the three month period ended June 30, 2002 from approximately 28.4% for the same period in 2001. Gross profit decreased 13.0% to $49.7 million for the six month period ended June 30, 2002 from $57.1 million for the same period in 2001. Gross profit as a percentage of revenue decreased to 26.8% for the six month period ended June 30, 2002 from 27.3% for the same period in 2001. These decreases in gross profit and gross profit as a percentage of revenues are primarily attributable to lower bill rates, increased salaries, and changes in project mix and project phases.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased approximately 18.5% to $23.9 million for the three months ended June 30, 2002 compared to $29.3 million for the same period in 2001 and approximately 17.6% to $48.1 million for the six month period ended June 30, 2002 from $58.4 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 25.3% for the three month period ended June 30, 2002 from 28.1% for the same period in 2001 and to 25.9% for the six month period ended June 30, 2002 from 27.9% in 2001. These decreases are primarily due to the higher level of public relations and advertising costs associated with the branding initiative in 2001, the close management of spending through targeted actions in 2002 and the impact of eliminating goodwill amortization resulting from the adoption of SFAS 142.

      Other Expense (Income). Other expense (income) represents interest earned on cash and cash equivalents. Other income for the three month period ended June 30, 2002 was $.7 million, as compared to $1.6 million for the same period in 2001. The decrease is primarily due to lower interest rates on investments.

      Provision (Benefit) for Income Taxes. The provision for income taxes was $.2 million for the six month period ended June 30, 2002, as compared to a benefit for income taxes of $4.2 million in 2001. During the second quarter of 2002, the Company aligned the effective tax rate based upon our expectation that our 2002 effective tax rate will be approximately 8.3%. The effective tax rate for the second quarter of 2002 was approximately 62%.

      Restructuring and Other Costs. During the three month period ended June 30, 2002, the Company recorded restructuring and other costs of $1.4 million, consisting of the following:

Severance to eliminate 30 selected middle and senior level management positions associated with the Company’s plan to reduce layers of management and expand span of control	$1,407,000

      During the three month period ended June 30, 2001, the Company recorded restructuring and other costs of $16.1 million, consisting of the following:

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	$14,700,000
Severance and other costs associated with the continued building of a new executive management team and others	1,401,000

      During the three month period ended March 31, 2001, the Company recorded restructuring and other costs of $3.2 million, consisting of the following:

Discontinued acquisition discussions	$1,700,000
Severance and other costs associated with the continued building of a new executive management team	1,516,000

Liquidity and Capital Resources

      We generally fund our operations and working capital needs through internally generated funds, periodically supplemented by borrowings under our revolving credit facilities with a commercial bank. Our cash provided by operations was $7.1 million for the six month period ended June 30, 2002 compared to cash used in operations of $7.7 million for the same period in 2001. The increase of cash provided by operations is primarily due to accelerated collections on accounts receivable and the receipt of a tax refund of $10.3 million.

      The principal use of cash for investing activities during the six month period ended June 30, 2002 was the acquisition of PDA, for $15.9 million, net of cash acquired.

      In addition to our current cash balance of $101.5 million, we maintain an arrangement with a commercial bank to facilitate future cash flow requirements. Under this arrangement we may borrow an amount not to exceed $30.0 million with interest at the bank’s prime rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by our trade accounts receivable and equipment.

      Net cash used in financing activities of $5.2 million for the six month period ended June 30, 2002 was due primarily to the repurchase of 758,600 shares of our Common Stock, offset slightly by proceeds from stock option exercises and sales.

      Our offshore development centers’ operations accounted for approximately 16.5% of our total revenues during the three month period ended June 30, 2002. These revenues were comprised of rates and hours charged in the direct billings to our customers. Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the six month period ended June 30, 2002 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not generally use any types of derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Inflation did not have a material impact on our revenues or income from operations during the six month period ended June 30, 2002.

Recently Issued Financial Accounting Standards

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement will be effective for Covansys for any exit or disposal activities initiated after December 31, 2002.

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations”. This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for Covansys for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      On June 4, 2002, the annual meeting of shareholders was held. The meeting was held for the following purposes:

1.	to elect four directors to the Board of Directors; and

2.	to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for fiscal year 2002.

      The shareholders re-elected Mr. William C. Brooks as director. The vote was 23,442,707 for and 551,211 withheld.

      The shareholders re-elected Mr. Martin C. Clague as director. The vote was 23,632,271 for and 365,647 withheld.

      The shareholders re-elected Mr. Kevin J. Conway as director. The vote was 23,723,379 for and 274,539 withheld.

      The shareholders re-elected Mr. John A. Stanley as director. The vote was 23,723,379 for and 554,632 withheld.

      Mr. Rajendra B. Vattikuti and Mr. Ned C. Lautenbach continue as directors with terms expiring 2003. Mr. Douglas S. Land, Mr. Ronald K. Machtley, Mr. Frank D. Stella and Mr. David H. Wasserman continue as directors with terms expiring 2004.

      The shareholders approved the appointment of PricewaterhouseCoopers LLP as the independent auditors of Covansys Corporation for the year ending December 31, 2002. The vote was 23,463,456 for, 529,500 against and 4,962 abstain.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibit

(11)	Computation of Earnings per share.
(99.1)	Certification of Ned C. Lautenbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)	Certification of Michael S. Duffey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On April 26, 2002, Covansys filed a Form 8-K with the Securities and Exchange Commission regarding the dismissal of Arthur Andersen as its independent public accountants, and appointed PricewaterhouseCoopers LLP as their new independent public accountants. The appointment of PricewaterhouseCoopers LLP was subject to ratification by the Company’s Shareholders which was done at the Annual Meeting on June 4, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ NED C. LAUTENBACH

Ned C. Lautenbach
Chief Executive Officer,
Co-Chairman and Director

/s/ MICHAEL S. DUFFEY

Michael S. Duffey
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 12, 2002

Exhibit Index

Exhibit No.	Description

11	Computation of Earnings per share.
99.1	Certification of Ned C. Lautenbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Michael S. Duffey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.