Form 10-Q
period 2002-09-30
COVANSYS CORP
filed 2002-11-07
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	27,586,825 (Outstanding as of October 31, 2002)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2002

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,755	$97,902
Accounts receivable, net	69,391	72,389
Revenue earned in excess of billings, net	30,755	37,463
Deferred taxes	7,824	7,824
Prepaid expenses and other	5,101	6,092

Total current assets	236,826	221,670

Property and equipment, net	32,560	35,851
Computer software, net	1,981	7,549
Goodwill, net	10,691	17,572
Deferred taxes	2,891	2,891
Other assets, net	12,674	12,784

Total assets	$297,623	$298,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,127	$9,922
Accrued payroll and related costs	29,650	22,965
Other accrued liabilities	9,495	18,680
Deferred revenue	397	736

Total current liabilities	49,669	52,303

Other liabilities	225	218
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2001 and September 30, 2002, respectively	159,924	163,208
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 28,254,850 and 27,586,825 shares issued and outstanding as of December 31, 2001 and September 30, 2002, respectively	—	—
Additional paid-in capital	108,946	103,992
Retained earnings (deficit)	(12,230)	(12,923)
Stock subscriptions receivable	(2,362)	(2,341)
Accumulated other comprehensive loss	(6,549)	(6,140)

Total shareholders’ equity	87,805	82,588

Total liabilities and shareholders’ equity	$297,623	$298,317

The accompanying notes are an integral part of these condensed consolidated balance sheets.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands, except per share data)
	(Unaudited)
Revenues	$100,136	$99,273	$309,219	$284,699
Cost of revenues	71,453	75,435	223,394	211,154

Gross profit	28,683	23,838	85,825	73,545
Selling, general and administrative expenses	28,887	23,647	87,308	71,769
Restructuring and other	—	—	19,317	1,407

Income (loss) from operations	(204)	191	(20,800)	369
Other expense (income)	(1,006)	(626)	(4,229)	(2,456)

Income (loss) from operations before provision (benefit) for income taxes	802	817	(16,571)	2,825
Provision (benefit) for income taxes	(222)	67	(4,376)	233

Net income (loss)	1,024	750	(12,195)	2,592
Convertible redeemable preferred stock dividends	1,070	1,103	3,184	3,284

Net income (loss) available for common shareholders	$(46)	$(353)	$(15,379)	$(692)

Basic earnings (loss) per share —
Weighted average shares outstanding	28,640	27,587	28,821	27,837

Basic earnings (loss) per share	$0.04	$0.03	$(0.42)	$0.09
Basic loss per share from preferred stock dividends	(0.04)	(0.04)	(0.11)	(0.12)

Basic earnings (loss) per share	$—	$(0.01)	$(0.53)	$(0.03)

Diluted earnings (loss) per share —
Weighted average shares outstanding	28,640	27,587	28,821	27,837
Dilutive effect of stock options	—	—	—	—

Diluted weighted average shares outstanding	28,640	27,587	28,821	27,837

Diluted earnings (loss) per share from operations	$0.04	$0.03	$(0.42)	$0.09
Diluted loss per share from preferred stock dividends	(0.04)	(0.04)	(0.11)	(0.12)

Diluted earnings (loss) per share	$—	$(0.01)	$(0.53)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2002

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(12,195)	$2,592
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from operations:
Depreciation and amortization	8,985	10,566
Provision for doubtful accounts	1,302	991
Write-down of investment and receivable from affiliate	18,858	—
Benefit for deferred income taxes	(6,430)	—
Change in assets and liabilities —
Accounts receivable and revenue earned in excess of billings	(586)	(6,602)
Prepaid expenses and other assets	(80)	(1,011)
Accounts payable, accrued payroll and related costs and other liabilities	(6,577)	975
Deferred revenue	(1,486)	257

Net cash provided by operating activities	1,791	7,768

Cash flows from investing activities:
Investment in property, equipment and other	(7,202)	(11,758)
Investment in computer software	—	(1,016)
Payment of loan guarantee for affiliate	(13,608)	—
Business acquisition, net of cash acquired	—	(15,914)

Net cash used in investing activities	(20,810)	(28,688)

Cash flows from financing activities:
Net proceeds from issuance of common stock	969	526
Net proceeds from exercise of stock options and other, net	520	62
Repurchases of common stock	(12,591)	(5,521)

Net cash used in financing activities	(11,102)	(4,933)

Decrease in cash and cash equivalents	(30,121)	(25,853)
Cash and cash equivalents at beginning of period	140,123	123,755

Cash and cash equivalents at end of period	$110,002	$97,902

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

      The accompanying condensed consolidated financial statements have been prepared by management, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, the results of its operations for the three and nine month periods ended September 30, 2001 and 2002, and cash flows for the nine month periods ended September 30, 2001 and 2002. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2001 Form 10-K.

      The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected in future quarters or for the full fiscal year ending December 31, 2002.

2. Acquisition

      On May 31, 2002, Covansys acquired all of the outstanding capital stock of PDA Software Services, Inc (PDA), a wholly owned subsidiary of Selective Insurance Group. PDA is a market leader in the development, implementation and maintenance of systems for states required to meet federal tracking and reporting mandates of the Women, Infants & Children (WIC) Program. The acquisition expands the Company’s portfolio of capabilities for state governments and strengthens the Company’s business process outsourcing capabilities. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, PDA’s results are included in the condensed consolidated financial statements since the date of acquisition. The aggregate purchase price was approximately $15,914, net of cash acquired. The aggregate purchase price, which was funded through available working capital, has been allocated to the assets based upon their respective fair values.

3. Restructuring and Other Costs

      During the nine month period ended September 30, 2002, the Company recorded restructuring and other costs of $1,407, consisting of the following:

Severance to eliminate 30 selected middle and senior level management positions associated with the Company’s plan to reduce layers of management and expand span of control	$1,407

      During the nine month period ended September 30, 2001, the Company recorded restructuring and other costs of $19,317, consisting of the following:

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	$14,700
Severance and other costs associated with the continued building of a new executive management team and others	2,917
Discontinued acquisition discussions	1,700

      The following is a roll forward of the accrual for restructuring and other related charges:

Balance — December 31, 2001	$7,431
Provision	1,407
Cash payments and other	(6,887)

Balance — September 30, 2002	$1,951

      Cash payments and other includes $1,600 of liabilities that were reclassified within accrued other liabilities based upon the nature of the item.

4. Income Taxes

      The Company has recorded federal and state income taxes in the condensed consolidated statements of operations for the nine month periods ended September 30, 2001 and 2002 based on the anticipated effective tax rate for fiscal years 2001 and 2002. The Company has incurred tax losses in excess of tax carrybacks in the United States. The Company benefited these tax losses and expects to realize these tax assets through future U.S. taxable income generated by operations.

5. Common Stock Repurchase Program and Net Loss Per Share

      In October of 2002, the Company’s board of directors authorized the repurchase of an additional 2,000,000 shares of the Company’s Common Stock, bringing the total authorization to repurchase Company Common Stock to 14,000,000 shares.

      Through December 31, 2001, the Company repurchased 9,500,300 shares of its Common Stock, for cash, at a total cost of $131,504. During the nine month period ended September 30, 2002, the Company repurchased 758,600 shares of its Common Stock at a total cost of $5,521.

      Basic and diluted net loss per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net loss allocable to common shareholders by the weighted average number of shares of common stock outstanding. For the years 2001 and 2002, the effect of convertible redeemable preferred stock, stock options and warrants outstanding for the purchase of shares of common stock has not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal. The total number of shares excluded from the calculations of diluted net loss per share, prior to application of the treasury stock method, was 8,773,877 and 8,705,652, for the three month periods ended September 30, 2001 and 2002, respectively, and 8,790,676 and 8,726,144, for the nine month periods ended September 2001 and 2002, respectively.

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

      The following table summarizes the reconciliation of reported net loss available for common shareholders to adjusted net loss available for common shareholders for the years ended December 31, 1999, 2000 and 2001 and for the three and nine month periods ended September 30, 2001, had SFAS 142 been applied.

	Year ended December 31,			Three Months Ended	Nine Months Ended
	1999	2000	2001	September 30, 2001	September 30, 2001

Net income (loss) as reported	$29,797	$(58,157)	$(14,783)	$(46)	$(15,379)
Goodwill amortization, net of tax	951	858	561	141	423

Net income (loss) as adjusted	$30,748	$(57,299)	$(14,222)	$95	$(14,956)

Basic earning (loss) per common share:
Weighted average shares outstanding	37,267	32,892	28,704	28,640	28,821
Basic as reported	$0.80	$(1.77)	$(0.51)	$—	$(0.53)
Goodwill amortization, net of tax	0.03	0.03	0.02	—	0.01

Basic as adjusted	$0.83	$(1.74)	$(0.49)	$—	$(0.52)

Diluted earnings (loss) per common share:
Weighted average shares outstanding	38,212	32,892	28,704	37,413	28,821
Diluted as reported	$0.78	$(1.77)	$(0.51)	$—	$(0.53)
Goodwill amortization, net of tax	0.02	0.03	0.02	—	0.01

Diluted as adjusted	$0.80	$(1.74)	$(0.49)	$—	$(0.52)

      The Company completed the transitional goodwill impairment testing, as required by SFAS No. 142, during the three month period ended June 30, 2002. The Company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow methodology. This evaluation indicated that goodwill was not impaired.

7. Comprehensive Income (Loss)

      Other comprehensive income (loss) mainly includes foreign currency translation adjustments. Total comprehensive income (loss) is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net income (loss)	$1,024	$750	$(12,195)	$2,592
Other comprehensive income (loss)	(672)	673	(1,329)	409

Total comprehensive income (loss)	$352	$1,423	$(13,524)	$3,001

8. Related Party Transactions

      Synova, Inc. (Synova) is an information technology professional services organization owned by a Co-Chairman of the Company’s Board of Directors. During the nine month period ended September 30, 2002, the Company provided services to Synova totaling $2,916. In addition, Synova provided services to the Company totaling $2,291. The net balance owed to the Company by Synova at September 30, 2002 was $696. In addition, under the terms of a note payable, Synova owes the Company $8,000. This note is included in Other Assets on the accompanying condensed consolidated balance sheet, is due in September 2005, and interest is paid quarterly in accordance with its terms.

      The Company paid $750 to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial and management advisory services during the nine month period ended September 30, 2002.

      During the three month period ended September 30, 2002, the Company entered into a ten year agreement to provide IT outsourcing services to SIRVA, Inc., a company related through common ownership by CDR. During the three month period ended September 30, 2002, services provided by the Company to SIRVA, Inc. totaled $1,300.

      During the nine month period ended September 30, 2002, the Company provided IT services totaling $185 to Acterna Corporation, a company related through common ownership by CDR.

      The Company paid approximately $237 during the nine month period ended September 30, 2002 for mergers and acquisitions consulting services provided by the Chesapeake Group, Inc. a company owned by a director.

      Praja, Inc. (Praja) is an information technology professional services organization owned in part by a Co-Chairman of the Company’s Board of Directors. During the nine month period ended September 30, 2002, the Company provided services to Praja totaling $62. In addition, Praja provided services and software to the Company totaling $183.

9. Recently Issued Financial Accounting Standards

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

      In October 2002, the Emerging Issues Task Force issued tentative conclusions regarding EITF Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. This EITF is tentatively scheduled to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. We are closely monitoring developments in this issue and will complete our assessment of any potential impact on our results of operations upon the issuance of a final statement.

10. Subsequent Event — Stock Option Exchange Offer

      On October 7, 2002, our Board of Directors approved a plan under which certain option holders will be permitted to exchange outstanding Covansys stock options for a number of options to be calculated using the Black-Scholes valuation methodology. The new options will be issued no sooner than six months and a day from the date of cancellation of the original options. The new options will be issued with an exercise price equal to the fair market value of Covansys Common Stock on the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (dollars in thousands)

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

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method or, for outsourcing contracts, ratably over the applicable period. For the three months ended September 30, 2001 and 2002, approximately 29% and 42%, respectively, of our total revenues were generated from fixed-price engagements. The increase in the ratio of fixed-price projects is due to long term development projects we have with clients in the state and local government sector, the increased level of total outsourcing projects, and an increase in project work for other large clients.

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

      The following section discusses our Critical Accounting Policies. For information regarding our other accounting policies please refer to our discussion of our significant accounting policies provided in our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies and Estimates

      The following is an overview discussion of our critical accounting policies.

      Revenue Recognition. The Company recognizes professional service fee revenue on time-and-materials contracts as the services are performed.

      Revenues on fixed-priced contracts are recognized using the percentage of completion method. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion. Revenues from outsourcing contracts are recognized ratably over the applicable outsourcing period. Retainages, which are not material for any of the periods presented, are included in revenue earned in excess of billings in the accompanying consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

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

Results of Operations

      Revenues. Revenues decreased 0.9% to $99,273 for the three month period ended September 30, 2002 from $100,136 for the same period in 2001. Revenues decreased 7.9% to $284,699 for the nine month period ended September 30, 2002 from $309,219 for the same period in 2001. These decreases were largely attributable to slower demand caused by current economic conditions, longer sales cycles, and lower bill rates offset by revenue from PDA Software Services, Inc. (PDA) representing 5.2% and 2.5% of revenue for the three and nine month periods ended September 30, 2002. PDA was acquired on May 31, 2002.

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased approximately 16.9% to $23,838 for the three month period ended September 30, 2002 from $28,683 for the same period in 2001. Gross profit as a percentage of revenues decreased to approximately 24.0% for the three month period ended September 30, 2002 from approximately 28.6% for the same period in 2001. Gross profit decreased 14.3% to $73,545 for the nine month period ended September 30, 2002 from $85,825 for the same period in 2001. Gross profit as a percentage of revenue decreased to 25.8% for the nine month period ended September 30, 2002 from 27.8% for the same period in 2001. These decreases in gross profit and gross profit as a percentage of revenues are primarily attributable to lower utilization in the U.S., lower bill rates in the U.S. and India, changes in project mix and project phase, and start-up costs on large new projects and the process to transition the mix from onshore to offshore delivery.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased approximately 18.1% to $23,647 for the three months ended September 30, 2002 compared to $28,887 for the same period in 2001 and approximately 17.8% to $71,769 for the nine month period ended September 30, 2002 from $87,308 in 2001. Selling, general and administrative expenses for the three month period ended September 30, 2002 includes $386 provided for non-recurring expenses incurred by a special committee of independent directors of our Board of Directors in connection with the possible acquisition of all of our outstanding Common Stock by an existing shareholder at a price exceeding the current market price. These discussions have been terminated. As a percentage of revenues, selling, general and administrative expenses decreased to 23.8% for the three month period ended September 30, 2002 from 28.8% for the same period in 2001 and to 25.2% for the nine month period ended September 30, 2002 from 28.2% in 2001. These decreases are primarily due to the close management of spending through targeted actions in 2002 and the impact of eliminating goodwill amortization resulting from the adoption of SFAS 142.

      Other Expense (Income). Other expense (income) represents interest earned on cash and cash equivalents. Other income for the three and nine month periods ended September 30, 2002 was $626 and $2,456, respectively, as compared to $1,006 and $4,229 for the same periods in 2001. The decrease is primarily due to lower cash and cash equivalent balances and lower interest rates.

      Provision (Benefit) for Income Taxes. The provision for income taxes for the three and nine month periods ended September 30, 2002 was $67 and $233, respectively, as compared to a benefit for income taxes of $222 and $4,376 in 2001. Our 2002 provision for income taxes is based upon our expectation that our 2002 effective tax rate will be approximately 8.2%.

      Restructuring and Other Costs.

      During the nine month period ended September 30, 2002, the Company recorded restructuring and other costs of $1,407, consisting of the following:

Severance to eliminate 30 selected middle and senior level management positions associated with the Company’s plan to reduce layers of management and expand span of control	$1,407

      During the nine month period ended September 30, 2001, the Company recorded restructuring and other costs of $19,317, consisting of the following:

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	$14,700
Severance and other costs associated with the continued building of a new executive management team and others	2,917
Discontinued acquisition discussions	1,700

Liquidity and Capital Resources

      We generally fund our operations and working capital needs through internally generated funds, periodically supplemented by borrowings under our revolving credit facilities with a commercial bank. Our cash provided by operations was $7,768 for the nine month period ended September 30, 2002 compared to $1,791 for the same period in 2001. The increase of cash provided by operations is primarily due to improved operating net income and the receipt of a tax refund of $10,300.

      The principal use of cash for investing activities during the nine month period ended September 30, 2002 was the acquisition of PDA, for $15,914, net of cash acquired.

      In addition to our current cash balance of $97,902, we maintain an arrangement with a commercial bank to facilitate future cash flow requirements. Under this arrangement we may borrow an amount not to exceed $30,000 with interest at the bank’s prime rate, or the LIBOR rate plus 1 1/4%. Borrowings under this facility are short-term, payable on demand and are secured by our trade accounts receivable and equipment.

      Net cash used in financing activities of $4,933 for the nine month period ended September 30, 2002 was due primarily to the repurchase of 758,600 shares of our Common Stock, offset slightly by proceeds from stock option exercises and issuances of common stock under our employee stock purchase plan.

      Our offshore development centers’ operations accounted for approximately 16% of our total revenues during the three month period ended September 30, 2002. These revenues were comprised of rates and hours charged in the direct billings to our customers. Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the three and nine month periods ended September 30, 2002 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not use any types of derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Inflation did not have a material impact on our revenues or income from operations during the three and nine month periods ended September 30, 2002 and 2001.

Related Party Transactions

      Synova, Inc. (Synova) is an information technology professional services organization owned by a Co-Chairman of our board of directors. During the nine month period ended September 30, 2002, we provided services to Synova totaling $2,916. In addition, Synova provided services to us totaling $2,291. The net balance owed to us by Synova at September 30, 2002 was $696. In addition, under the terms of a note payable, Synova owes us $8,000. This note is due in September 2005, and interest is paid quarterly in accordance with its terms.

      We paid $750 to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial and management advisory services during the nine month period ended September 30, 2002

      During the three month period ended September 30, 2002, we entered into a ten year agreement to provide IT outsourcing services to SIRVA, Inc., a company related through common ownership of CDR. During the three month period ended September 30, 2002, services provided by us to SIRVA, Inc. totaled $1,300.

      During the nine month period ended September 30, 2002, we provided IT services totaling $185 to Acterna Corporation, a company related through common ownership by CDR.

      We paid approximately $237 during the nine month period ended September 30, 2002 for merger and acquisition consulting services provided by the Chesapeake Group, Inc., a company owned by a director.

      Praja, Inc. (Praja) is an information technology professional services organization owned in part by a Co-Chairman of our Board of Directors. During the nine month period ended September 30, 2002, we provided services to Praja totaling $62. In addition, Praja provided services and software to us totaling $183.

Subsequent Event — Stock Option Exchange Offer

      On October 7, 2002, our Board of Directors approved a plan under which certain option holders will be permitted to exchange outstanding Covansys stock options for a number of options to be calculated using the Black-Scholes valuation methodology. The new options will be issued no sooner than six months and a day from the date of cancellation of the original options. The new options will be issued with an exercise price equal to the fair market value of Covansys Common Stock on the date of grant.

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

      In October 2002, the Emerging Issues Task Force issued tentative conclusions regarding EITF Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” This EITF is tentatively scheduled to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. We are closely monitoring developments in this issue and will complete our assessment of any potential impact on our results of operations upon the issuance of a final statement.

Item 4. Controls and Procedures

      We have evaluated our internal control structure and disclosure controls and procedures. As a result of such review, minor enhancements to formalize and document procedures in place will be implemented prior to the end of 2002. The effectiveness of our internal control structure and disclosure controls and procedures will be evaluated quarterly. Based on the evaluation as of a date within 90 days of the filing of this Form 10-Q, Martin C. Clague, our Chief Executive Officer, and Michael S. Duffey, our Chief Financial Officer, have concluded our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934) are effective to ensure that material information relating to the Company would be made known to us by others within the Company, particularly during the period this Form 10-Q was being prepared.

      No significant changes were made to our internal controls or in the other factors that could significantly affect these controls subsequent to the date of the evaluation and there were no required corrective actions with regard to significant deficiencies or material weaknesses of these controls.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibit

(99.1)	Certification of Martin C. Clague pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)	Certification of Michael S. Duffey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On August 12, 2002, Covansys filed a Form 8-K with the Securities and Exchange Commission containing the statements required by Section 906 of the Sarbanes-Oxley Act of 2002 filed by the Chief Executive Officer and the Chief Financial Officer.

      On October 15, 2002, Covansys filed a Form 8-K with the Securities and Exchange Commission announcing the promotion of Martin C. Clague to president and chief executive officer. It was also announced that the board of directors had authorized the repurchase of an additional 2,000,000 shares of its outstanding Common Stock.

      On November 6, 2002, Covansys filed a Form 8-K with the Securities and Exchange Commission which included a copy of the Company’s October 24, 2002 press release announcing earnings for the three month period ended September 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ MARTIN C. CLAGUE

Martin C. Clague
Chief Executive Officer, President and Director

/s/ MICHAEL S. DUFFEY

Michael S. Duffey
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 7, 2002

I, Martin C. Clague, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Covansys Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c).	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Martin C. Clague

Chief Executive Officer and President

Date: November 7, 2002

I, Michael S. Duffey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Covansys Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c).	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael S. Duffey

Chief Financial Officer

        Date: November 7, 2002

Exhibit Index

Exhibit No.	Description

99.1	Certification of Martin C. Clague pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Michael S. Duffey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.