Form 10-K
period 2002-12-31
COVANSYS CORP
filed 2003-03-13
CIK 1028461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 0-22141

COVANSYS CORPORATION

(Exact name of registrant as specified in its charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2606945 (IRS Employer Identification No.)

32605 West Twelve Mile Road Farmington Hills, Michigan (Address of principal executive office)	48334-3339 (Zip Code)

Registrant’s telephone number, including area code: (248) 488-2088

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2)  Yes ☒  No ☐

     The aggregate market value of common stock held by non-affiliates of the registrant as of February 20, 2003 was $56,670,157.

     The number of shares outstanding of the registrant’s common stock as of February 20, 2003 was 27,221,049.

Documents Incorporated by Reference

     Portions of the Proxy Statement of the Registrant for its 2003 Annual Meeting of Shareholders to the extent expressly so stated, are incorporated by reference into Part III of this Report.

PART I
PART II
PART III
PART IV
SIGNATURES
Subsidiaries of Registrant
Consent of PricewaterhouseCoopers LLP
906 Certification of the Chief Executive Officer
906 Certification of the Chief Financial Officer

COVANSYS CORPORATION AND SUBSIDIARIES

FORM 10-K

For the Fiscal Year Ended December 31, 2002

PART I

Item 1. Business

Summary

      On February 5, 2001, Complete Business Solutions, Inc. announced that it began doing business under the new name Covansys Corporation and changed its Nasdaq National Market ticker symbol from CBSI to CVNS. Shareholder approval of the name change occurred in July 2001.

      Founded in 1985, Covansys Corporation is a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration services. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment, world-class quality and reduced costs.

      We firmly believe that knowledge of a client’s industry is every bit as important as in-depth technology expertise. That’s why our clients rely so heavily on our industry specialists.

      We offer high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. We specialize in using our in-depth industry knowledge to help our customers respond to current issues such as e-business, globalization, deregulation and privacy.

      We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, which include:

•	Application Maintenance and Development Outsourcing (AMD/O)

•	Custom Application Development

•	Web-to-Enterprise Integration (WEISM) and traditional e-business services

•	Packaged Software Implementation, Upgrades and Enhancements

•	Data Warehousing

•	Document Management

      We are an industry leader in integrating these service offerings with our offshore capabilities, having pioneered a global delivery model that is transparent, flexible and seamless.

      We offer flexible, cost-effective project delivery capabilities by providing our clients a choice among any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our development facilities in North America; or (3) offshore at one of our development facilities in India. We believe that our U.S./India infrastructure is one of the largest and best in the industry. Our ability to deliver services globally is enhanced by our local account management and recruiting infrastructure, consisting of a geographically dispersed network of 24 offices worldwide and 91 sales and client executives. Our infrastructure allows us to act as a local partner, becoming an integral member of a client’s technology team. This demonstrates our commitment to each market and enhances our ability to attract locally based clients and consultants.

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

      Our goal is to be the preferred, single-source provider of IT services to an expanding base of clients by establishing teams that quickly and cost effectively provide strong industry-specific solutions. To achieve this goal, our strategy is to:

•	Create awareness of our extensive capabilities in integration services and strategic outsourcing;

•	Capitalize on the marketing and development efforts of vertically focused industry solutions groups;

•	Expand the breadth and depth of our technical capabilities through a continued evaluation of emerging technologies and development of industry solutions;

•	Focus our infrastructure, both domestically and internationally, to serve local clients and capitalize on our significant investment in offsite and offshore development centers;

•	Create virtual partnerships with our clients to provide them with a broad range of IT solutions and establish cross-selling opportunities; and

•	Seek acquisitions and investments that complement our core skills or expand our geographic reach and have the potential to increase our overall value.

The Covansys Advantage

      The Covansys Advantage enables our clients to use IT more effectively with their evolving business needs. The key attributes of the Covansys Advantage are that we:

•	Provide flexible project delivery by offering our clients any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our development facilities in North America; or (3) offshore at one of our development facilities in India. This flexibility enables our clients to determine their degree of project involvement and to control the costs and speed of project delivery.

•	Assure clients of the highest quality software services, by following industry standard best practices in quality assurance processes and project management practices. Each of our three wholly-owned development centers in India are ISO9001 certified. Our facilities in Bangalore and Chennai are SEI CMM® and PCMM® Level 5 certified. Our Milpitas, California delivery center is rated SEI CMM® Level 4 and our Columbus, Ohio delivery center is rated SEI CMM® Level 3. In addition to our quality assurance certifications, more than 100 of our project managers are PMI PMP® (Project Management Professionals) as assessed by the Project Management Institute.

•	Offer clients a single-source provider of a broad range of IT services, from advising them on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions.

•	Offer a local presence by delivering our services to clients through a geographically dispersed network of 24 offices worldwide and 127 sales and marketing professionals. Our presence allows us to demonstrate our commitment to the local market and enhances our ability to attract locally based clients and consultants.

•	Recruit and train our consultants globally through our established domestic and international network. Consultants receive technical training in software engineering techniques and key technologies at one of our U.S. training centers or one of our overseas training centers in India. These centers are equipped with a variety of hardware, software and development tools.

Growth Strategy

      Our goal is to become the preferred single-source provider of IT services to an expanding base of clients by establishing teams that quickly and cost effectively provide industry-based IT applications solutions. To achieve this goal, our strategy is to:

•	Create awareness of our extensive capabilities in integration and strategic outsourcing services within defined industries.

•	Capitalize on the marketing and development efforts of vertically focused industry solutions groups. These groups develop solutions based on in-depth knowledge of particular industries and a detailed understanding of the client’s business.

•	Expand the breadth and depth of our technical capabilities through training existing personnel, recruiting experienced talent and acquiring complementary businesses. Our continued evaluation of emerging technologies enables us to add new service offerings and minimizes our dependence on any single technology.

•	Focus our infrastructure, both domestically and internationally, and capitalize on our significant investment in offsite and offshore development centers, as well as our systems, methodologies, training programs and marketing efforts. We believe that our existing development centers can be further leveraged to support a significantly larger number of consultants.

•	Create virtual partnerships with our clients to provide them with IT solutions so that we become an extension of their organization. This strategy uses a team approach that makes the client an integral team member. We consider the impact of each project on the entire application to build a broader solution over time. We quickly assemble capable teams and use the strategic insights of the client to produce flexible, supportable business and IT solutions.

•	Seek acquisitions and investments in technology alliances that complement our core skills or expand our geographic reach and have the potential to increase our overall value, rather than merely increase our revenues. We believe that our diversified management organization allows us to efficiently integrate acquisitions.

Industry Specific Solutions

      In addition to these core categories of technical services, we expect to achieve higher penetration in our vertical markets, such as Public Sector, with our industry-specific solutions. Our domain expertise and intellectual property offers a higher level of subject matter knowledge so that we can offer our clients additional value in developing their IT solutions. Our industry knowledge helps our customers respond to such technological issues as e-business, globalization, deregulation and privacy. We offer focused leadership in the public sector industry, as well as years of technology delivery experience in retail, healthcare, manufacturing, financial services and telecommunications.

      We believe that knowledge of a client’s industry is as important as technology expertise. There is no one-size-fits-all answer to many of the complex systems that manage and compute data for our client companies. Our knowledge and experience contributes to a shorter learning curve on the path to a customized implementation. Our specialized teams focus on the changes generated by such issues as e-business, globalization and deregulation. We provide high-value, client-driven and timely business solutions.

      We have years of experience with a number of industries, such as public sector, telecommunications, retail, healthcare, manufacturing and financial services. In addition, we have become recognized leaders in a number of industries with proprietary software or methods that address very specific business issues. Examples of our industry specific solutions include:

      Public Sector:

•	Childcare Management

•	Case Management

•	Transportation

•	Woman, Infant and Children (WIC) Program Management

•	Labor and Tax Revenue Systems

•	Public Retirement

•	Clarety Public Retirement Administration Package

      Healthcare:

•	HIPAA Compliance Programs

      Financial Services:

•	FloodConnect

•	AdvantAgent

      Telecommunications:

•	Intelligent Network Applications

      We have been committed to providing customized and innovative solutions to more than 40 state governments since 1985. In the 2002 edition of Washington Technology, a leading industry trade journal for government IT systems integrators and resellers, our leadership in the public sector industry was recognized by inclusion in their “Who’s Who in State and Local Government” list.

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

Strategic Outsourcing

      Speed, flexibility and round-the-clock productivity are the hallmarks of our outsourcing services. Our fast and flexible onsite, offsite, offshore delivery model lends itself to a full spectrum of outsourcing services. We can deliver requirements from applications maintenance and modernization to full IT outsourcing with our unique global delivery model.

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

Clients

      Using our strategic approach, we are quickly becoming an important supplier to middle market clients. In 2002, we provided services to over 500 clients in North America, Europe and Asia. Our strategy is to maximize our client retention rate and to secure additional engagements by providing quality services and by being responsive to our client needs. For each of the past five years, existing clients from the previous fiscal year generated more than 80% of our revenues.

      Certain of our representative clients in various industries are listed in the following table:

Banking and Financial Services

American Century

Bank One Corporation
Textron Financial Corporation
T. Rowe Price Investment Technologies, Inc.
UnumProvident Corporation

Healthcare

CHA Health

Henry Ford Health System
The Permanente Medical Group
The Regence Group

Manufacturing

DaimlerChrysler AG

Ford Motor Company
General Motors Corporation
Johnson Controls, Inc.
Visteon Automotive Services

Retail and Distribution

The Kroger Company

Lands’ End, Inc.
Spartan Stores, Inc.
Sirva, Inc.

Public Sector

State of California

State of Indiana
State of Michigan
State of Nebraska
State of Ohio
State of Rhode Island
State of South Carolina

Utilities and Telecommunications

Lucent Technologies, Inc.

South Carolina Electric and Gas Company
Southern California Edison
Sprint Corporation

Sales and Marketing

      We generate new sales by actively pursuing new clients through focused marketing programs and cross-selling our services to our existing clients.

      Using 127 sales and marketing professionals, we identified and closed business in more than 100 new client accounts in 2002, and we continue to benefit by currently securing repeat business from more than 90 percent of our existing client base.

      A centralized marketing department works closely with the sales team. Marketing is responsible for supporting sales efforts through branding and awareness campaigns, including media and analyst relations, service offering development, sales tool and collateral development.

      The marketing team helps to create the visibility and awareness needed to facilitate the sales process. The team also works closely with IT industry analyst firms, such as Gartner, Giga, Forrester, AMR and Meta, which play an important role in providing market intelligence, validating strategies and service offerings, and influencing prospective clients.

Human Resources

      Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. Our strategy for achieving “career-based employment” includes career planning, thorough initial and ongoing training, allocation of assignments in accordance with employee skills and career objectives and a comprehensive benefits package. This package includes a company-matched 401(k) plan, stock purchase plan, health, dental and vision insurance, preventive medical, short-term disability insurance, a flexible spending account and tuition reimbursement. We also will continue to grant stock options as part of our recruitment and retention strategy. As part of our effort to minimize turnover we emphasize:

•	Human resource management;

•	Competitive salaries;

•	Comprehensive benefits; and

•	Employee stock options

      We use aggressive recruitment strategies to source well-qualified and well-credentialed consultants throughout the United States. Our most successful candidate sources include: Employee Referrals, Management Referrals, Internet Searching and Postings, On-line Career Fairs, Traditional Career Fairs, Professional Organizations, Trade Shows, Seminars, advertisements and articles in leading newspapers, business periodicals, trade magazines, networking, out-placement firms and search firms. In addition, our recruiting activities seek to draw on an international pool of IT talent. We actively recruit in a variety of countries including India, England, Belgium, Italy, Germany, Spain, the Netherlands and Singapore.

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

      Our consultants typically have Bachelor’s or Master’s degrees in Computer Science, Engineering or other technical disciplines. As of December 31, 2002, we had 4,404 employees comprised of 3,925 IT professionals, 127 sales and marketing personnel and 352 general and administrative personnel. As of December 31, 2002, we also had 457 independent contractors working on client engagements.

      We have employee training centers in a variety of locations in the United States and in India. Between projects and after business hours, our IT professionals may receive training on a variety of technology platforms. We provide over 200 courses on our computer-based training system, which is available 24 hours a day, 7 days a week. We have license to 250 titles with access to over 1,200 titles of technical coursework. In addition to technical skills in a variety of programming languages, we offer courses in project management and methodology. More than 100 of our project managers are PMP (Project Management Professionals) certified as assessed by the Project Management Institute.

Available Information

      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at http://www.covansys.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

Item 2. Properties

      We lease approximately 70,000 square feet of office space in Farmington Hills, Michigan for our headquarters office. In addition to our headquarters, we lease office space throughout the world. Currently, our facilities are adequate for our needs.

      We have principal offices in the following locations:

North America		International
Atlanta, GA Chicago, IL Cleveland, OH Columbus, OH Farmington Hills, MI Indianapolis, IN Lansing, MI	Middletown, CT Milpitas, CA Montreal, Canada Overland Park, KS Portland, OR Providence, RI Sacramento, CA Tampa, FL	Bangalore, India Brussels, Belgium Chennai, India London, U.K. Madrid, Spain Mumbai, India Munich, Germany Rome, Italy Singapore

Item 3. Legal Proceedings

      We are, from time to time, party to ordinary, routine litigation incidental to our business. We do not believe that the ultimate resolution of any existing matter will have a material adverse effect on our financial condition, results of operations or cash flows.

      In addition, many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. We attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services. We have undertaken engagements for which the Company guarantees its performance based upon defined client specifications or delivery dates. Certain engagements have required us to obtain a performance bond from a licensed surety, to guarantee performance, and to post the performance bond with the client. As of December 31, 2002, we had 15 performance bonds outstanding and posted with clients, with an aggregate total value of approximately $31.9 million. Two of these performance bonds are secured by letters of credit totaling approximately $5.3 million. We intend to satisfy all of our performance obligations with our clients and do not anticipate defaulting on any of these performance bonds or letters of credit.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported on the Nasdaq National Market.

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2001:
First Quarter	$13.19	$9.13
Second Quarter	$13.65	$8.61
Third Quarter	$13.32	$7.45
Fourth Quarter	$9.98	$6.38
Year Ended December 31, 2002:
First Quarter	$10.69	$7.30
Second Quarter	$9.17	$5.28
Third Quarter	$6.10	$1.70
Fourth Quarter	$4.24	$1.77

      On February 5, 2001, Complete Business Solutions, Inc., announced that it began doing business under the new name Covansys Corporation and changed its Nasdaq National Market ticker symbol from CBSI to CVNS. Shareholder approval of the name change occurred in July 2001.

      As of February 20, 2003, there were approximately 5,700 shareholders of record of our common stock.

      Since our initial public offering in March 1997, we have not paid cash dividends on our common stock. We currently anticipate that all of our earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

      The selected financial data presented below for the five years ended December 31, 2002, are derived from our Consolidated Financial Statements and related Notes thereto. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Form 10-K.

      On May 31, 2002 we acquired all of the capital stock of PDA Software Services, Inc. (“PDA”). This acquisition was accounted for by the purchase method of accounting and, accordingly, the operating results of PDA have been included in the consolidated financial statements since the date of acquisition.

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

      On April 20, 1999, we acquired E-Business Solutions.com, Inc. (“EBS”), formerly Impact Innovations Group, Inc. This acquisition was accounted for by the purchase method of accounting and, accordingly, the operating results of EBS have been included in the consolidated financial statements since the date of acquisition.

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

	Years Ended December 31,

	1998	1999	2000	2001	2002(b)

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$361,667	$443,541	$419,641	$404,734	$383,053
Cost of revenues	236,499	297,171	308,299	290,651	284,853

Gross profit	125,168	146,370	111,342	114,083	98,200
Selling, general and administrative expenses	83,233	98,645	143,467	115,011	96,221
Restructuring, merger costs and other(a)	28,250	5,367	21,507	23,665	1,324

Income (loss) from continuing operations	13,685	42,358	(53,632)	(24,593)	655
Other expense (income)	(2,927)	(3,737)	(6,060)	(5,531)	(4,110)

Income (loss) from continuing operations before provision (benefit) for income taxes and minority interest	16,612	46,095	(47,572)	(19,062)	4,765
Provision (benefit) for income taxes	9,962	16,283	(11,255)	(8,544)	880

Net income (loss) from continuing operations	6,650	29,812	(36,317)	(10,518)	3,885

Income (loss) from discontinued operations, net of income taxes	41	(15)	(1,692)	—	—
Gain on sale of discontinued operations, net of income taxes	—	—	6,072	—	—

Net income (loss)	6,691	29,797	(31,937)	(10,518)	3,885
Beneficial conversion feature	—	—	(23,651)	—	—
Convertible redeemable preferred stock dividends	—	—	(2,569)	(4,265)	(4,298)

Net income (loss) available for common shareholders	$6,691	$29,797	$(58,157)	$(14,783)	$(413)

Basic weighted average shares outstanding	34,414	37,267	32,892	28,704	27,734

Basic earnings (loss) per share	$0.19	$0.80	$(1.77)	$(0.51)	$(0.01)

Diluted weighted average shares outstanding	36,211	38,212	32,892	28,704	27,734

Diluted earnings (loss) per share	$0.18	$0.78	$(1.77)	$(0.51)	$(0.01)

	As of December 31,

	1998	1999	2000	2001	2002(b)

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$60,732	$91,236	$140,123	$123,755	$87,742
Working capital	108,857	166,051	206,900	187,157	164,383
Total assets	191,045	277,388	330,901	297,623	305,274
Revolving credit facility and long-term debt	—	—	—	—	—
Convertible redeemable preferred stock	—	—	155,660	159,924	164,222
Total shareholders’ equity	141,155	236,417	117,106	87,805	82,170

(a)	Fiscal year 2002 restructuring, merger costs and other consists of approximately $1.3 million related to costs associated with our organizational restructuring, including severance. Fiscal year 2001 restructuring, merger costs and other consists of approximately $14.7 million related primarily to the disposal of an equity investment and related note receivable based on management’s determination that this investment no longer fit the strategic direction of the Company; approximately $7.3 million of costs associated with our organizational restructuring, including severances and lease terminations; and approximately $1.7 million in legal and advisory fees related to discontinued acquisition discussions. Fiscal year 2000 restructuring, merger costs and other consists of approximately $18.6 million of costs associated with our organizational restructuring, including severance and lease terminations, and approximately $2.9 million related primarily to the write-down of certain assets which we determined were no longer realizable. Fiscal year 1999 restructuring, merger costs and other consists of approximately $5.4 million of certain non-capitalizable merger and other costs, including lease termination and severance, related to the acquisition of EBS. Fiscal year 1998 consists of approximately $12.7 million in transaction costs related to the mergers with Costello and Claremont and approximately $15.6 million related primarily to the write-down of certain assets which Claremont determined, prior to June 30, 1998, were no longer realizable.

(b)	On January 31, 2002, we issued a press release which announced our unaudited earnings for the three month period and year ended December 31, 2002, as well as the summarized balance sheet as of December 31, 2002. Subsequent to our earnings announcement, management identified certain necessary adjustments that were not of a material nature or amount and did not change reported net income or earnings per share. These adjustments have been included in the amounts presented for 2002 in this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in Item 8 of this Form 10-K. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include general economic conditions and conditions in the IT industry such as our failure to recruit and retain IT professionals, risks related to our merger, acquisition and strategic investment strategy, variability of our operating results, potential cost overruns on fixed-price projects, exposure to regulatory, political and economic conditions in India and Asia, competition in the IT services industry, short-term nature and termination provisions of contracts, economic conditions unique to clients in specific industries, and limited protection of intellectual property rights, each of which are discussed herein under the caption “Factors that may Affect Future Results.”

Overview

      We are a global technology services company. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs. For each of the past five years, over 80% of our revenues were generated from existing clients from the previous fiscal year.

      We offer our clients a focused range of information technology (IT) services specializing in industry-specific solutions, strategic outsourcing and integration services. Our range of experience runs from advising clients on IT business strategy and strategic plans to developing and implementing appropriate IT applications solutions.

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenues ratably over the applicable period. For the years ended December 31, 2000, 2001 and 2002, approximately 20%, 32% and 42%, respectively, of our total revenues were generated from fixed-price engagements. The increase in the ratio of fixed-price projects is due to long term development projects we have with clients in the state and local government sector, the increased level of outsourcing projects and an increase in project work for other large clients.

      Our most significant cost is project personnel cost, which consists primarily of salaries, wages and benefits for our IT professionals. We strive to maintain our gross profit margin by controlling project costs and managing salaries and benefits relative to billing rates. We use a human resource management team to ensure that IT professionals are quickly placed on assignments to minimize nonbillable time and are placed on assignments that use their technical skills and allow for maximum billing rates.

      In an effort to sustain our growth and profitability, we have made and continue to make substantial investments in our infrastructure, including: (1) development centers in the United States and India; (2) system methodologies; (3) sales and marketing teams; and (4) internal systems.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the consolidated financial statements and accompanying notes. We regularly evaluate and discuss with our Audit Committee the accounting policies and estimates we use to prepare our consolidated financial statements. Estimates are used for, but not limited to, revenue recognition under the percentage-of-completion method, impairment assessments of goodwill and other long-lived assets, realization of deferred tax assets, allowance for doubtful accounts, and litigation related contingencies. These estimates are based on historical experience, project management, and various assumptions that we believe to be reasonable given the particular facts and circumstances. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

      The Securities and Exchange Commission has defined “critical accounting policies” as those that are most important to the portrayal of a company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates. Based on this definition, we have identified the critical accounting policies discussed below. We have other significant accounting policies, which also involve the use of estimates, judgments and assumptions that are integral to understanding our results of operations. For a complete discussion of all significant accounting policies, see Note 1 of our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

      The following is an overview discussion of our critical accounting policies.

      Revenue Recognition. We recognize professional service fee revenue on time-and-materials contracts as the services are performed.

      Except for fixed-price outsourcing contracts, revenues on fixed-priced contracts are recognized using the percentage of completion method. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.

      Revenues from fixed-price outsourcing contracts are recognized ratably over the applicable outsourcing period. Retainages, which are not material for any of the periods presented, are included in revenue earned in excess of billings in the accompanying consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

      Computer Software. We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material in the periods indicated.

      Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

	Years Ended
	December 31,

	2000	2001	2002
Revenues	100.0%	100.0%	100.0%
Cost of revenues	73.5	71.8	74.4

Gross profit	26.5	28.2	25.6
Selling, general and administrative expenses	34.2	28.4	25.1
Restructuring, merger costs and other	5.1	5.8	0.3

Income (loss) from continuing operations	(12.8)%	(6.0)%	0.2%

2002 Compared to 2001

      Revenues. Our revenues decreased 5.4% to $383.1 million for fiscal 2002 compared to $404.7 million in fiscal 2001. This decrease was largely attributable to slower demand caused by current economic conditions, longer sales cycles, and lower bill rates offset by revenue from PDA Software Services, Inc. (PDA) representing 3.2% of revenue for the year ended December 31, 2002. PDA was acquired on May 31, 2002. For the year ended December 31, 2002, over 90% of our revenues were generated from existing clients from the previous year.

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs, delivery management, and contractual services. Gross profit decreased 13.9% to $98.2 million in fiscal 2002 from $114.1 million in fiscal 2001. Gross profit as a percentage of revenue decreased from 28.2% in fiscal 2001 to 25.6% in fiscal 2002. These decreases in gross profit and gross profit as a percentage of revenues are primarily due to lower bill rates in the U.S. and India resulting from increased market pressures, changes in project mix and project phase, start-up costs on large new projects, and the process to transition from onshore to offshore delivery.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resource and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased 16.3% to $96.2 million in fiscal 2002 compared to $115.0 million in fiscal 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 28.4% in fiscal 2001 to 25.1% in fiscal 2002. These decreases are primarily due to close management of spending through targeted actions in fiscal 2002, as well as the impact of eliminating approximately $.6 million of goodwill amortization resulting from the adoption of SFAS 142. Selling, general and administrative expenses for the year ended December 31, 2002 includes an approximate $1.2 million charge for an operating lease which management determined was no longer needed; $.6 million in severance associated with the elimination of certain senior level positions; and $.8 million for other legal costs including non-recurring expenses incurred by a special committee of independent directors of our Board of Directors in connection with the possible acquisition of all of our outstanding Common Stock by an existing shareholder at a price exceeding the current market price. These discussions were terminated.

      Other Expense (Income). Other expense (income) represents interest earned on cash equivalents, net of interest expense on borrowings. Other income for fiscal 2002 was $4.1 million compared to $5.5 million in fiscal 2001. The decrease is primarily due to lower interest rates earned on the investment of funds and reduced cash balances during the year.

      Provision for Income Taxes. The provision for income taxes for fiscal 2002 was $.9 million compared to a benefit for income taxes for fiscal 2001 of $8.5 million. During fiscal 2002, we incurred taxable income in India which was partially offset by tax losses in the United States. The tax losses in the United States are in excess of tax carrybacks. We benefited tax losses in the United States as we expect to realize tax assets through future U.S. taxable income. The effective rate for 2002 is the result of a lower tax rate in India versus the United States.

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

      Other Expense (Income). Other income for fiscal 2001 was $5.5 million compared to $6.1 million in fiscal 2000. This decrease is primarily due to lower interest rates earned on the investment of funds.

      Benefit for Income Taxes. During fiscal 2001 we incurred substantial tax losses in the United States offset partially by taxable income in India. The tax losses in the United States are in excess of tax carrybacks. We benefit tax losses and expect to realize tax assets through tax loss carry-back and future U.S. taxable income. The effective tax rate for the year is the result of a lower tax rate in India versus the U.S.

Discontinued Operations and Gain on Sale of Discontinued Operations

      In June 2000, our board of directors adopted a plan to sell the operations of our contract programming services subsidiary, Synova, Inc. (Synova). Accordingly, the accompanying consolidated financial statements have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “income (loss) from discontinued operations” in the accompanying consolidated statements of operations for all years presented. The net cash flows of Synova have been included in “cash used in discontinued operations” in the accompanying consolidated statements of cash flows for all years presented.

      On September 28, 2000, we sold Synova to a related party in exchange for 750,000 shares of our Common Stock, which was determined to be the fair market value.

      As a result of this exchange, we recorded a gain on the sale of a discontinued operation of $6.1 million, net of income taxes, in the accompanying consolidated statements of operations.

Restructuring, Merger and Other Related Charges

      In fiscal 2002, restructuring and other costs of $1.3 million were recorded for severance and costs associated with the reduction of 30 employees, including employees from executive management and certain business units.

      In fiscal 2001, the Company recorded restructuring and other costs of $23.7 million, consisting of the following:

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	$14.7
Severance costs	5.3
Termination of lease obligations associated with consolidation of facilities	0.9
Discontinued acquisition discussions	1.7
Other	1.1

$23.7

      In fiscal 2000, we recorded restructuring and other costs of $21.5 million, consisting of the following:

Severance costs	$8.8
Termination of lease obligations associated with consolidation of facilities	5.8
Write-off of assets due to change in strategic direction	2.9
Other	4.0

$21.5

Related Party Transactions

      Synova is an IT professional services organization owned by a co-chairman of our Board of Directors. For the year ended December 31, 2002, we provided services to Synova totaling approximately $4.6 million. In addition, Synova provided services to Covansys, for the year ended December 31, 2002, totaling approximately $4.1 million. The net balance due Covansys from Synova at December 31, 2002 was $.2 million. In addition, under the terms of a note payable, Synova owes Covansys $8 million. The note is due in September 2005, and interest is being paid quarterly in accordance with its terms.

      We paid approximately $.3 million, $.9 million and $1.1 million to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial, management advisory, and executive management services for the years ended December 31, 2000, 2001 and 2002, respectively.

      In 2002, we entered into a ten year agreement to provide IT outsourcing services to SIRVA, Inc., a company related through common ownership by CDR. During the year ended December 31, 2002, services provided by Covansys to SIRVA, Inc. totaled approximately $2.8 million.

      During the year ended December 31, 2002, we provided IT services totaling $.2 million to Acterna Corporation, a company related through common ownership by CDR.

      We paid approximately $.7 million, $1.1 million and $.2 million during the years ended December 31, 2000, 2001, and 2002, respectively, for merger and acquisition consulting services provided by the Chesapeake Group, Inc., a company owned by a director.

      Praja, Inc. (Praja) is an information technology professional services organization owned in part by a co-chairman of our Board of Directors. During the year ended December 31, 2002, we provided services to Praja totaling $.1 million. In addition, during the year ended December 31, 2002, Praja provided services and software to Covansys totaling $.2 million.

      We have a note receivable of $.6 million from a director. This note bears interest at 8.25% and is due in December 2006.

New Accounting Pronouncements

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

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement will be effective for Covansys for any exit or disposal activities initiated after December 31, 2002. The adoption of this statement will principally impact the ultimate timing of when activities are recorded as expense.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Certain disclosure requirements of FIN 45 are included in these consolidated financial statements while the accounting requirements of FIN 45 are effective January 1, 2003. While we have not yet completed our evaluation of FIN 45, we do not expect the adoption of FIN 45 to have a material effect on our results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock based compensation.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, which are referred to as variable-interest entities (“VIEs”). FIN 46 is effective for Covansys for the year ending December 31, 2003. While we have not yet completed the evaluation of FIN 46, we do not expect the adoption of FIN 46 to have a material effect on our results of operations or financial position.

Liquidity and Capital Resources

      As of December 31, 2002, we had cash and short-term investments totaling $101.0 million. We generally fund our operations and working capital needs through internally generated funds. Cash provided by (used in) operating activities was $(3.3) million, $18.3 million and $16.0 million for the years ended December 31, 2000, 2001 and 2002, respectively. The improvement in cash provided by operations in 2001 and 2002, from 2000, is primarily due to improved operating income and the receipt of tax refunds in 2002.

      The principal use of cash for investing activities during the three years ended December 31, 2002 was for the purchase of property and equipment, primarily as part of the development and enhancement of our offshore software development centers, the acquisition of PDA, the purchase of investment securities available for sale and the payment of the $13.6 million loan guarantee, which was related to the investment in an affiliated management consulting firm (see Note 1 “Organization and Summary of Significant Accounting Policies — Investments” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.)

      To facilitate future cash flow needs, we have an arrangement with a commercial bank, where we may borrow an amount not to exceed $20.0 million with interest at the bank’s prime interest rate, or the LIBOR rate plus 1 1/4%. $15.0 million of the $20.0 million is available for standby letters of credit. As of December 31, 2002, we had $5.3 million of standby letters of credit outstanding as collateral for two performance bonds. Borrowings under this facility are short-term, payable on demand and are collateralized by all assets. During the three year period ended December 31, 2002, we have not had any significant average balances outstanding under this arrangement.

      Net cash provided by (used in) financing activities was $81.3 million, $(12.8) million and $(5.9) million for years ended December 31, 2000, 2001 and 2002, respectively. The change in cash provided by financing activities in 2000 was primarily due to the funds received in connection with the issuance of Convertible Redeemable Preferred Stock in 2000 of $185.7 million. A significant use of cash in financing activities was for the repurchase of our Common Stock. During the years ended December 31, 2000, 2001 and 2002, we repurchased 7,663,600, 1,482,700 shares and 1,124,376 shares, respectively, of our Common Stock, for $111.8 million, $14.5 million and $6.6 million, respectively.

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in 2000, 2001 and 2002 did not have a material impact on income (loss) from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Revenues generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States, accounted for 16.1% of our total 2002 revenues. In addition, services provided by our other international operations, primarily in Europe, accounted for 5.1% of our total revenues.

      Inflation did not have a material impact on our revenues or income (loss) from operations in fiscal years 2000, 2001 and 2002.

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

Failure to Properly Manage Acquisitions and Strategic Investments

      We have expanded, and plan to continue to expand our operations through acquisitions of additional businesses.

      Acquisitions involve a number of special risks, including:

      • Diversion of management’s attention;

      • Failure to retain key personnel of the acquired business;

      • Assumption of unanticipated legal liabilities and other problems; and

      • Difficulties in integrating systems, operations and cultures

      We have previously made investments in start-up companies that have the potential to be successful and to complement our current business. Investing in these companies is a highly risky strategy. These companies frequently have a limited operating history, unproven business plans and are exposed to high start-up costs.

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

Our Fixed-Price Projects Expose us to Cost Overrun Risks

      We realized approximately 32% and 42% of our revenues from fixed-price projects during the years ended December 31, 2001 and 2002, respectively. Significant cost overruns can occur if we fail to:

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

Exposure to Regulatory, Political and General Economic Conditions in India and Asia

      Revenues generated by our India and Asia operations from both direct services provided to clients in India and Asia as well as services provided to customers in the United States accounted for 16.1% of our 2002 revenues. In addition, approximately 35% of our workforce was located in India and Asia. We benefit directly from certain incentives provided by the Indian government to encourage foreign investment, including tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. If the Indian government changes any of these incentives, it could negatively impact the profitability of our Indian operations.

      India has experienced significant inflation and shortages of foreign exchange, and is subject to civil unrest and acts of terrorism. Changes in interest rates, inflation rates, tax rates and policies, or other social, political, economic or diplomatic developments affecting India in the future could have an adverse effect on our business.

We Operate in Highly Competitive Markets

      The IT services industry is highly competitive, undergoing consolidation and is served by many national, regional and local firms, all of which are either existing or potential competitors. Many of our competitors have substantially greater resources and greater name recognition than we do. In addition, there are relatively few barriers to entry into our markets. We have faced, and we expect to continue to face, additional competition from new entrants into our markets as well as intensive pricing pressures from that competition. We cannot be certain that we will be able to compete successfully with existing or new competitors.

Our Contracts are Short-Term and Contain Termination Provisions

      Although the terms of our contracts with clients range from 90 days to 10 years, a typical contract with a client has a term of less than one year. A client may choose not to renew its contract when it terminates. Under our contracts, clients may unilaterally reduce the use of our services with little or no notice and without penalty. Many of our contracts have termination provisions and contracts with our public sector state and local clients typically allow for termination for convenience which is required by law. If we are unable to retain our existing clients, our business could be adversely affected. An unanticipated termination of a major project could result in a loss of revenues and could require us to pay a number of unassigned IT professionals until new engagements can be obtained.

Some of Our Clients May Experience Unique Economic Conditions that are Specific to Their Particular Industry

      We provide services to clients in a wide variety of industries. Many of the industries are subject to factors and economic conditions that are unique to the particular industry and may not be reflected in the overall health of the economy in general. Our revenue growth and the realizability of our accounts receivable could be adversely affected if our clients in these particular industries encounter economic difficulties. Such difficulties could include:

•	the inability of participants in the industry to access the capital or credit markets;

•	business slowdowns due to excess inventory; and

•	shortfalls in demand for the product or service produced by a particular industry.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risk for the effect of foreign currency fluctuations and interest rate changes. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Item 7 of this Form 10-K — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Foreign Exchange Risk

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in 2000, 2001 and 2002 did not have a material impact on income (loss) from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. We do not generally use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Revenues generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States, accounted for 16.1% of our total 2002 revenues. In addition, services provided by our other international operations, primarily in Europe, accounted for 5.1% of our total revenues.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $101.0 million as of December 31, 2002. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Item 8. Financial Statement and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Covansys Corporation:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Covansys Corporation and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Covansys Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revisions described in Note 4, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 31, 2002.

      As described in Note 4 to the financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

      As discussed above, the financial statements of Covansys Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 4. In our opinion, the transitional disclosures in Note 4 for 2001 and 2000 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 4, 2003

      The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As explained in Note 4, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

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

ARTHUR ANDERSEN LLP

Detroit, Michigan

January 31, 2002

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$123,755	$87,742
Short term investments	—	13,263

Cash and short term investments	123,755	101,005
Accounts receivable, net	69,391	69,290
Revenue earned in excess of billings, net	30,755	42,500
Deferred taxes	7,824	4,235
Prepaid expenses and other	5,101	6,107

Total current assets	236,826	223,137

Property and equipment, net	32,560	36,422
Computer software, net	1,981	6,958
Goodwill, net	10,691	17,053
Deferred taxes	2,891	9,432
Other assets, net	12,674	12,272

Total assets	$297,623	$305,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,127	$10,754
Accrued payroll and related costs	29,650	23,063
Other accrued liabilities	9,495	24,310
Deferred revenue	397	627

Total current liabilities	49,669	58,754

Other liabilities	225	128
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2001 and 2002	159,924	164,222
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 28,254,850 and 27,221,049 shares issued and outstanding as of December 31, 2001 and 2002, respectively	—	—
Additional paid-in capital	108,946	98,631
Retained earnings (deficit)	(12,230)	(8,345)
Stock subscriptions receivable	(2,362)	(2,218)
Accumulated other comprehensive loss	(6,549)	(5,898)

Total shareholders’ equity	87,805	82,170

Total liabilities and shareholders’ equity	$297,623	$305,274

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	2001	2002

	(In thousands, except per share data)
Revenues	$419,641	$404,734	$383,053
Cost of revenues	308,299	290,651	284,853

Gross profit	111,342	114,083	98,200
Selling, general and administrative expenses	143,467	115,011	96,221
Restructuring, merger costs and other	21,507	23,665	1,324

Income (loss) from continuing operations	(53,632)	(24,593)	655
Other expense (income)	(6,060)	(5,531)	(4,110)

Income (loss) from continuing operations before provision (benefit) for income taxes	(47,572)	(19,062)	4,765
Provision (benefit) for income taxes	(11,255)	(8,544)	880

Net income (loss) from continuing operations	(36,317)	(10,518)	3,885
Loss from discontinued operations, net of income taxes	(1,692)	—	—
Gain on sale of discontinued operations, net of income taxes	6,072	—	—

Net income (loss)	(31,937)	(10,518)	3,885
Beneficial conversion feature	(23,651)	—	—
Convertible redeemable preferred stock dividends	(2,569)	(4,265)	(4,298)

Net loss available for common shareholders	$(58,157)	$(14,783)	$(413)

Basic and diluted earnings (loss) per share —
Weighted average shares outstanding	32,892	28,704	27,734

From continuing operations	$(1.10)	$(0.37)	$0.14
From discontinued operations	(0.05)	—	—
From gain on sale of discontinued operations	0.18	—	—
From beneficial conversion feature and dividends	(0.80)	(0.14)	(0.15)

Basic and diluted loss per share	$(1.77)	$(0.51)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock	Additional	Retained	Stock	Other	Total
	Shares	Paid-in	Earnings	Subscriptions	Comprehensive	Shareholders’
	Outstanding	Capital	(Deficit)	Receivable	Loss	Equity

	(Dollars in thousands)
Balance — December 31, 1999	37,494,446	$182,816	$60,709	$(5,599)	$(1,509)	$236,417
Net loss	—	—	(31,937)	—	—	(31,937)
Currency translation adjustment (loss)	—	—	—	—	(2,901)	(2,901)
Stock options exercised	420,103	4,193	—	(1,005)	—	3,188
Repayment of stock subscriptions receivable	—	—	—	3,428	—	3,428
Issuances of common stock	76,479	724	—	—	—	724
Beneficial conversion feature	—	—	(23,651)	—	—	(23,651)
Issuance of warrants	—	56,306	—	—	—	56,306
Convertible redeemable preferred stock dividend	—	—	(2,568)	—	—	(2,568)
Receipt of common stock for sale of discontinued operations	(750,000)	(10,080)	—	—	—	(10,080)
Repurchases of common stock	(7,663,600)	(111,820)	—	—	—	(111,820)

Balance — December 31, 2000	29,577,428	122,139	2,553	(3,176)	(4,410)	117,106
Net loss	—	—	(10,518)	—	—	(10,518)
Currency translation adjustment (loss)	—	—	—	—	(2,139)	(2,139)
Stock options exercised	28,878	159	—	—	—	159
Repayment of stock subscriptions receivable	—	—	—	814	—	814
Issuances of common stock and other	131,244	1,118	—	—	—	1,118
Convertible redeemable preferred stock dividend	—	—	(4,265)	—	—	(4,265)
Repurchases of common stock	(1,482,700)	(14,470)	—	—	—	(14,470)

Balance — December 31, 2001	28,254,850	108,946	(12,230)	(2,362)	(6,549)	87,805
Net income	—	—	3,885	—	—	3,885
Currency translation adjustment					460	460
Unrealized gains on short term investments	—	—	—	—	191	191
Stock options exercised	2,518	40	—	(13)	—	27
Repayment of stock subscriptions receivable	—	—	—	157	—	157
Issuances of common stock and other	88,057	526	—	—	—	526
Convertible redeemable preferred stock dividend	—	(4,298)	—	—	—	(4,298)
Repurchases of common stock	(1,124,376)	(6,583)	—	—	—	(6,583)

Balance — December 31, 2002	27,221,049	$98,631	$(8,345)	$(2,218)	$(5,898)	$82,170

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	2001	2002

	(Dollars in thousands)
Cash flows provided by (used in) operating activities —
Net income (loss)	$(31,937)	$(10,518)	$3,885
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	11,967	11,516	14,890
Provision for doubtful accounts	19,849	1,626	815
Write-down of goodwill, computer software and other assets	23,481	—	—
Write-down of equity investment and receivable from affiliate	—	19,384	—
Benefit for deferred taxes	(7,031)	(526)	(1,163)
Loss from discontinued operations	1,692	—	—
Non-cash gain on sale of discontinued operations	(10,106)	—	—
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(20,741)	2,778	(8,643)
Prepaid expenses and other assets	(804)	(644)	267
Accounts payable, accrued payroll and related costs and other	9,675	(4,015)	5,837
Deferred revenue	637	(1,257)	133

Net cash provided by (used in) operating activities of continuing operations	(3,318)	18,344	16,021
Cash flows used in investing activities —
Investment in property, equipment and other	(11,895)	(8,174)	(16,058)
Payment of loan guarantee for affiliate and other	—	(13,608)	—
Investment in computer software	(3,580)	(124)	(1,021)
Investment in available-for-sale securities	—	—	(13,072)
Business acquisitions and investments, net of cash acquired	(11,653)	—	(16,011)

Net cash used in investing activities of continuing operations	(27,128)	(21,906)	(46,162)
Cash flows provided by (used in) financing activities —
Net proceeds from issuances of common stock and other	724	969	526
Net proceeds from issuance of convertible redeemable preferred stock and warrants	185,747	—	—
Net proceeds from exercise of stock options, net of tax benefit	6,616	695	185
Repurchases of common stock	(111,820)	(14,470)	(6,583)

Net cash provided by (used in) financing activities of continuing operations	81,267	(12,806)	(5,872)
Cash used in discontinued operations	(1,934)	—	—

Increase (decrease) in cash and cash equivalents	48,887	(16,368)	(36,013)
Cash and cash equivalents at beginning of period	91,236	140,123	123,755

Cash and cash equivalents at end of period	$140,123	$123,755	$87,742

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Income taxes	$4,224	$662	$(10,339)

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. Organization and Summary of Significant Accounting Policies

     Operations

      Covansys Corporation was founded in 1985. Covansys Corporation and its wholly-owned subsidiaries (the Company) provide information technology (IT) services worldwide to large and mid-size organizations. The Company offers its clients a focused range of IT services specializing in industry-specific solutions, strategic outsourcing and integration services. The Company’s range of experience runs from advising clients on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions. During 2001, the Company changed its name to Covansys Corporation from Complete Business Solutions, Inc.

     Principles of Consolidation and Organization

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     Foreign Currency

      For significant foreign operations, the local currencies have been designated as the functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and at the average exchange rate during the year for revenues and expenses. The resulting foreign currency translation adjustment is reflected as a separate component of shareholders’ equity.

      Transaction gains and losses, which were not significant in the years presented, are reflected in the consolidated statements of operations in other expense (income).

     Comprehensive Income (Loss)

      Total comprehensive income (loss) is summarized as follows:

	Year Ended
	December 31,

	2000	2001	2002

Net income (loss)	$(31,937)	$(10,518)	$3,885
Currency translation adjustment	(2,901)	(2,139)	460
Unrealized gains on short term investments	—	—	191

Total comprehensive income (loss)	$(34,838)	$(12,657)	$4,536

     Cash and Cash Equivalents

      Cash and cash equivalents include investments in highly liquid money market funds and commercial paper.

     Short Term Investments

      Short term investments consist principally of short-term mutual funds. The Company classifies such securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of other comprehensive income within shareholders’ equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

      The unrealized gains on these investments included in accumulated other comprehensive loss at December 31, 2002, are as follows:

Fair value	$13,263
Cost	13,072
Gross unrealized gains	191

     Financial Instruments

      The fair values and carrying amounts of certain of the Company’s financial instruments, primarily accounts receivable and payable and accrued liabilities are approximately equivalent due to the short term nature of the instruments.

     Investments

      The Company accounts for certain investments in common stock on the cost method. The Company continually evaluates whether events and circumstances have occurred that indicate a decline in the market value of the common stock is judged to be other than temporary. When factors indicate that the decline in market value is other than temporary, the cost basis is written down to fair market value.

      The Company had an equity investment in a management consulting firm and also provided a guarantee of the consulting firm’s bank debt. In the second quarter of 2001, the Company determined that the equity investment did not fit the strategic direction of the Company. In connection with that determination, the Company also decided to terminate its guarantee of the consulting firm’s bank debt. This decision resulted in the Company being required to pay the bank debt in the approximate amount of $13,600. In return, the Company received a note receivable from the consulting firm in such amount. On July 31, 2001, the Company entered into an agreement with the consulting firm to terminate its ownership interest, eliminate any future equity investments and reduce the $13,600 note receivable to $1,400. The Company also agreed to continue to guarantee a property lease for office space of the consulting firm and assumed $250 of liabilities of the consulting firm. Simultaneously with the closing of this agreement the consulting firm paid $500 of the $1,400 note receivable. Accordingly, during the second quarter of 2001, the Company recorded a charge of $14,700 related primarily to the impairment of the equity investment and note receivable and related transaction fees recorded in restructuring, merger costs and other in the accompanying statement of operations. During the fourth quarter of 2002, the Company was required to perform on its guarantee of the office space for the consulting firm. As such, the Company recorded a charge of $1,200 which represented the discounted net liability for the remaining term of the lease.

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

     Goodwill

      Goodwill represents the excess of cost over the net tangible and identifiable intangible assets related to businesses acquired and the acquisition of shares of a subsidiary. Goodwill is carried at cost, less accumulated amortization, and through December 31, 2001, was amortized on a straight-line basis over periods ranging from 20 to 30 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may not be recoverable. The Company tests for impairment of its reporting units by comparing fair value to carrying value. Fair value is determined using a discounted cash flow methodology.

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

      Goodwill amortization was $858 and $561 for the years ended December 31, 2000 and 2001, respectively. Accumulated amortization at December 31, 2001 and 2002 was $3,801.

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

      Except for fixed-price outsourcing contracts, revenues on fixed-priced contracts are recognized using the percentage of completion method. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.

      Revenues from fixed-price outsourcing contracts are recognized ratably over the applicable outsourcing period. Retainages, which are not material for any of the years presented, are included in revenue earned in excess of billings in the accompanying consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review, the Company considers the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset.

      Amounts capitalized were $748, $124 and $1,016 for the years ended December 31, 2000, 2001 and 2002, respectively.

      During the year ended December 31, 2002, in connection with the acquisition of PDA Software Services, Inc. (see Note 3), the Company acquired computer software totaling $5,694.

      The amortization of software development costs was $1,245, $1,026 and $1,737 for the years ended December 31, 2000, 2001 and 2002, respectively.

      Accumulated amortization on computer software amounted to $2,682 and $4,852 as of December 31, 2001 and 2002, respectively.

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

     Other Expenses (Income)

      Other expenses (income) represents interest earned and realized gains and losses on cash and short-term investments.

     Net Income (Loss) Per Share

      Basic and diluted net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net income (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding. For the years 2000, 2001 and 2002, the effect of convertible redeemable preferred stock, stock options and warrants outstanding for the purchase of shares of common stock has not been used in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal. The calculation of diluted loss per share for 2002 excludes 8,695,121 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to CD&R, and 5,211,229 average number of stock options outstanding.

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

      Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: (1) revenue recognition under the percentage-of-completion method,

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) impairment assessments of goodwill and other long-lived assets, (3) realization of deferred tax assets, (4) allowance for doubtful accounts and (5) litigation-related contingencies. These estimates are discussed further throughout the accompanying notes to the consolidated financial statements.

     Stock Options

      The Company has elected to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As supplemental information, the Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”)”. Accordingly, no additional compensation expense has been recognized for the Plan within the accompanying consolidated statements of operations. Had compensation expense for the Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) from continuing operations and pro forma diluted earnings (loss) per common share would have been reduced to the amounts indicated below:

	2000	2001	2002

Net income (loss) from continuing operations:
As reported	$(36,317)	$(10,518)	$3,885
Stock-based employee compensation cost included in the determination of net income (loss) from continuing operations as reported	$—	$—	$—
Stock-based employee compensation cost had the fair value method been used	$12,197	$14,479	$11,493
SFAS No. 123 pro forma	$(48,514)	$(24,997)	$(7,608)
Diluted earnings (loss) per share from continuing operations:
As reported	$(1.10)	$(0.37)	$0.14
SFAS No. 123 pro forma	$(1.47)	$(0.87)	$(0.27)

     New Accounting Pronouncements

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

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement will be effective for Covansys for any exit or disposal activities initiated after December 31, 2002. The adoption of this statement will principally impact the ultimate timing of when activities are recorded as expense.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Certain disclosure requirements of FIN 45 are included in these consolidated financial statements while the accounting requirements of FIN 45 are effective January 1, 2003. While the Company has not yet completed its evaluation of FIN 45, the Company does not expect the adoption of FIN 45 to have a material effect on its results of operations or financial position.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, which are referred to as variable-interest entities (“VIEs”). FIN 46 is effective for the Company for the year ending December 31, 2003. While the Company has not yet completed its evaluation of FIN 46, the Company does not expect the adoption of FIN 46 to have a material effect on its results of operations or financial position.

2. Common Stock Repurchase Program

      In October 2002, the Company’s board of directors authorized the repurchase of an additional 2,000,000 shares of the Company’s common stock, bringing the total authorization to 14,000,000 shares. During the years ended December 31, 2000, 2001 and 2002, the Company repurchased 7,663,600, 1,482,700 shares and 1,124,376 shares for cash, at a total cost of $111,820, $14,470 and $6,583, respectively. Through December 31, 2002, the Company has repurchased 10,624,676 shares of its common stock for cash, at a total cost of $138,087. As of December 31, 2002, 3,375,324 shares remain available for repurchase under the board of directors authorization.

3. Acquisitions

      On May 31, 2002, the Company acquired all of the outstanding capital stock of PDA Software Services, Inc (“PDA”). PDA is a market leader in the development, implementation and maintenance of systems for states required to meet federal tracking and reporting mandates of the Women, Infants & Children Program. The acquisition expands the Company’s portfolio of capabilities for state governments and strengthens the Company’s business process outsourcing capabilities. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, PDA’s results are included in the consolidated financial statements since the date of acquisition. Pro forma information related to this acquisition is not included because the impact is considered immaterial. The aggregate purchase price was approximately $15,914, net of cash acquired. The aggregate purchase price, which was funded through available working capital, has been allocated to the acquired assets and liabilities based upon their respective fair values as follows:.

Accounts receivable, net	$3,816
Prepaids and other current assets	281
Property and equipment, net	956
Computer software	5,694
Other assets	35
Goodwill	6,362
Accounts payable	223
Accrued payroll and other	1,007

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Goodwill

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

      The following table summarizes the reconciliation of reported net loss available for common shareholders to adjusted net loss available for common shareholders for the years ended December 31, 2000 and 2001, had SFAS 142 been applied.

	Year Ended December 31,

	2000	2001	2002

Net loss as reported	$(58,157)	$(14,783)	$(413)
Goodwill amortization, net of tax	858	561	—

Net loss as adjusted	$(57,299)	$(14,222)	$(413)

Basic and diluted loss per common share:
Weighted average shares outstanding	32,892	28,704	27,734
Loss as reported	$(1.77)	$(0.51)	$(0.01)
Goodwill amortization, net of tax	0.03	0.02	—

Basic and diluted loss as adjusted	$(1.74)	$(0.49)	$(0.01)

      The Company completed the transitional goodwill impairment testing, as required by SFAS No. 142, during 2002. The Company tested for impairment of its reporting units by comparing fair value to carrying value. Fair value was determined using a discounted cash flow methodology. The Company updated this analysis as part of its annual assessment as of December 31, 2002. These evaluations indicated that goodwill was not impaired.

5. Accounts Receivable and Credit Risk

      The allowance for doubtful accounts is as follows:

	2000	2001	2002

Balance — beginning of period	$4,204	$17,653	$1,771
Provision	19,849	1,626	815
Charge-offs	(6,400)	(17,508)	(1,233)

Balance — end of period	$17,653	$1,771	$1,353

      The Company grants credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s receivables are from large and mid-size companies, major systems integrators and governmental agencies.

      During the year ended December 31, 2000, the Company recorded a $18,730 provision to write-down certain accounts receivable, primarily due to receivables from dot.com companies which had become uncollectible.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Property and Equipment

      As of December 31, 2001 and 2002, property and equipment consisted of the following:

	December 31,		Estimated
			Useful
	2001	2002	Lives

Equipment and purchased software	$51,610	$68,299	3-5 years
Internally developed computer software and related costs	8,639	9,706	9 years
Furniture and fixtures	6,914	8,559	5-7 years
Leasehold improvements	6,285	7,362	5-7 years
Automobiles	1,197	1,457	5 years
Buildings	981	981	31 years

	75,626	96,364
Accumulated depreciation	(43,066)	(59,942)

Property and equipment, net	$32,560	$36,422

      Depreciation expense totaled $9,864, $9,929, and $13,153, for the years ended December 31, 2000, 2001 and 2002, respectively.

7. Related Party Transactions

      Synova, Inc. and subsidiaries (Synova) are an IT professional services organization owned by a co-chairman of the Company’s Board of Directors. For the year ended December 31, 2002 the Company provided services to Synova totaling approximately $4,643. In addition, Synova provided services to the Company, for the year ended December 31, 2002, totaling approximately $4,107. The net balance owed to the Company by Synova at December 31, 2002 was $226. In addition, under the terms of a note payable, Synova owes the Company $8,000. The note is due in September 2005, and interest, at 8.5%, is paid quarterly in accordance with its terms.

      The Company paid approximately $333, $949 and $1,111 to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial, management advisory, and executive management services for the years ended December 31, 2000, 2001 and 2002, respectively.

      In 2002, the Company entered into a ten-year agreement to provide IT outsourcing services to SIRVA, Inc., a company related through common ownership by CDR. During the year ended December 31, 2002, services provided by the Company to SIRVA, Inc. totaled approximately $2,753.

      During the year ended December 31, 2002, the Company provided IT services totaling $185 to Acterna Corporation, a company related through common ownership by CDR.

      The Company paid approximately $717, $1,118 and $237 during the years ended December 31, 2000, 2001, and 2002, respectively, for merger and acquisition consulting services provided by the Chesapeake Group, Inc., a company owned by a director.

      Praja, Inc. (Praja) is an information technology professional services organization owned in part by a co-chairman of the Company’s Board of Directors. During the year ended December 31, 2002, the Company provided services to Praja totaling $63. In addition, during the year ended December 31, 2002, Praja provided services and software to the Company totaling $183.

      The Company has a note receivable in the amount of $558 from a director. This note bears interest at 8.25% and is due in December 2006.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Revolving Credit Facility

      Under a credit arrangement with a commercial bank, the Company may borrow an amount not to exceed $30,000 at the bank’s prime interest rate, or LIBOR plus 1 1/4%. $15,000 of the $30,000 is available for standby letters of credit. Borrowings under the facility are short-term, payable on demand and are collateralized by all assets of the Company. There were no amounts outstanding under this agreement at December 31, 2001 and $5,250 of standby letters of credit were outstanding at December 31, 2002 as collateral for two performance bonds — see Note 15.

      Subsequent to December 31, 2002, the Company’s credit arrangement expired. The Company is currently finalizing a new credit arrangement, whereby the Company may borrow an amount not to exceed $20,000. All other significant terms and conditions will remain substantially the same as the previous credit arrangement.

9. Self-Insurance

      The Company is self-insured in the U.S. for health and dental benefits up to $100 per member annually. Insurance coverage is carried for risks in excess of this amount. The Company recognized health and dental benefits expense in the U.S. of approximately $10,805, $12,612, and $12,500 for the years ended December 31, 2000, 2001 and 2002, respectively. Estimated claims incurred but not reported were $2,000 as of December 31, 2001 and 2002 and are included in other accrued liabilities in the accompanying consolidated balance sheets.

10. Leases

      The Company leases its headquarters, regional offices, equipment and automobiles under noncancelable, operating leases.

      Rent expense for the years ended December 31, 2000, 2001 and 2002 amounted to approximately $10,120, $7,764, and $9,177, respectively. The future minimum lease payments required under these operating leases for the years ending December 31, are as follows:

2003	$8,643
2004	7,181
2005	6,311
2006	4,831
2007	3,470
Thereafter	5,843

$36,279

11. Stock Options

      The Company maintains a Stock Option Plan (the Plan). Under the Plan, eligible employees and directors may be granted either incentive stock options (ISOs) or non-incentive stock options (NISOs) at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2002 there are 13,247,454 shares of Common Stock authorized for grant under the Plan. Options under the Plan are granted at fair value on the date of grant. The options vest over periods determined by the Compensation Committee of the Board of Directors.

      The Plan agreements provide for the option holder to exercise the options in exchange for cash, or a promissory note payable to the Company over a period of up to five years for NISOs and up to two years for ISOs. These notes are collateralized by the underlying common stock, are full recourse, and bear interest at the prime rate of interest determined at the date of exercise. Interest on the loans is payable every six months. The loan provision was eliminated from all new option grants effective May 2002. Outstanding loans of $2,218

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at December 31, 2002 have been classified as stock subscriptions, receivable in the accompanying consolidated balance sheet.

      In October 2002, the Board of Directors approved a plan under which certain option holders were permitted to exchange existing stock options for a number of stock options to be calculated using the Black-Scholes valuation methodology. The new stock options will be issued no sooner than six months and a day from the date the original options were cancelled. The new stock options will be granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. A total of 5,203,162 options were available for cancellation under this program. 2,590,527 options were cancelled effective December 13, 2002 and will ultimately be replaced with 790,373 options to be issued no sooner than 6 months and 1 day from the date of cancellation. This will result in 1,800,154 options becoming available for future grant.

      The Company has elected to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As supplemental information, the Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”)”. Accordingly, no additional compensation expense has been recognized for the Plan within the accompanying consolidated statements of operations. Had compensation expense for the Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) from continuing operations and pro forma diluted earnings (loss) per common share would have been reduced to the amounts indicated below:

	2000		2001	2002

Net income (loss) from continuing operations:
As reported		$(36,317)	$(10,518)	$3,885
SFAS No. 123 pro forma	$	$(48,514)	$(24,997)	$(7,608)
Diluted earnings (loss) per share from continuing operations:
As reported		$(1.10)	$(0.37)	$0.14
SFAS No. 123 pro forma		$(1.47)	$(0.87)	$(0.27)

      A summary of option activity is as follows (number of options in thousands):

	Options Outstanding
				Weighted Average
		Weighted Average	Options	Fair Value of
	Shares	Exercise Price	Exercisable	Options Granted

Balance, December 31, 1999	4,651	$16.37	975

Options granted	4,382	22.02		$11.97

Options exercised	(349)	9.14
Options cancelled and forfeited	(1,521)	18.27

Balance, December 31, 2000	7,163	$18.33	1,608

Options granted	1,152	10.95		$9.26

Options exercised	(29)	4.03
Options cancelled and forfeited	(1,518)	16.78

Balance, December 31, 2001	6,768	$19.01	2,552

Options granted	833	14.45		$4.37

Options exercised	(3)	3.81
Options cancelled and forfeited	(4,595)	20.67

Balance, December 31, 2002	3,003	$15.22	1,621

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2000, 2001 and 2002 grants: risk-free rate of interest

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 6.2%, 4.9% and 4.2% in 2000, 2001 and 2002, respectively, dividend yield of 0%, and expected lives of 4 to 5 years. A volatility factor of 87%, 147% and 92% was used in 2000, 2001 and 2002, respectively.

      A summary of options outstanding at December 31, 2002, is as follows (number of options in thousands):

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of	2002	Life	Price	2002	Price
Exercise Price
$ 0.01 - 6.00	207	7.03	$3.37	86	$4.33
$ 6.01 - 14.99	1,449	7.49	11.42	765	12.71
$15.00 - 19.34	224	5.98	17.26	178	17.30
$19.35 - 22.75	1,034	7.41	21.15	503	21.56
$22.76 - 34.58	89	5.19	30.55	89	30.55

	3,003			1,621

12. Benefit Plans

      The Company maintains the Covansys Corporation Incentive Savings Plan and Trust (the 401(k) plan). All U.S. employees of the Company are eligible to participate in the 401(k) plan on their first day of service if they have attained age 21. The 401(k) plan is a defined contribution plan, qualified as a profit sharing plan under Section 401(k) of the Internal Revenue Code. Through December 31, 2001, the 401(k) plan allowed eligible employees to contribute up to 18% of their compensation with the Company matching a percentage of the contributions. Effective January 1, 2002, the 401(k) plan was amended to allow eligible employees to contribute up to 50% of their compensation. For the years ended December 31, 2000, 2001 and 2002, the Company matched 40% of the employees’ contribution up to a maximum of 2.4% of the employees’ compensation.

      Matching contributions made by the Company amounted to approximately $1,914, $2,850 and $2,880 for the years ended December 31, 2000, 2001 and 2002, respectively. The Company may also make an additional contribution, at its discretion, to the 401(k) plan. No such additional contributions have been made to date.

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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes consists of:

	Year Ended December 31,

	2000	2001	2002

Current —
Federal	$(4,258)	$(8,365)	$—
State and local	(547)	(882)	—
Foreign	581	1,228	2,043

Total current	(4,224)	(8,019)	2,043
Deferred —
Federal	(6,733)	(255)	(1,130)
State and local	(866)	(270)	(33)
Foreign	568	—	—

Total deferred	(7,031)	(525)	(1,163)

Total provision (benefit)	$(11,255)	$(8,544)	$880

      For 2002, $(4,857) of income from continuing operations before income taxes was from U.S. sources, and $9,622 was from non-U.S. sources.

      The items accounting for the difference between income taxes computed at the federal statutory rate and the consolidated effective rate are as follows:

	Year Ended December 31,

	2000	2001	2002

Federal statutory rate	35%	35%	35%
Effect of —
Tax rate differences on foreign earnings not subject to U.S. tax	1	22	(30)
Foreign tax credits	—	—	(9)
Nondeductible expenses	—	—	7
Goodwill write down	(6)	—	—
State income taxes, net of federal tax effect	4	3	1
Taxes on distributions from foreign subsidiaries	—	(8)	22
Other, net	(10)	(7)	(8)

	24%	45%	18%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2001	2002

Deferred tax assets —
Accrued expenses	$4,338	$3,186
Allowance for doubtful accounts	655	473
Net operating loss carryforwards, net	5,909	11,057
Restructuring reserves	2,639	575
Property and equipment	919	487
Other	209	664

Total gross deferred tax assets	14,669	16,442
Deferred tax liabilities —
Capitalized software development costs	(3,732)	(2,775)
Other	(222)	—

Total gross deferred tax liabilities	(3,954)	(2,775)

Net deferred tax assets	$10,715	$13,667

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized. Included in other accrued liabilities at December 31, 2002 is approximately $9,600 of taxes payable.

      At December 31, 2002, the Company had available U.S. Federal net operating loss carryforwards of approximately $23,400, which expire between 2011 and 2021.

14. Segment Information

      The Company is a provider of IT services, and is organized geographically throughout North America, India and Asia, and other international locations. The chief operating decision-makers evaluate each location’s performance based primarily on its revenues, gross margin and operating income due to the similarity of the nature of services provided to clients. Under this organization, the operating segments have been aggregated into one reportable segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

      The following table summarizes selected financial information of the Company’s operations by geographic location.

	Year Ended December 31,

	2000	2001	2002

Revenues —
North America	$396,726	$373,298	$351,301
India and Asia	36,577	44,755	45,251
Less intersegment	(25,037)	(30,293)	(32,972)

	11,540	14,462	12,279
Other international	11,375	16,974	19,473

	$419,641	$404,734	$383,053

Long-Lived Assets —
North America	$49,162	$42,559	$34,056
India and Asia	6,994	7,352	10,352
Other international	1,373	195	216

Total	$57,529	$50,106	$44,624

      Long-lived assets for 2000 and 2001 included deferred taxes of $0 and $2,891 respectively and financial instruments consisting of the Company’s note receivable from Synova and its investments in equity affiliates of $17,110 and $11,510, respectively. The Company’s 2002 long-lived asset disclosure excludes deferred taxes of $9,432 and financial instruments of $11,027.

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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, many of the Company’s engagements involve projects that are critical to the operations of its clients’ businesses and provide benefits that may be difficult to quantify. The Company attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services. The Company has undertaken engagements for which the Company guarantees its performance based upon defined client specifications on delivery dates. Certain engagements have required the Company to obtain a performance bond from a licensed surety, to guarantee performance, and to post the performance bond with the client. As of December 31, 2002, the Company had 15 performance bonds outstanding and posted with clients, with an aggregate total value of $31,937. Two of these performance bonds are secured by letters of credit totaling $5,250. The Company intends to satisfy all of its performance obligations with its clients and does not anticipate defaulting on any of these performance bonds or letters of credit.

16. Convertible Redeemable Preferred Stock

      On March 17, 2000, the Company entered into an agreement with a fund managed by CDR whereby CDR invested $200,000, in two transactions, to purchase 200,000 shares of convertible redeemable preferred stock (Preferred Stock) convertible into 8,695,652 shares of Covansys Common Stock and also issued warrants to purchase 5,300,000 shares of the Company’s Common Stock.

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

      The Preferred Stock is not redeemable at the option of the holder until after ten years from the date of issuance. Due to the redeemable nature of the Preferred Stock, the difference between the proceeds allocated to the Preferred Stock and the amount of the redemption ($200,000) is being accreted to Preferred Stock over the redemption period as a dividend on Preferred Stock. The Preferred Stock ranks senior to common stock in the event of liquidation, has voting rights equal to the number of common shares into which it is convertible and is entitled to the same dividend as common stock if a dividend is declared.

17. Discontinued Operations and Gain on Sale of Discontinued Operations

      In June 2000, the Company’s board of directors adopted a plan to sell the operations of its contract programming services subsidiary, Synova. Accordingly, the accompanying consolidated financial statements have been reclassified to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “income (loss) from discontinued operations” in the accompanying consolidated statements of operations for 2000. The net cash flows of Synova have been included in “cash used in discontinued operations” in the accompanying consolidated statements of cash flows for 2000.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for the discontinued operations of Synova are as follows:

Nine Months
Ended
September 30,
2000

Revenues	$39,204
Loss from operations	(2,685)

      On September 28, 2000, the Company sold Synova to a co-chairman of the Company’s Board of Directors in exchange for 750,000 shares of the Company’s Common Stock, determined to be the fair market value. As a result of this exchange, the Company recorded a gain on the sale of a discontinued operation of $6,072, net of income taxes, in the accompanying consolidated statements of operations.

      In connection with the sale of Synova, certain receivables due to the Company were converted into a note receivable from Synova of $8,000 which is included in Other Assets on the accompanying consolidated balance sheet. The note receivable is due in September 2005, is guaranteed by the co-chairman of the Company’s Board of Directors and interest, at 8.5%, is being paid quarterly in accordance with its terms.

18. Restructuring, Merger and Other Related Charges

      In fiscal 2000, the Company recorded restructuring and other costs of $21,507, consisting of the following:

Severance costs	$8,800
Termination of lease obligations associated with consolidation of facilities	5,800
Write-off of assets due to change in strategic direction	2,900
Other	4,007

      In fiscal 2001, the Company recorded restructuring and other costs of $23,665, consisting of the following:

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	$14,700
Severance costs	5,300
Termination of lease obligations associated with consolidation of facilities	900
Discontinued acquisition discussions	1,700
Other	1,055

      In fiscal 2002, the Company recorded restructuring and other costs of $1,324 related to the termination of 30 employees, including employees from executive management and certain business units.

      The following is a roll forward of the accrual balance for Restructuring, Merger and Other Related charges:

	2000	2001	2002

Balance, beginning of period	$—	$7,541	$7,431
Provision	21,507	23,665	1,324
Write-down/write-off of assets	(3,100)	(15,250)	—
Cash payments and other	(10,866)	(8,525)	(7,285)

Balance, end of period	$7,541	$7,431	$1,470

      The balance of $1,470 as of December 31, 2002 is comprised primarily of remaining lease termination costs which are scheduled to be paid through 2005.

      Cash payments and other includes $1,700 of liabilities that were reclassified within accrued other liabilities based upon the nature of the item.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Supplemental Quarterly Information (Unaudited)

      The following quarterly information is unaudited.

2001	Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$104,671	$104,412	$100,136	$95,515
Gross profit	27,526	29,617	28,683	28,257
Loss from continuing operations	(4,758)	(15,838)	(204)	(3,793)
Net income (loss)	(1,950)	(11,269)	1,024	1,677
Net income (loss) available for common shareholders	$(3,003)	$(12,330)	$(46)	$599
Basic net income (loss) per share	$(0.11)	$(0.43)	$—	$0.02
Diluted net income (loss) per share	$(0.11)	$(0.43)	$—	$0.02

2002	Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$90,768	$94,658	$99,273	$98,354
Gross profit	24,283	25,424	23,838	24,655
Income from continuing operations	83	95	191	286
Net income	1,517	325	750	1,293
Net income (loss) available for common shareholders	$431	$(770)	$(353)	$280
Basic net income (loss) per share	$0.01	$(0.03)	$(0.01)	$0.01
Diluted net income (loss) per share	$0.01	$(0.03)	$(0.01)	$0.01

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      In April 2002, the Board of Directors of the Company dismissed Arthur Andersen LLP (“Andersen”) as its independent public accountants, and appointed PricewaterhouseCoopers LLP(“PwC”) as its new independent accountants. The appointment of PwC was ratified by the Company’s shareholders at the 2002 Annual Meeting.

      During the two most recent fiscal years of the Company ended December 31, 2001, and the subsequent interim period through April 26, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. None of Andersen’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

PART III

Item 10. Directors and Executive Officers of the Company

      The information required by this item is included in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the caption Directors and Executive Officers and is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by this item is included in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the caption Executive Compensation and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the caption Director and Executive Officer Ownership of Covansys Corporation Common Stock and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is included in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions and is incorporated herein by reference.

Item 14. Controls and Procedures

Disclosure Controls and Procedures

      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

      Based on their evaluation of the Company’s disclosure controls and procedures which took place as of a date within 90 days of the filing of this report, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

Internal Controls

      The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization.

      Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and the Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

      During management’s evaluation of internal controls, certain deficiencies were identified involving manually intensive processes, concentration of knowledge and the need to increase training of financial staff. Management is currently addressing these deficiencies through the implementation of a consolidation and financial reporting tool, standardization and automation of processes and procedures, and enhancing the skill sets of financial and operational staff through hiring and expanded training programs.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as a part of the report:

1.	Consolidated Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

2. Financial Statement Schedules

                None

3. (a) Exhibits

Exhibit
Number	Description
3.1*	Restated Articles of Incorporation of the Company, as amended.
3.2*	Bylaws of the Company.
4.1*	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.2*	Specimen Stock Certificate.
16.1	Letter re. Change in Certifying Accountant**.
21.1	Subsidiaries of Registrant. (Filed Herein)
23.1	Consent of PricewaterhouseCoopers LLP (Filed Herein)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K.
Per report on Form 8-K filed November 6, 2002.
Per report on Form 8-K filed October 15, 2002.

*	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

**	Incorporated herein by reference to Form 8-K dated May 3, 2002.

SIGNATURES

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ MARTIN C. CLAGUE

Martin C. Clague
Chief Executive Officer, President
and Director
March 12, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ NED C. LAUTENBACH Ned C. Lautenbach	Co-Chairman and Director	March 12, 2003
/s/ RAJENDRA B. VATTIKUTI Rajendra B. Vattikuti	Co-Chairman, Director	March 12, 2003
/s/ MARTIN C. CLAGUE Martin C. Clague	Chief Executive Officer, President and Director	March 12, 2003
/s/ MICHAEL S. DUFFEY Michael S. Duffey	Executive Vice President of Finance and Administration and Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)	March 12, 2003
/s/ WILLIAM BROOKS William Brooks	Director	March 12, 2003
/s/ KEVIN CONWAY Kevin Conway	Director	March 12, 2003
/s/ DOUGLAS S. LAND Douglas S. Land	Director	March 12, 2003
/s/ RONALD K. MACHTLEY Ronald K. Machtley	Director	March 12, 2003
/s/ JOHN A. STANLEY John A. Stanley	Director	March 12, 2003
/s/ FRANK D. STELLA Frank D. Stella	Director	March 12, 2003
/s/ DAVID WASSERMAN David Wasserman	Director	March 12, 2003

I, Martin C. Clague, certify that:

1.	I have reviewed this annual report on Form 10-K of Covansys Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c).	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Martin C. Clague

Chief Executive Officer and President

Date: March 12, 2003

I, Michael S. Duffey, certify that:

1.	I have reviewed this annual report on Form 10-K of Covansys Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c).	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael S. Duffey

Executive Vice President of
Finance and Administration and
Chief Financial Officer

        Date: March 12, 2003

EXHIBIT INDEX

Exhibit
No.		Description

3.1	*	Restated Articles of Incorporation of the Company, as amended.
3.2	*	Bylaws of the Company.
4.1	*	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.2	*	Specimen Stock Certificate.
16.1		Letter re. Change in Certifying Accountant.**
21.1		Subsidiaries of Registrant. (Filed Herein)
23.1		Consent of PricewaterhouseCoopers LLP. (Filed Herein)
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

**	Incorporated herein by reference to Form 8-K dated May 3, 2002.