Form 10-Q
period 2003-03-31
COVANSYS CORP
filed 2003-05-13
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	27,224,688 (Outstanding as of May 1, 2003)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2002	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,742	$72,881
Short-term investments	13,263	21,479

Cash and short-term investments	101,005	94,360
Accounts receivable, net	69,290	80,285
Revenue earned in excess of billings, net	42,500	35,923
Deferred taxes	4,235	4,235
Prepaid expenses and other	6,107	7,504

Total current assets	223,137	222,307
Property and equipment, net	36,422	35,213
Computer software, net	6,958	6,544
Goodwill, net	17,053	17,053
Deferred taxes	9,432	9,432
Other assets, net	12,272	12,016

Total assets	$305,274	$302,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,754	$10,322
Accrued payroll and related costs	23,063	21,399
Other accrued liabilities	24,310	23,969
Deferred revenue	627	581

Total current liabilities	58,754	56,271
Other liabilities	128	25
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2002 and March 31, 2003, respectively	164,222	165,317
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 27,221,049 and 27,284,888 shares issued and outstanding as of December 31, 2002 and March 31, 2003, respectively	—	—
Additional paid-in capital	98,631	97,740
Retained earnings (deficit)	(8,345)	(8,334)
Stock subscriptions receivable	(2,218)	(2,090)
Accumulated other comprehensive loss	(5,898)	(6,364)

Total shareholders’ equity	82,170	80,952

Total liabilities and shareholders’ equity	$305,274	$302,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2003

	(In thousands, except
	per share data)
	(Unaudited)
Revenues	$90,768	$96,559
Cost of revenues	66,485	74,845

Gross profit	24,283	21,714
Selling, general and administrative expenses	24,200	22,187

Income (loss) from operations	83	(473)
Other income, net	1,073	493

Income before provision (benefit) for income taxes	1,156	20
Provision (benefit) for income taxes	(361)	9

Net income	1,517	11
Convertible redeemable preferred stock dividends	1,086	1,095

Net income (loss) available for common shareholders	$431	$(1,084)

Basic and diluted earnings (loss) per share — Weighted average shares outstanding	28,101	27,285

Basic and diluted earnings (loss) per share	$0.01	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities:
Net income	$1,517	$11
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,808	3,948
Provision for doubtful accounts	237	78
Gain from sale of short-term investments	—	(207)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(2,596)	(4,496)
Prepaid expenses and other	(993)	(1,720)
Accounts payable, accrued payroll and related costs and other liabilities	(11,814)	(2,436)
Deferred revenue	822	(149)

Net cash used in operating activities	(10,019)	(4,971)
Cash flows from investing activities:
Investment in property, equipment and other	(3,545)	(2,148)
Investment in computer software	(655)	(177)
Proceeds from sale of available for sale securities	—	25,588
Purchases of available for sale securities	—	(33,484)

Net cash used in investing activities	(4,200)	(10,221)
Cash flows from financing activities:
Net proceeds from issuance of common stock	283	204
Net proceeds from exercise of stock options and other	39	127
Repurchases of common stock	(3,646)	—

Net cash provided by (used in) financing activities	(3,324)	331

Decrease in cash and cash equivalents	(17,543)	(14,861)
Cash and cash equivalents at beginning of period	123,755	87,742

Cash and cash equivalents at end of period	$106,212	$72,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1. Organization and Basis of Presentation

      Covansys Corporation was founded in 1985. Covansys Corporation and its wholly-owned subsidiaries (the Company) is a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. The Company addresses the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment, world-class quality and reduced costs. The Company offers high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. The Company applies its industry-specific knowledge to deliver a wide range of outsourcing and integration services, including; application maintenance and development outsourcing (AMD/O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services.

      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of March 31, 2003, the results of its operations for the three month periods ended March 31, 2002 and 2003, and cash flows for the three month periods ended March 31, 2002 and 2003. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

      The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2003.

2. Income Taxes

      The Company has provided (benefited) federal and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2002 and 2003. During the three month periods ended March 31, 2002, the Company incurred tax losses in excess of tax carrybacks in the United States. The Company benefited these tax losses and expects to realize these tax assets through future U.S. taxable income generated by operations.

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

3. Common Stock Repurchase Program

      In October 2002, the Company’s board of directors authorized the repurchase of an additional 2,000,000 shares of the Company’s common stock, bringing the total authorization to 14,000,000 shares. Through March 31, 2003, the Company has repurchased 10,624,676 shares of its common stock for cash, at a total cost of $138,087. The Company did not repurchase any shares of common stock during the three month period ended March 31, 2003. As of March 31, 2003, 3,375,324 shares remain available for repurchase under the board of directors authorization.

4. Net Earnings (Loss) Per Share

      Basic and diluted net earnings (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. For the three month periods ended March 31, 2002 and 2003, the effect of convertible redeemable preferred stock, stock options and warrants outstanding for the purchase of shares of common stock has not been used in the calculation of diluted net earnings (loss) per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net earnings (loss) per share available for common shareholders are equal. The calculation of basic and diluted earnings (loss) per share for the three month period ended March 31, 2002 excludes 8,695,652 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to CD&R, and 6,477,958 representing the average number of stock options outstanding. The calculation of basic and diluted earnings (loss) per share for the three month period ended March 31, 2003 excludes 8,695,652 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to CD&R, and 2,974,279 representing the average number of stock options outstanding.

5. Stock Option Plans

      The Company has elected to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no additional compensation expense has been recognized for our stock option plan within the accompanying consolidated statements of operations. Had compensation expense for our stock option plan been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income (loss) available for common shareholders and pro forma basic and diluted earnings (loss) per common share would have been reduced to the amounts indicated below:

	Three Month
	Periods Ended

	2002	2003

Net income (loss) available for common shareholders:
As reported	$431	$(1,084)
Stock-based employee compensation cost included in the determination of net income (loss) from operations as reported	—	—
Stock-based employee compensation cost had the fair value method been used	313	3,569

SFAS No. 123 pro forma	$118	$(4,653)

Basic and diluted earnings (loss) per share:
As reported	$0.01	$(0.04)
SFAS No. 123 pro forma	$0.00	$(0.17)

6. Comprehensive Income (Loss)

      Total comprehensive income (loss) is summarized as follows:

	Three Months
	Ended
	March 30,

	2002	2003

Net income	$1,517	$11
Currency translation adjustment	(391)	(275)
Reclassification of unrealized gains on short-term investments	—	(191)

Total comprehensive income (loss)	$1,126	$(455)

7. Related Party Transactions

      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by a co-Chairman of the Company’s Board of Directors. During the three month periods ended March 31, 2002 and 2003, the Company provided services to Synova totaling $1,508 and $888, respectively. In addition, during the three month periods ended March 31, 2002 and 2003 Synova provided services to the Company totaling $1,480 and $518, respectively. The net balance owed to the Company by Synova at March 31, 2003 was $398. In addition, under the terms of a note payable, Synova owes the Company $8,000. This note is due in September 2005, and interest is paid quarterly in accordance with its terms.

      The Company paid approximately $197 and $171 to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial, management advisory, and executive management services during the three month periods ended March 31, 2002 and 2003, respectively.

      In the third quarter of fiscal 2002, the Company entered into a ten-year agreement to provide outsourcing services to SIRVA, Inc. a company related through common ownership of CDR. During the three month period ended March 31, 2003, services provided by the Company to SIRVA, Inc. totaled approximately $1,540.

      During the three month period ended March 31, 2002, the Company provided IT services totaling $151 to Acterna Corporation, a company related through common ownership by CDR.

      The Company has a note receivable in the amount of $558 from a director. This note bears interest at 8.25% and is due in December 2006.

      The Company has a note receivable in the amount of $476 from an executive officer. This note bears interest at 2.5%.

      The Company has a non-interest bearing note receivable in the amount of $83 from a co-chairman of the Company’s Board of Directors.

8. Restructuring, Merger and Other Related Charges

      The following is a roll forward of the accrual balance for Restructuring, Merger and Other Related charges for the three month periods ended March 31, 2002 and 2003 respectively.

	2002	2003

Balance, beginning of period	$7,431	$1,470
Provision	—	—
Cash payments and other	(2,980)	(125)

Balance, end of period	$4,451	$1,345

      The balance of $1,345 as of March 31, 2003 is comprised primarily of remaining lease termination costs which are scheduled to be paid through 2005.

9. Recently Issued Financial Accounting Standards

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement was effective for Covansys for any exit or disposal activities initiated after December 31, 2002. The adoption of this statement will principally impact the ultimate timing of when activities are recorded as expense.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34”. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective January 1, 2003. The adoption of FIN 45 did not have a material effect on our results of operations or financial position.

      In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21: Accounting for Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. We currently intend to adopt Issue 00-21 prospectively for contracts beginning after June 30, 2003. We are evaluating Issue 00-21 to determine its impact, if any, on our results of operations.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock based compensation. We have adopted the disclosure provisions of SFAS No. 148

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, which are referred to as variable-interest entities (“VIEs”). FIN 46 is effective for Covansys for the year ending December 31, 2003. The adoption of FIN 46 will not have a material effect on our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

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

Overview

      We are a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment, world-class quality and reduced costs. We offer high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, including; application maintenance and development outsourcing (AMD/O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs. For each of the past five years, over 80% of our revenues were generated from existing clients from the previous fiscal year.

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenues ratably over the applicable period. For the three month periods ended March 31, 2002 and 2003, approximately 39% and 43%, respectively, of our total revenues were generated from fixed-price engagements. The increase in the ratio of fixed-price projects is due to long term development projects we have with clients in the state and local government sector, the increased level of outsourcing projects and an increase in project work for other large clients.

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

      In early April 2003, through a series of executive management meetings, we reconfirmed our strategy to focus on public sector and application maintenance and development outsourcing (AMD/O) leveraging offshore delivery. Based on these reviews, we have determined the need to further modify the organizational structure to improve operating performance. We expect to reduce both delivery and selling, general and administrative headcount by over 5% of our domestic workforce and eliminate layers and overlapping organizations in order to operate more effectively. We have identified the actions, the execution of which will occur during the three month period ended June 30, 2003, and we will have a new organization structure in place no later than July 1, 2003.

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

      The Securities and Exchange Commission has defined “critical accounting policies” as those that are most important to the portrayal of a company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates. Based on this definition, we have identified the critical accounting policies discussed below. We have other significant accounting policies, which also involve the use of estimates, judgments and assumptions that are integral to understanding our results of operations. For a complete discussion of all significant accounting policies, see Note 1 of our Notes to Consolidated Financial Statements included in our 2002 Form 10-K.

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

      Revenues from fixed-priced outsourcing contracts are recognized ratably over the applicable outsourcing period. Retainages, which are not material for any of the periods presented, are included in revenue earned in excess of billings in the accompanying condensed consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

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

Results of Operations

      Revenues. Revenues increased 6.4% to $96.6 million for the three month period ended March 31, 2003 from $90.8 million for the same period in 2002. The increase in revenues was largely attributable to revenue generated from PDA Software Services, Inc. which was acquired on May 31, 2002.

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased approximately 10.6% to $21.7 million for the three month period ended March 31, 2003 compared with $24.3 million for the same period in 2002. Gross profit as a percentage of revenues decreased to approximately 22.5% for the three month period ended March 31, 2003 from approximately 26.8% for the same period in 2002. This decrease in gross profit and gross profit as a percentage of revenue is due to the reassessment of a loss contract which required an additional loss reserve; project ramp-up on new accounts with associated increased travel, relocation, and project software costs; severance costs associated with the continued rebalancing of our IT skill mix and to manage utilization; and continued competitive pricing pressures that continue to depress bill rates.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased approximately 8.3% to $22.2 million for the three months ended March 31, 2003 compared with $24.2 million for the same period in 2002. As a percentage of revenues, selling, general and administrative expenses decreased to 23.0% for the three month period ended March 31, 2003 compared with 26.7% for the same period in 2002. These decreases in selling, general and administrative expenses are primarily due to continued close management of spending through targeted actions.

      Other Income, Net. Other income, net represents interest earned on cash and short-term investments. Other income, net for the three month period ended March 31, 2003 was $.5 million, as compared with $1.1 million for the same period in 2002. The decrease is primarily due to lower interest rates earned on the investment of funds and reduced cash and investment balances.

      Provision (Benefit) for Income Taxes. The effective tax rate for the period ended March 31, 2003 was 43%. This rate is based on our estimate of the effective rate for fiscal 2003 and is driven by the inclusion of subpart F income and certain nondeductible travel related expenses in the U.S. along with the impact of foreign rates being different from domestic tax rates. During the first quarter of 2002, the Company incurred tax losses in excess of tax carrybacks in the United States. The Company benefited these tax losses and expects to realize these tax assets through future U.S. taxable income generated by operations.

Liquidity and Capital Resources

      As of March 31, 2003, we had cash and short-term investments totaling $94.4 million. We generally fund our operations and working capital needs through internally generated funds. Our cash used in operations was $5.0 million for the three month period ended March 31, 2003 compared with cash used in operations of $10.0 million for the same period in 2002, driven by the higher level of working capital.

      The principal use of cash for investing activities during the three month period ended March 31, 2003 was for the purchase of investment securities available for sale and for the purchase of property and equipment.

      To facilitate future cash flow needs, we have an arrangement with a commercial bank where we may borrow an amount not to exceed $20.0 million with interest at the bank’s prime rate, or the LIBOR rate plus 1 1/4%. $15.0 million of the $20.0 million is available for standby letters of credit. As of March 31, 2003, we had $5.3 million of standby letters of credit outstanding as collateral for two performance bonds. Borrowings under this facility are short-term, payable on demand and are collateralized by all assets. During the three month periods ended March 31, 2002 and 2003, we did not have any balances outstanding under this arrangement.

      The Company’s Board of Directors has authorized the repurchase of up to 14,000,000 shares of its outstanding common stock. No shares were repurchased during the three month period ended March 31, 2003. Since the inception of the program, the Company has repurchased 10,624,676 shares at an aggregate cost of $138.1 million. All repurchases have been financed through the Company’s operations.

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the three month period ended March 31, 2003 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Revenues, based on end customer bill rates, generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States, accounted for 15.7% and 15.3% of our total revenues for the three month periods ended March 31, 2002 and 2003, respectively.

      Inflation did not have a material impact on our revenues or income from operations during the three month periods ended March 31, 2002 and 2003.

Recently Issued Financial Accounting Standards

      In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement was effective for Covansys for any exit or disposal activities initiated after December 31, 2002. The adoption of this statement will principally impact the ultimate timing of when activities are recorded as expense.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34”. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 became effective on January 1, 2003. The adoption of FIN 45 did not have a material effect on our results of operations or financial position.

      In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21: Accounting for Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. We currently intend to adopt Issue 00-21 prospectively for contracts beginning after June 30, 2003. We are evaluating Issue 00-21 to determine its impact, if any, on our results of operations.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock based compensation. We have adopted the disclosure provisions of SFAS No. 148.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, which are referred to as variable-interest entities (“VIEs”). FIN 46 is effective for Covansys for the year ending December 31, 2003. The adoption of FIN 46 will not have a material effect on our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risk for the effect of foreign currency fluctuations and interest rate changes. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Foreign Exchange Risk

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in the three month periods ended March 31, 2002 and 2003 did not have a material impact on income (loss) from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. We do not generally use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $94.4 million as of March 31, 2003. All of our short-term investments are designated as available-for-sale and accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

      We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports we file with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

      Based on their evaluation of our disclosure controls and procedures which took place as of a date within 90 days of the filing of this report, our Chief Executive Officer and Chief Financial Officer believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the report we filed with the SEC within the required time period.

Internal Controls

      We maintain a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization.

      Since the date of the most recent evaluation of our internal controls by our Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibit

99.1	Certification of Martin C. Claque pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Michael S. Duffey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On April 28, 2003 Covansys filed a Form 8-K with the Securities and Exchange Commission which included a copy of the Company’s April 24, 2003 press release announcing earnings for the three month period ended March 31, 2003.

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

Dated: May 13, 2003

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

Date: May 13, 2003

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

        Date: May 13, 2003

Exhibit Index

Exhibit No.	Description

99.1	Certification of Martin C. Clague pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Michael S. Duffey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.