Form 10-Q
period 2003-06-30
COVANSYS CORP
filed 2003-08-13
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	26,764,221 (Outstanding as of August 1, 2003)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2002	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,742	$82,066
Short-term investments	13,263	20,890

Cash and short-term investments	101,005	102,956
Accounts receivable, net	69,290	73,719
Revenue earned in excess of billings, net	42,500	35,203
Deferred taxes	4,235	4,235
Prepaid expenses and other	6,107	7,642

Total current assets	223,137	223,755
Property and equipment, net	36,422	34,285
Computer software, net	6,958	6,396
Goodwill, net	17,053	17,747
Deferred taxes	9,432	9,432
Other assets, net	12,272	12,149

Total assets	$305,274	$303,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,754	$8,009
Accrued payroll and related costs	23,063	23,527
Other accrued liabilities	24,310	23,732
Deferred revenue	627	753

Total current liabilities	58,754	56,021
Other liabilities	128	25
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2002 and June 30, 2003, respectively	164,222	166,421
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 27,221,049 and 26,729,383 shares issued and outstanding as of December 31, 2002 and June 30, 2003, respectively	—	—
Additional paid-in capital	98,631	95,243
Retained earnings (deficit)	(8,345)	(7,824)
Stock subscriptions receivable	(2,218)	(2,064)
Accumulated other comprehensive loss	(5,898)	(4,058)

Total shareholders’ equity	82,170	81,297

Total liabilities and shareholders’ equity	$305,274	$303,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues	$94,658	$96,240	$185,426	$192,799
Cost of revenues	69,234	73,142	135,719	147,987

Gross profit	25,424	23,098	49,707	44,812
Selling, general and administrative expenses	25,329	22,449	49,529	44,636

Income from operations	95	649	178	176
Other income, net	757	579	1,830	1,072

Income before provision for income taxes	852	1,228	2,008	1,248
Provision for income taxes	527	718	166	727

Net income	325	510	1,842	521
Convertible redeemable preferred stock dividends	1,095	1,104	2,181	2,199

Net (loss) available for common shareholders	$(770)	$(594)	$(339)	$(1,678)

Basic and diluted (loss) per share — Weighted average shares outstanding	27,830	27,081	27,965	27,182

Basic and diluted (loss) per share	$(.03)	$(.02)	$(.01)	$(.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,842	$521
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,359	8,095
Provision for doubtful accounts	333	280
Gain from sale of short-term investments	—	(575)
Other	—	69
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(4,658)	2,588
Prepaid expenses and other	(438)	(681)
Accounts payable, accrued payroll and related costs and other liabilities	3,250	(2,858)
Deferred revenue	447	23

Net cash provided from operating activities	7,135	7,462
Cash flows from investing activities:
Investment in property, equipment and other	(7,318)	(4,777)
Investment in computer software	(1,016)	(619)
Proceeds from sale of available for sale securities	—	60,537
Purchases of available for sale securities	—	(67,175)
Business acquisition, net of cash acquired	(15,914)	—

Net cash used in investing activities	(24,248)	(12,034)
Cash flows from financing activities:
Net proceeds from issuance of common stock	283	231
Net proceeds from exercise of stock options and other	57	129
Repurchases of common stock	(5,521)	(1,464)

Net cash used in financing activities	(5,181)	(1,104)

Decrease in cash and cash equivalents	(22,294)	(5,676)
Cash and cash equivalents at beginning of period	123,755	87,742

Cash and cash equivalents at end of period	$101,461	$82,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1. Organization and Basis of Presentation

      Covansys Corporation was founded in 1985. Covansys Corporation and its subsidiaries (the Company) is a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. The Company addresses the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. The Company offers high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. The Company applies its industry-specific knowledge to deliver a wide range of outsourcing and integration services, including; application maintenance and development outsourcing (AMD/O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services.

      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of June 30, 2003, the results of its operations for the three and six month periods ended June 30, 2002 and 2003, and cash flows for the six month periods ended June 30, 2002 and 2003. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

      The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2003.

2. Income Taxes

      The Company has provided federal, foreign and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2002 and 2003.

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

      The Company has four business units in India which are entitled to a tax holiday for 10 consecutive years commencing with the year the business unit started producing computer software or until the Indian tax year ending March 31, 2009, whichever is earlier. Once the tax holiday period has expired, these business units are eligible to deduct a portion of the profits attributable to export activities. The deduction for export activities is currently 30% and will expire during the Indian tax year ended March 31, 2004. The tax holiday period for one of the business units has expired and this business unit is now subject to the deduction for export activities. The remaining business units are subject to the tax holiday for various periods ranging from March 31, 2005 through March 31, 2009 and will not be able to avail themselves of the deduction for export activities. As the tax holiday expires, the Company’s overall effective tax rate will be negatively impacted.

3. Common Stock Repurchase Program

      In October 2002, the Company’s board of directors authorized the repurchase of an additional 2,000,000 shares of the Company’s common stock, bringing the total authorization to 14,000,000 shares. Through June 30, 2003, the Company has repurchased approximately 11,182,000 shares of its common stock for cash, at a total cost of $139,551. During the six month period ended June 30, 2003, the Company repurchased 557,200 shares of its common stock at a total cost of $1,464. As of June 30, 2003, approximately 2,818,000 shares remain available for repurchase under the board of directors authorization.

4. Net (Loss) Per Share

      Basic and diluted net (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. For the three month and six month periods ended June 30, 2002 and 2003, the effect of convertible redeemable preferred stock, stock options and warrants outstanding for the purchase of shares of common stock has not been used in the calculation of diluted net (loss) per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net (loss) per share available for common shareholders are equal. The calculation of basic and diluted net (loss) per share for the three month and six month period ended June 30, 2002 excludes 8,695,652 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to CD&R, and 6,104,593 and 6,482,506 representing the average number of stock options outstanding for the three month and six month periods ended June 30, 2002, respectively. The calculation of basic and diluted net (loss) per share for the three month and six month periods ended June 30, 2003 excludes 8,695,652 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to CD&R, and 3,025,898 and 3,058,252 representing the average number of stock options outstanding for the three month and six month periods ended June 30, 2003, respectively.

5. Stock Option Plans

      The Company has elected to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no additional compensation expense has been recognized for our stock option plan within the accompanying consolidated statements of operations. Had compensation expense for our stock option plan been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income (loss) available for common shareholders and pro forma basic and diluted net (loss) per common share would have been reduced to the amounts indicated below:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net (loss) available for common shareholders:
As reported	$(770)	$(594)	$(339)	$(1,678)
Stock-based employee compensation cost included in the determination of net (loss) from operations as reported	—	—	—	—
Stock-based employee compensation cost had the fair value method been used	4,015	263	4,330	3,739

SFAS No. 123 pro forma	$(4,785)	$(857)	$(4,669)	$(5,417)

Basic and diluted (loss) per share:
As reported	$(.03)	$(.02)	$(.01)	$(.06)
SFAS No. 123 pro forma	$(.17)	$(.03)	$(.17)	$(.20)

6. Comprehensive Income

      Total comprehensive income is summarized as follows:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net income	$325	$510	$1,842	$521
Currency translation adjustment	127	2,306	(264)	2,031
Reclassification of unrealized gains on short-term investments	—	—	—	(191)

Total comprehensive income	$452	$2,816	$1,578	$2,361

7. Related Party Transactions

      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by a co-Chairman of the Company’s Board of Directors. During the three month periods ended June 30, 2002 and 2003, the Company provided services to Synova totaling $725 and $883, respectively and $2,155 and $1,693 for the six month periods ended June 30, 2002 and 2003, respectively. In addition, during the three month periods ended June 30, 2002 and 2003 Synova provided services to the Company totaling $1,009 and $236, respectively and $2,489 and $754 for the six month periods ended June 30, 2002 and 2003, respectively. The net balance owed to the Company by Synova at June 30, 2003 was $643. In addition, under the terms of a note payable, Synova owes the Company $8,000. This note is due in September 2005, and interest is paid quarterly in accordance with its terms.

      The Company paid approximately $211 and $220 to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial, management advisory, and executive management services during the three month periods ended June 30, 2002 and 2003, respectively and $407 and $391 for the six month periods ended June 30, 2002 and 2003, respectively.

      In the third quarter of fiscal 2002, the Company entered into a ten-year agreement to provide outsourcing services to SIRVA, Inc. a company related through common ownership of CDR. During the three month and six month periods ended June 30, 2003, services provided by the Company to SIRVA, Inc. totaled approximately $1,914 and $3,455, respectively.

      During the three month and six month periods ended June 30, 2002, the Company paid the Chesapeake Group, Inc., a company owned by a director $237 and $237, respectively for merger and acquisition consulting services.

      During the three month and six month periods ended June 30, 2002, the Company provided IT services totaling $34 and $185, respectively to Acterna Corporation, a company related through common ownership by CDR.

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

8. Restructuring, Merger and Other Related Charges

      The following is a roll forward of the accrual balance for Restructuring, Merger and Other Related charges for the six month periods ended June 30, 2002 and 2003 respectively.

		Lease
	Severance	Terminations	Other	Total

Balance January 1, 2002	$4,567	$2,805	$59	$7,431
Expense	1,407	—	—	1,407
Payments and other	(3,761)	(755)	(23)	(4,539)

Balance June 30, 2002	$2,213	$2,050	$36	$4,299

Balance January 1, 2003	$8	$2,527	$29	$2,564
Expense	2,529	227	—	2,756
Payments and other	(1,573)	(737)	(29)	(2,339)

Balance June 30, 2003	$964	$2,017	$—	$2,981

      Amounts related to lease terminations will be paid out through 2006. Amounts related to severance will be paid through 2004.

9. Cost of Computer Software to be Sold, Leased or Marketed

      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalized software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the six months ended June 30, 2003 the Company capitalized computer software of approximately $619. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $227 and $591 for the three months ended June 30, 2002 and 2003, respectively and $556 and $1,181 for the six months ended June 30, 2002 and 2003, respectively.

10. Goodwill

      Changes in the carrying amount of goodwill for the six months ended June 30, 2003 is as follows:

Balance January 1, 2003	$17,053
Currency translation	694

Balance June 30, 2003	$17,747

11. Recently Issued Financial Accounting Standards

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

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34”. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective January 1, 2003. The adoption of FIN 45 did not have a material effect on our results of operations or financial position.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

12. Subsequent Event

      In August, 2003, the Company was notified that the Board of Directors and majority shareholders of one of the Company’s investments carried at cost had agreed to merge with another entity. The merger is subject to certain conditions including the expiration of any waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976. If consummated, the Company would be required to recognize a loss of approximately $.7 million based on anticipated proceeds. The merger is expected to close on August 31, 2003.

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

Overview

      We are a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. We offer high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, including; application maintenance and development outsourcing (AMD/O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs. For each of the past five years, over 80% of our revenues were generated from existing clients from the previous fiscal year.

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenues ratably over the applicable period. For the three month periods ended June 30, 2002 and 2003, approximately 42% and 41%, respectively, of our total revenues were generated from fixed-price engagements.

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

      In an effort to sustain our growth and profitability, we have made and continue to make substantial investments in our infrastructure, including: (1) development centers in the United States and India; (2) system methodologies; and (3) internal systems.

      In April 2003, the Company announced that it would realign the organization. The realignment, which is substantially complete, aligns sales, subject matter expertise and delivery and provides a strong foundation for the future growth and profitability for the Company. As part of the realignment, the Company reduced headcount in the second quarter of 2003 by over 200 positions in North America or approximately 8.5% of domestic headcount. The reduction in headcount was split with 70% of the eliminated positions (billable and delivery employees) coming from cost of revenue with the remaining 30% coming from selling, general and administrative. These actions generated total severance expense of $2.5 million and we anticipate this action will generate an estimated fully loaded annual cost savings of approximately $23 million.

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

      Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 101 for our time-and-materials and fixed price outsourcing contracts. For those service contracts which are billed on a time and materials basis, we recognize revenues as the services are performed. In our time and materials contracts our effort, measured by our time incurred, represents the contractual milestones or output measure which is the contractual earnings pattern. For our fixed price IT outsourcing and maintenance contracts, we recognize revenue ratably over the applicable outsourcing or maintenance period as the services are performed continuously over the contract period.

      For our contracts to design, develop or modify complex information systems based upon the client’s specifications, we recognize revenue on a percentage of completion basis in accordance with Statement of Position 81-1. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.

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

      Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Results of Operations

      Revenues. Revenues were $96.2 million and $94.7 million in the second quarter of 2003 and 2002, respectively and $192.8 million and $185.4 million for the six months ended June 30, 2003 and 2002, respectively. The increase in revenue in both periods was attributable to revenue generated from PDA Software Services, Inc., which was acquired on May 31, 2002.

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for its professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased $2.3 million from the $25.4 million reported in the second quarter of 2002. As a percentage of revenue, gross profit was 24% in the second quarter of 2003 compared with 26.9% in the second quarter of 2002. Gross profit in the second quarter of 2003 was negatively impacted by severance of approximately $1.0 million related to the realignment of the organization previously discussed. In addition, two loss contracts also contributed to the deterioration of gross profit. A charge of approximately $.8 million was recorded relative to these contracts. Partially offsetting the deterioration in gross profit was a health care related refund related to prior periods of approximately $.4 million.

      Gross profit for the six months ended June 30, 2003 was $44.8 million compared with $49.7 million for the comparable period in 2002. As a percentage of revenue, gross profit was 23.2% and 26.8% for the six month periods June 30, 2003 and 2002, respectively. In addition to the factors noted in the preceding paragraph which negatively impacted gross profit, gross profit was also negatively impacted by a $1.0 million charge recorded in the first quarter of 2003 related to a loss contract, as well as a decline in pricing period over period. This loss contract has numerous factors which must be managed through project end in order to achieve the level of loss recorded to date. The total loss recognized through June 30, 2003 is $2.1 million. It is possible that new information could require the Company to reassess the recorded loss reserve, ultimately resulting in the need to record an additional provision to the recorded reserve related to this contract. Additionally, gross margin in the six months ended June 30, 2002 benefited from one-time high margin sales of software licenses which improved gross profit by approximately $1.8 million.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administrative and indirect facility costs. Selling, general and administrative costs were $22.4 million for the three months ended June 30, 2003 compared with $25.3 million for the comparable period in 2002. For the six months ended June 30, 2003 and 2002, selling, general and administrative expenses were $44.6 million and $49.5 million respectively. Included in 2003 amounts are severance costs of $1.5 million associated with the realignment of the Company’s operations during the second quarter. The Company estimates that the annual savings in selling, general and administrative expenses will approximate $7.3 million. In addition 2003 includes approximately $.6 million for lease termination costs and write-down of leasehold improvements partially offset by approximately $.3 million in refunds of health care costs related to prior periods. Included in 2002 amounts are severance costs of $1.4 million related to the termination of 30 employees, including employees from executive management and certain business units.

      In addition, selling, general and administrative expenses for the six months ended June 30, 2002 include higher provisions for doubtful accounts (approximately $.6 million), higher travel related expenses (approximately $.8 million) as well as higher levels of spending for sales and marketing costs (approximately $2.5 million).

      Other Income, Net. Other income, net represents principally interest earned on cash and cash equivalents and short-term investments. The reduction in amounts in 2003 from comparable periods in 2002 is due to lower rates of return.

      Provision for Income Taxes. The effective tax rate in the second quarter and first six months of 2003 was 58.5% and 58.3%, respectively and includes a one-time adjustment of $.2 million related to previously reported amounts. The Company estimates that its effective tax rate for the remainder of 2003 will be approximately 45.1%.

Liquidity and Capital Resources

      As of June 30, 2003, we had cash and short-term investments totaling $103.0 million. The Company generally funds its operations and working capital needs through internally generated funds. Cash provided from operations was $7.4 million for the six month period ended June 30, 2003.

      The principal use of cash for investing activities during the six month period ended June 30, 2003 was for the purchase of investment securities available for sale and for the purchase of property and equipment.

      To facilitate future cash flow needs, we have an arrangement with a commercial bank where we may borrow an amount not to exceed $20.0 million with interest at the bank’s prime rate less .5%, or the LIBOR rate plus 1.2% at the borrower’s option. $15.0 million of the $20.0 million is available for standby letters of credit. As of June 30, 2003, we had $5.3 million of standby letters of credit outstanding as collateral for two performance bonds. Borrowings under this facility are short-term, payable on demand and are collateralized by all assets. During the six month period ended June 30, 2003, we did not have any balances outstanding under this arrangement.

      The Company’s Board of Directors has authorized the repurchase of up to 14,000,000 shares of its outstanding common stock. During the six month period ended June 30, 2003, the Company repurchased 557,200 shares of its Common Stock at a total cost of $1.5 million. Since the inception of the program, the Company has repurchased approximately 11,182,000 shares at an aggregate cost of $139.6 million. All repurchases have been financed through the Company’s operations.

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the three month period ended June 30, 2003 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Revenues, based on end customer bill rates, generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States and Europe, accounted for 17.7% and 18.2% of our total revenues for the three month periods ended June 30, 2002 and 2003, respectively.

      Inflation did not have a material impact on our revenues or income from operations during the three month and six month periods ended June 30, 2002 and 2003.

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

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34”. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 became effective on January 1, 2003. The adoption of FIN 45 did not have a material effect on our results of operations or financial position.

      In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21: Accounting for Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. We currently intend to adopt Issue 00-21 prospectively for contracts entered into after June 30, 2003. We are evaluating Issue 00-21 to determine its impact, if any, on our results of operations.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The adoption of this statement will not have a material effect on our financial position.

Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risk for the effect of foreign currency fluctuations and interest rate changes. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Foreign Exchange Risk

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in the three month periods and six month periods ended June 30, 2002 and 2003 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. We do not generally use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $103.0 million as of June 30, 2003. All of our short-term investments are designated as available-for-sale and accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

      Based on their evaluation of our disclosure controls and procedures which took place at the end of the period covering this report, our Chief Executive Officer and Chief Financial Officer believe that these procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the report we filed with the SEC within the required time period.

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

      During management’s evaluation of internal controls, certain deficiencies were identified including manually intensive processes and information flows, concentration of knowledge and the need to increase training of financial staff. Management is currently addressing these deficiencies through the implementation of a consolidation and financial reporting tool, standardization and automation of information flows, processes and procedures, and enhancing the skill sets of financial and operational staff through hiring and expanded training programs.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      On June 3, 2003, the annual meeting of shareholders was held. The meeting was held for the following purposes:

1. to elect three directors to the Board of Directors; and

2. to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year 2003.

      The shareholders re-elected Mr. Rajendra B. Vatikutti as director. The vote was 32,722,238 for and 2,730,829 withheld.

      The shareholders re-elected Mr. Ned C. Lautenbach as director. The vote was 31,855,237 for and 3,301,309 withheld.

      The shareholders re-elected Mr. Martin C. Clague as director. The vote was 34,898,950 for and 675,540 withheld.

      Mr. Douglas S. Land, Mr. Ronald K. Machtley, Mr. Frank D. Stella and Mr. David Wasserman continue as directors with terms expiring 2004. Mr. William C. Brooks, Mr. Kevin J. Conway and Mr. John A. Stanley continue as directors with terms expiring 2005.

      The shareholders approved the appointment of PricewaterhouseCoopers LLP as independent auditors of Covansys Corporation for the year ending December 31, 2003, the vote was 34,540,291 for, 1,025,655 against and 4,468 abstain.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Martin C. Claque pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Michael S. Duffey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On July 24, 2003 Covansys filed a Form 8-K with the Securities and Exchange Commission to report under item 9 thereof a copy of the Company’s July 24, 2003 press release announcing earnings for the three month period ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ THOMAS E. LINDSEY

Thomas E. Lindsey
Vice President and Chief
Accounting Officer
(Principal Accounting Officer)

/s/ MICHAEL S. DUFFEY

Michael S. Duffey
Executive Vice President of
Finance and Administration and
Chief Financial Officer, Treasurer
(Principal Financial Officer)

Dated: August 13, 2003

Exhibit Index

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Martin C. Clague pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Michael S. Duffey pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.