Form 10-Q
period 2003-09-30
COVANSYS CORP
filed 2003-11-17
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number: 0-22141

Covansys Corporation

(Exact Name of Registrant as Specified in its Charter)

Michigan	38-2606945
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

32605 West Twelve Mile Road

Suite 250
Farmington Hills, Michigan 48334
(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code:

(248) 488-2088

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value	26,781,369
(Class of Common Stock)	(Outstanding as of November 1, 2003)

COVANSYS CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,742	$84,794
Short-term investments	13,263	31,713

Cash and short-term investments	101,005	116,507
Accounts receivable, net	69,290	71,609
Revenue earned in excess of billings, net	42,500	33,542
Deferred taxes	4,235	4,343
Prepaid expenses and other	6,107	7,752

Total current assets	223,137	233,753
Property and equipment, net	36,422	33,068
Computer software, net	6,958	6,016
Goodwill, net	17,053	17,814
Deferred taxes	9,432	10,317
Other assets, net	12,272	11,778

Total assets	$305,274	$312,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,754	$11,149
Accrued payroll and related costs	23,063	21,863
Other accrued liabilities	24,310	25,305
Deferred revenue	627	1,103

Total current liabilities	58,754	59,420
Other liabilities	128	777
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively	164,222	167,534
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 27,221,049 and 26,768,378 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively	—	—
Additional paid-in capital	98,631	94,226
Retained deficit	(8,345)	(3,590)
Stock subscriptions receivable	(2,218)	(2,012)
Accumulated other comprehensive loss	(5,898)	(3,609)

Total shareholders’ equity	82,170	85,015

Total liabilities and shareholders’ equity	$305,274	$312,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2003		2002	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues	$99,273	$94,355		$284,699	$287,154
Cost of revenues	75,435	68,237		211,154	216,224

Gross profit	23,838	26,118		73,545	70,930
Selling, general and administrative expenses	23,647	19,325		73,176	63,961

Income from operations	191	6,793		369	6,969
Other income (expense), net	626	(116)		2,456	956

Income before provision for income taxes	817	6,677		2,825	7,925
Provision for income taxes	67	2,443		233	3,170

Net income	750	4,234		2,592	4,755
Convertible redeemable preferred stock dividends	1,103	1,113		3,285	3,312

Net income (loss) available for common shareholders	$(353)	$3,121		$(693)	$1,443

Earnings per Share
Basic	$(.01)	$.12		$(.02)	$.05

Diluted	$(.01)	$.12		$(.02)	$.05

Basic weighted average shares	27,587	26,766		27,836	27,041
Dilutive effect of options	10	323		30	119
Convertible redeemable preferred stock	(A )	(A	)	(A )	(A	)

Diluted weighted average shares	27,597	27,089		27,866	27,160

(A)	Anti-dilutive

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,592	$4,755
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,566	12,134
Provision for doubtful accounts	991	475
Gain from sale of short-term investments	—	(178)
Other	—	(915)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(6,602)	6,164
Prepaid expenses and other	(1,011)	(649)
Accounts payable, accrued payroll and related costs and other liabilities	975	171
Deferred revenue	257	476

Net cash provided from operating activities	7,768	22,433
Cash flows from investing activities:
Investment in property, equipment and other	(11,758)	(6,874)
Investment in computer software	(1,016)	(835)
Proceeds from sale of available-for-sale securities	—	110,653
Purchases of available-for-sale securities	—	(127,639)
Proceeds from sale of investment	—	278
Business acquisition, net of cash acquired	(15,914)	—

Net cash used in investing activities	(28,688)	(24,417)
Cash flows from financing activities:
Net proceeds from issuance of common stock	526	375
Net proceeds from exercise of stock options and other	62	146
Repurchases of common stock	(5,521)	(1,485)

Net cash used in financing activities	(4,933)	(964)

Decrease in cash and cash equivalents	(25,853)	(2,948)
Cash and cash equivalents at beginning of period	123,755	87,742

Cash and cash equivalents at end of period	$97,902	$84,794

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

      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of September 30, 2003, the results of its operations for the three and nine month periods ended September 30, 2002 and 2003, and cash flows for the nine month periods ended September 30, 2002 and 2003. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

      The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2003.

2.     Income Taxes

      The Company has provided federal, foreign and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2002 and 2003. The Company’s tax rate is negatively impacted by permanent items such as Subpart F income and nondeductible travel and entertainment expenses as well as the mix of earnings between domestic and foreign earnings.

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Common Stock Repurchase Program

      In October 2002, the Company’s board of directors authorized the repurchase of an additional 2,000,000 shares of the Company’s common stock, bringing the total authorization to 14,000,000 shares. Through September 30, 2003, the Company has repurchased approximately 11,182,000 shares of its common stock for cash, at a total cost of $139,551. During the nine month period ended September 30, 2003, the Company repurchased 557,200 shares of its common stock at a total cost of $1,485. As of September 30, 2003, approximately 2,818,000 shares remain available for repurchase under the board of directors authorization.

4.     Net Income(Loss) Per Share

      Basic and diluted net income(loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing the net income(loss) available for common shareholders by the weighted average number of shares of common stock outstanding. For the three month and nine month periods ended September 30, 2002 and 2003, the effect of convertible redeemable preferred stock has not been used in the calculation of diluted net income(loss) per share because to do so would be anti-dilutive. The calculation of basic and diluted net income(loss) per share for the three month and nine month period ended September 30, 2002 excludes 8,695,652 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to CD&R and 5,822,377 and 6,206,693 representing the average number of options outstanding for the three month and nine month periods ended September 30, 2002, respectively. The calculation of basic and diluted net income(loss) per share for the three month and nine month period periods ended September 30, 2003 excludes 8,695,652 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to CD&R and 1,802,149 and 2,732,525 representing the average number of stock options outstanding for the three month and nine month periods ended September 30, 2003, respectively. The warrants and stock options were excluded from earnings per share because the impact was anti-dilutive given the exercise prices for these warrants and options were higher than the Company’s average stock price for these periods.

5.     Stock Option Plans

      The Company has elected to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no additional compensation expense has been recognized for our stock option plan within the accompanying consolidated statements of operations. Had compensation expense for our stock option plan been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s pro forma net income (loss) available for common shareholders and pro forma basic and diluted net income(loss) per common share would have been reduced to the amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income(loss) available for common shareholders:
As reported	$(353)	$3,121	$(693)	$1,443
Stock-based employee compensation cost included in the determination of net income(loss) from operations as reported	—	—	—	—
Stock-based employee compensation cost had the fair value method been used	3,853	837	8,182	3,991

SFAS No. 123 pro forma	$(4,206)	$2,284	$(8,875)	$(2,548)

Earnings per share:
As reported
Basic	$(.01)	$.12	$(.02)	$.05

Diluted	$(.01)	$.12	$(.02)	$.05

SFAS No. 123 pro forma
Basic	$(.15)	$.09	$(.32)	$(.09)

Diluted	$(.15)	$.08	$(.32)	$(.09)

6.     Comprehensive Income

      Total comprehensive income is summarized as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income	$750	$4,234	$2,592	$4,755
Currency translation adjustment	673	450	409	2,480
Reclassification of unrealized gains on short-term investments	—	—	—	(191)

Total comprehensive income	$1,423	$4,684	$3,001	$7,044

7.     Related Party Transactions

      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by a co-Chairman of the Company’s Board of Directors. During the three month periods ended September 30, 2002 and 2003, the Company provided services to Synova totaling $936 and $764, respectively and $3,090 and $2,458 for the nine month periods ended September 30, 2002 and 2003, respectively. In addition, during the three month periods ended September 30, 2002 and 2003 Synova provided services to the Company totaling $871 and $142, respectively and $3,360 and $896 for the nine month periods ended September 30, 2002 and 2003, respectively. The net balance owed to the Company by Synova at September 30, 2003 was $554. In

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, under the terms of a note payable, Synova owes the Company $8,000. This note is due in September 2005, and interest is paid quarterly in accordance with its terms.

      The Company paid approximately $524 and $190 to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial, management advisory, and executive management services during the three month periods ended September 30, 2002 and 2003, respectively and $931 and $582 for the nine month periods ended September 30, 2002 and 2003, respectively.

      In the third quarter of fiscal 2002, the Company entered into a ten-year agreement to provide outsourcing services to SIRVA, Inc. a company related through common ownership of CDR. During the three month periods ended September 30, 2002 and 2003, services provided by the Company to SIRVA, Inc. totaled approximately $1,288 and $2,415, respectively and $1,288 and $5,870 for the nine month periods ended September 30, 2002 and 2003, respectively.

      During the three month and nine month periods ended September 30, 2002, the Company paid the Chesapeake Group, Inc., a company owned by a director $0 and $237, respectively for merger and acquisition consulting services.

      During the three month and nine month periods ended September 30, 2002, the Company provided IT services totaling $0 and $185, respectively to Acterna Corporation, a company related through common ownership by CDR.

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

8.     Restructuring, Merger and Other Related Charges

      The following is a roll forward of the accrual balance for restructuring, merger and other related charges for the nine month periods ended September 30, 2002 and 2003 respectively.

		Lease
	Severance	Terminations	Other	Total

Balance January 1, 2002.	$4,567	$2,805	$59	$7,431
Expense	1,407	—	—	1,407
Payments and other	(5,771)	(1,093)	(23)	(6,887)

Balance September 30, 2002	$203	$1,712	$36	$1,951

Balance January 1, 2003.	$8	$2,527	$29	$2,564
Expense	3,380	432	—	3,812
Payments and other	(2,861)	(881)	(29)	(3,771)

Balance September 30, 2003	$527	$2,078	$—	$2,605

      In April 2003, the Company announced it would realign the organization. The realignment which is complete, aligned sales, subject matter expertise and delivery and provided a strong foundation for the future growth and profitability for the Company. As part of the realignment, the Company reduced headcount in the second quarter of 2003 by over 200 positions in North America or approximately 8.5% of domestic headcount. The reduction in headcount was split with 70% of the eliminated positions (billable and delivery employees)

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coming from cost of revenue with the remaining 30% coming from selling, general and administrative. These actions generated total severance expense of $2,528 in the second quarter of 2003. Amounts related to lease terminations will be paid out through 2006. Amounts related to severance will be paid through 2004.

9.     Cost of Computer Software to be Sold, Leased or Marketed

      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalized software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the nine months ended September 30, 2003 the Company capitalized computer software of approximately $835. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $590 and $596 for the three months ended September 30, 2002 and 2003, respectively and $1,146 and $1,801 for the nine months ended September 30, 2002 and 2003, respectively.

10.     Goodwill

      Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

Balance January 1, 2003.	$17,053
Currency translation	761

Balance September 30, 2003	$17,814

11.     Recently Issued Financial Accounting Standards

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34”. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 became effective January 1, 2003. The adoption of FIN 45 did not have a material effect on our results of operations or financial position.

      In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21: Accounting for Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. We adopted Issue 00-21 prospectively for contracts beginning after June 30, 2003. The adoption of Issue 00-21 did not have a material effect on our results of operations or financial position but may impact the timing of revenue recognition on contracts entered into in future periods

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, which are referred to as variable-interest entities (“VIEs”). FIN 46 is effective for Covansys for the year ending December 31, 2003. The adoption of FIN 46 will not have a material effect on our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 133. The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. Due to the conversion features of the Company’s convertible redeemable preferred stock, the adoption of this statement will not have a material effect on our results of operations or financial position.

12.     Other Income (Expense), Net

      In August, 2003, the Company was notified that the Board of Directors and majority shareholders of one of the Company’s investments carried at cost had agreed to merge with another entity. The merger consummated in August, 2003 and the Company recognized a loss of approximately $.7 million which is included in other income (expense), net for the three month and nine month periods ended September 30, 2003.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in this Form 10-Q. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include general economic conditions and conditions in the IT industry such as the demand for IT services, state and local government budgetary constraints, our failure to recruit and retain IT professionals, risks related to our merger, acquisition and strategic investment strategy, variability of our operating results, government regulation of immigration, potential cost overruns on fixed-price projects, exposure to regulatory, political and economic conditions in India and Asia, competition in the IT services industry, short-term nature and termination provisions of contracts, economic conditions unique to clients in specific industries, and limited protection of intellectual property rights.

Overview

      We are a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. We offer high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, including; application maintenance and development outsourcing (AMD/ O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs. For each of the past five years, over 80% of our revenues were generated from existing clients from the previous fiscal year.

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenues ratably over the applicable period. For the three month periods ended September 30, 2002 and 2003, approximately 42% and 44%, respectively, of our total revenues were generated from fixed-price engagements.

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

      In April 2003, the Company announced that it would realign the organization. The realignment, which is complete, aligns sales, subject matter expertise and delivery and provides a strong foundation for the future growth and profitability for the Company. As part of the realignment, the Company reduced headcount in the second quarter of 2003 by over 200 positions in North America or approximately 8.5% of domestic headcount. The reduction in headcount was split with 70% of the eliminated positions (billable and delivery employees) coming from cost of revenue and the remaining 30% coming from selling, general and administrative. These actions generated total severance expense of $2.5 million and we anticipate this action will generate an estimated fully loaded annual cost savings (includes employee related benefits) of approximately $23 million.

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

Results of Operations

      Revenues. Revenues were $94.4 million and $99.3 million in the third quarter of 2003 and 2002, respectively and $287.2 million and $284.7 million for the nine months ended September 30, 2003, and 2002 respectively. The decrease in revenues in the third quarter is due to lower revenue from outsourcing activities as well as lower revenues from our public sector customers. Revenues for the nine month period increased $2.5 million in 2003 due to the acquisition of PDA in May, 2002 partially offset by lower revenue from outsourcing activities and lower revenues from our public sector customers.

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for our IT professionals. In addition, cost of revenues includes certain depreciation and amortization, direct facility costs and contractual services. Gross profit increased $2.3 million from the $23.8 million reported in the third quarter of 2002. As a percentage of revenue, gross profit was 27.7% in the third quarter of 2003 compared with 24.0% in the third quarter of 2002. The improvement in gross margin was a result of an increase in utilization, a higher percentage of work being performed in India and the cost savings realized from the organizational realignment completed in the second quarter. Partially offsetting this improvement was a reduction in gross margin of $.6 million related to a loss contract.

      Gross profit for the nine months ended September 30, 2003 was $70.9 million compared with $73.5 million for the comparable period in 2002. As a percentage of revenue, gross profit was 24.7% and 25.8% for the nine month periods ended September 30, 2003 and 2002, respectively. Gross profit in 2003 was negatively impacted by severance of approximately $1.0 million related to the organizational realignment as well as a charges of approximately $2.0 million and $.7 million related to two individual loss contracts. These loss contracts have numerous factors which must be managed through project completion to achieve the level of loss recorded to date. The total loss recognized on these contracts through September 30, 2003 is approximately $2.6 million and $.6 million, respectively. It is possible that new information could require the Company to reassess the recorded loss reserves, ultimately resulting in the need to record an additional provision to the recorded loss reserves of these contracts. Also included in 2003 amounts was a health care related refund pertaining to prior periods of $.4 million. Gross margins for the nine month period ended September 30, 2002 benefited from one-time high margin sales of software licenses which improved gross profit by approximately $1.8 million.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administrative and indirect facility costs. Selling, general and administrative costs were $19.3 million for the three months ended September 30, 2003 compared with $23.6 million for the comparable period in 2002. For the nine months ended September 30, 2003 and 2002, selling, general and administrative expenses were $64.0 million and $73.2 million respectively. Selling, general and administrative expenses in the three months ended September 30, 2003 include lower amounts for salaries and benefits resulting from the organizational realignment of the Company’s operations during the second quarter of 2003. On an annual basis, the Company estimates that the annual savings will be approximately $7.3 million in selling, general and administrative expenses. The Company recognized approximately $1.5 million in severance in connection with the realignment. In addition, amounts in 2002 include higher travel related expenses (approximately $.3 million) as well as higher levels of spending for sales and marketing costs (approximately $.5 million) and higher provision for incentive compensation (approximately $.5 million).

      Included in the nine month period ended September 30, 2002 are severance costs of $1.4 million related to the termination of 30 employees, including employees from executive management and certain business units. In addition, the nine month period in 2002 includes higher provisions for doubtful accounts (approximately $.3 million), higher travel related expenses (approximately $1.1 million) as well as higher levels of spending for sales and marketing costs (approximately $3.0 million).

      Other Income(Expense), Net. Other income(expense), net represents principally earnings on cash and cash equivalents and short-term investments. The reduction in amounts in 2003 from comparable periods in 2002 is due to lower rates of return. In addition, included in the three month and nine month period ended September 30, 2003 is a loss of approximately $.7 million related to the sale of an investment carried at cost.

      Provision for Income Taxes. The effective tax rate in the third quarter and first nine months of 2003 was 36.6% and 40.0%, respectively and includes a one-time adjustment of $.2 million in the nine month period related to previously reported amounts. The Company’s tax rate is negatively impacted by permanent items such as Subpart F income and nondeductible travel and entertainment expenses as well as the mix of earnings between domestic and foreign operations. The Company estimates that its effective tax rate for the remainder of 2003 will be approximately 40%.

Liquidity and Capital Resources

      As of September 30, 2003, the Company had cash and short-term investments totaling $116.5 million. The Company generally funds its operations and working capital needs through internally generated funds. Cash provided from operations was $22.4 million for the nine month period ended September 30, 2003.

      The principal use of cash for investing activities during the nine month period ended September 30, 2003 was for the purchase of investment securities available for sale and for the purchase of property and equipment.

      To facilitate future cash flow needs, we have an arrangement with a commercial bank where we may borrow an amount not to exceed $20.0 million with interest at the bank’s prime rate less .5%, or the LIBOR rate plus 1.2% at the borrower’s option. $15.0 million of the $20.0 million is available for standby letters of credit. As of September 30, 2003, we had $6.1 million of standby letters of credit outstanding as collateral for four performance bonds. Borrowings under this facility are short-term, payable on demand and are collateralized by all assets. During the nine month period ended September 30, 2003, we did not have any balances outstanding under this arrangement.

      The Company’s Board of Directors has authorized the repurchase of up to 14,000,000 shares of its outstanding common stock. During the nine month period ended September 30, 2003, the Company repurchased 557,200 shares of its Common Stock at a total cost of $1.5 million. Since the inception of the program, the Company has repurchased approximately 11,182,000 shares at an aggregate cost of $139.6 million. All repurchases have been financed through the Company’s operations.

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the three month period ended September 30, 2003 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Revenues, based on end customer bill rates, generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States and Europe, accounted for 17.7% and 20.9% of our total revenues for the three month periods ended September 30, 2002 and 2003, respectively.

      Inflation did not have a material impact on our revenues or income from operations during the three month and nine month periods ended September 30, 2002 and 2003.

Recently Issued Financial Accounting Standards

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

      In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21: Accounting for Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. We adopted Issue 00-21 prospectively for contracts entered into after June 30, 2003. The adoption of Issue 00-21 did not have a material effect on the results of our operations or financial position but may impact the timing of revenue recognition on contracts entered into in future periods.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The statement requires that those instruments be classified as liabilities in statements of financial position. This statement became effective for interim periods beginning after June 15, 2003. Due to the conversion features of the Company’s convertible redeemable preferred stock, the adoption of this statement will not have a material effect on our financial position.

Quantitative and Qualitative Disclosure About Market Risk

      We are exposed to market risk for the effect of foreign currency fluctuations and interest rate changes. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

     Foreign Exchange Risk

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in the three month periods and nine month periods ended September 30, 2002 and 2003 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. The Company may use derivatives on a limited basis from time to time to hedge against foreign currency fluctuations. The Company does not speculate in foreign currency.

     Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $116.5 million as of September 30, 2003. All of our short-term investments are designated as available-for-sale and accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

      On November 13, 2003, management and the Company’s Audit Committee was informed by the Company’s independent accountants of certain matters involving internal controls that the Company’s independent accountants considers to be a material weakness under standards established by the American Institute of Certified Public Accountants. The identified material weakness principally focused on the Company’s application of the percentage of completion method of accounting for its fixed price contracts. The Company is currently evaluating certain enhancements to the Company’s internal controls to specifically address the weakness identified and is enhancing an action plan to ensure the proper application of the Company’s policy.

PART II.     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

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

      (b) Reports on Form 8-K

      On October 23, 2003 Covansys filed a Form 8-K with the Securities and Exchange Commission to report under item 12 thereof a copy of the Company’s October 23, 2003 press release announcing earnings for the three month period ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ THOMAS E. LINDSEY

Thomas E. Lindsey
Vice President, Controller and Chief
Accounting Officer
(Principal Accounting Officer)

/s/ MICHAEL S. DUFFEY

Michael S. Duffey
Executive Vice President of
Finance and Administration and
Chief Financial Officer, Treasurer
(Principal Financial Officer)

Dated: November 14, 2003

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