Form 10-K
period 2003-12-31
COVANSYS CORP
filed 2004-03-30
CIK 1028461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2)     Yes ☑          No ☐

     The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2003 was $55,331,037

     The aggregate market value of common stock held by non-affiliates of the registrant as of February 29, 2004 was $201,707,654.

     The number of shares outstanding of the registrant’s common stock as of February 29, 2004 was 26,851,699.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement of the Registrant for its 2004 Annual Meeting of Shareholders to the extent expressly so stated, are incorporated by reference into Part III of this Report.

COVANSYS CORPORATION AND SUBSIDIARIES

FORM 10-K

For the Fiscal Year Ended December 31, 2003

PART I

Item 1.	Business

Summary

      Founded in 1985, Covansys Corporation is a global technology services company with a focus on industry-specific solutions, strategic outsourcing and integration services. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment, world-class quality and reduced costs.

      From the start, the company based itself in high-quality software engineering principles and an unwavering commitment to delivery. These twin strengths enable Covansys to smoothly adapt to the rapid evolution of technology while maintaining constant focus on the changing business needs of its clients.

      Covansys took a significant step in its evolution in January of 1992 when it became one of the first known U.S.-based IT services company to establish offshore facilities in India to provide high-quality and cost-effective services for its clients.

      An industry leader in successfully integrating offshore capabilities into its service offerings, Covansys pioneered a global delivery model that is transparent, flexible and seamless. Onsite project managers work hand-in-hand with clients to ensure the successful delivery of offsite and offshore projects.

      Covansys offers flexible, cost-effective project delivery capabilities by providing our clients a choice among any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our development facilities in North America; or (3) offshore at one of our development facilities in India. We believe that our U.S./ India infrastructure is one of the largest and best in the industry. Our ability to deliver services globally is enhanced by our local account management and recruiting infrastructure, consisting of a geographically dispersed network of more than 20 offices worldwide and more than 50 sales and client executives. Our infrastructure allows us to act as a local partner, becoming an integral member of a client’s technology team. This demonstrates our commitment to each market and enhances our ability to attract locally based clients and consultants.

      Covansys’ broad range of technical skills, superior delivery and industry-specific solutions have attracted and retained hundreds of satisfied clients. Currently, Covansys has over 500 clients in industries such as public sector, financial services, retail & distribution, manufacturing, healthcare, and telco/ utilities/ transportation and other representing 30.2%, 21.2%, 12.4%, 9.7%, 9.0%, and 17.5% of total annual revenues, respectively.

      We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, which include:

•	Application Maintenance and Development Outsourcing (AMD/O)

•	Custom Application Development

•	Web-to-Enterprise Integration (WEISM) and traditional e-business services

•	Packaged Software Implementation, Upgrades and Enhancements

•	Software Engineering

      Covansys recognized early on that quality was a top priority and has had its quality assurance rated by the top organizations through the years. Covansys has earned all three of the gold standards of quality assurance for software development: Level 5 of the People Capability Maturity Model (SEI-PCMM®), Level 5 of the SEI-CMM® and ISO 9001:2000.

      First in 1994, Covansys received ISO 9001 certification, and then in 1999, two of its development centers in India achieved SEI-CMM® Level 5 on the first audit. We continued our certification at two of our North American delivery centers. Covansys’ center in Milpitas, California is rated SEI-CMM® Level 4 and its center in Columbus, Ohio is rated SEI-CMM® Level 3. In 2002, Covansys India was also assessed at

SEI-PCMM® Level 5, recognizing the innovative people practices that provide a framework for individuals and projects to improve our capability continuously and meet client needs effectively and efficiently.

      Also early in our history we recognized, along with analysts and clients, that the quality of project management is key in the successful delivery of IT services. We have been recognized as a Project Management Institute Registered Education Provider® and now have more than 190 PMI® PMP® certified project managers, the highest standard of the project management profession.

      Covansys has been active in strategic mergers and acquisitions in recent years to grow or expand our service offerings. In 2002 Covansys acquired PDA Software Services, Inc., a market leader in the development, implementation and maintenance of systems for states required to meet federal tracking and reporting mandates of the Women, Infants & Children (WIC) Program. This acquisition further expanded our strong presence in the public sector market. In 1998 Covansys merged with C.W. Costello & Associates, Inc. and Claremont Technology Group.

The Covansys Advantage

      The Covansys Advantage enables our clients to use IT more effectively with their evolving business needs. The key attributes of the Covansys Advantage are that we:

•	Provide flexible project delivery by offering our clients any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our development facilities in North America; or (3) offshore at one of our development facilities in India. This flexibility enables our clients to determine their degree of project involvement and to control the costs and speed of project delivery.

•	Assure clients of the highest quality software services, by following industry standard best practices in quality assurance processes and project management practices.

•	Offer clients a single-source provider of a broad range of IT services, from advising them on IT business strategy and strategic technology plans to developing and implementing appropriate IT applications solutions.

•	Offer a local presence by delivering our services to clients through a geographically dispersed network of more than 20 offices worldwide. Our presence allows us to demonstrate our commitment to the local market and enhances our ability to attract locally based clients and consultants.

•	Recruit and train our consultants globally through our established domestic and international network. Consultants receive technical training in software engineering techniques and key technologies at one of our U.S. training centers or one of our overseas training centers in India. These centers are equipped with a variety of hardware, software and development tools.

Growth Strategy

      Covansys’ goal is to become the preferred single-source provider of IT services to an expanding base of clients by establishing teams that quickly and cost effectively provide industry-based IT applications solutions. To achieve this goal, our strategy is to:

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

      We believe that knowledge of a client’s industry is as important as technology expertise. There is no one-size-fits-all answer to many of the complex systems that manage and compute data for our clients. Our knowledge and experience contribute to a shorter learning curve on the path to a customized implementation. Our specialized teams focus on the changes generated by such issues as e-business, globalization and deregulation. We provide high-value, client-driven and timely business solutions.

      We have years of experience with a number of industries, such as public sector, telecommunications, retail, healthcare, manufacturing and financial services. In addition, we have become recognized leaders in a number of industries with proprietary software or methods that address very specific business issues. Examples of our industry specific solutions include:

      Public Sector:

•	Childcare Management

•	Case Management

•	Transportation

•	Woman, Infant and Children (WIC) Program Management

•	Labor and Tax Revenue Systems

•	Clarety Public Retirement Administration Package

      Financial Services:

•	FloodConnect

•	ClaimConnect

•	AdvantAgent

      Telecommunications:

•	Intelligent Network Applications

      We have been committed to providing customized and innovative solutions to more than 40 state governments since 1985. Our leadership in the public sector industry was recognized by inclusion in the “Who’s Who in State and Local Government” list compiled by Washington Technology, a leading industry trade journal for government IT systems integrators and resellers.

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

      Web-to-Enterprise Integration (WEISM) requires looking at the whole picture and the potential for leveraging such solutions as ERP in order to create an integrated customer-focused IT strategy. Our goal is to improve efficiency, expedite key decisions, enrich customer relationships and make our client’s e-business profitable. The result is an information strategy that reduces costs and generates revenue for the client.

      Our integration expertise, along with our ability to evaluate and provide other e-commerce solutions, such as data warehousing, enables us to maintain a valuable partnership with our clients, provide business consulting services and meet their IT demands.

Strategic Outsourcing

      Speed, flexibility and round-the-clock productivity are the hallmarks of our outsourcing services. Our fast and flexible onsite, offsite, offshore delivery model lends itself to a full spectrum of outsourcing services. We can deliver requirements from application development, applications maintenance and modernization to full application outsourcing with our unique global delivery model.

      In order to meet aggressive schedules, we offer our clients one of the largest U.S.-owned offshore capabilities. This capability sets us apart from many competitors who can only offer services based in the US market. Our local partnership/ global delivery philosophy enables us to quickly and cost-effectively complete projects and deploy key applications. This allows our customers to focus on their core business while relying on us to provide complete IT services.

Clients

      Using our strategic approach, we are an important supplier to middle market clients. In 2003, we provided services to over 500 clients in North America, Europe and Asia. Our strategy is to maximize our client retention rate and to secure additional engagements by providing quality services and by being responsive to our client needs.

      Certain of our representative clients in various industries are listed in the following table:

Banking and Financial Services

Bank One Corporation

GMAC
Guardian Life Insurance
Textron Financial Corporation
T. Rowe Price Investment Technologies, Inc.
UnumProvident Corporation

Healthcare

Henry Ford Health System

Kaiser Foundation Hospitals
Priority Health

Manufacturing

DaimlerChrysler AG

Ford Motor Company
General Motors Corporation
Trelleborg Automotive
Visteon Automotive Services

Retail and Distribution

The Kroger Company

Lands’ End, Inc.
Sears Roebuck & Company
Sirva, Inc.

Public Sector

City of Milwaukee

State of California
State of Nebraska
State of New Mexico
State of Ohio
State of Oregon
State of Rhode Island

Utilities and Telecommunications

Lucent Technologies, Inc.

South Carolina Electric and Gas Company
Southern California Edison

Sales and Marketing

      We generate new sales by actively pursuing new clients through focused marketing programs and cross-selling our services to our existing clients.

      Using more than 50 sales and marketing professionals, we identified and closed business in more than 50 new client accounts in 2003.

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

Human Resources

      Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. Our strategy for achieving “career-based employment” includes career planning, thorough initial and ongoing training, allocation of assignments in accordance with employee skills and career objectives and a comprehensive benefits package. This package includes a company-matched 401(k) plan, stock purchase plan, health, dental and vision insurance, preventative medical, short-term disability insurance, a flexible spending account and tuition reimbursement. We also will continue to grant stock options as part of our recruitment and retention strategy.

      We use aggressive recruitment strategies throughout the United States and India to source well-qualified and well-credentialed consultants. Our most successful candidate sources include: Employee Referrals, College Campus Recruiting, Management Referrals, Internet Searching and Postings, On-line Career Fairs, Traditional Career Fairs, Professional Organizations, Trade Shows, Seminars, advertisements and articles in leading newspapers, business periodicals, trade magazines, networking, out-placement firms and search firms. In addition, our recruiting activities seek to draw on an international pool of IT talent. We actively recruit in a variety of countries including India, England, Belgium, Italy, Germany, Spain, and Singapore.

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

      Our consultants typically have Bachelor’s or Master’s degrees in Computer Science, Engineering or other technical disciplines. As of December 31, 2003, we had 4,701 employees comprised of 4,353 IT professionals and 348 general and administrative personnel. As of December 31, 2003, we also had 394 independent contractors working on client engagements.

      We have employee training centers in a variety of locations in the United States and in India. Between projects and after business hours, our IT professionals may receive training on a variety of technology platforms. We provide over 200 courses on our computer-based training system, which is available 24 hours a day, 7 days a week. We have access licenses to over 250 titles in technical coursework. In addition to technical skills in a variety of programming languages, we offer courses in project management and methodology. More than 190 of our project managers are PMP (Project Management Professionals) certified as assessed by the Project Management Institute.

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

      We have principal offices in the following locations:

North America		International

Atlanta, GA	Middletown, CT	Bangalore, India
Chicago, IL	Milpitas, CA	Brussels, Belgium
Columbus, OH	Montreal, Canada	Chennai, India
Farmington Hills, MI	Overland Park, KS	London, U.K.
Indianapolis, IN	Portland, OR	Madrid, Spain
Lansing, MI	Providence, RI	Mumbai, India
	Sacramento, CA	Munich, Germany
Rome, Italy
Singapore

Item 3.	Legal Proceedings

      We are, from time to time, involved in litigation and various legal matters that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of the pending matters will have a material adverse effect on our financial condition, results of operations, or cash flows. We believe the legal allegations levied against us are without merit and intend to defend these matters vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported on the NASDAQ National Market at the close of each quarter:

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2003:
First Quarter	$4.00	$2.37
Second Quarter	$3.11	$2.20
Third Quarter	$6.75	$3.12
Fourth Quarter	$11.00	$6.01
Year Ended December 31, 2002:
First Quarter	$10.35	$7.40
Second Quarter	$9.15	$5.56
Third Quarter	$5.89	$1.70
Fourth Quarter	$4.05	$1.85

      As of February 23, 2004, there were approximately 641 shareholders of record of our common stock.

      Since our initial public offering in March 1997, we have not paid cash dividends on our common stock. We currently anticipate that all of our earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The selected financial data presented below for the five years ended December 31, 2003, are derived from our Consolidated Financial Statements and related Notes thereto. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Form 10-K.

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

	Years Ended December 31,

	2003(b)	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$378,630	$383,053	$404,734	$419,641	$443,541
Cost of revenues	285,506	284,853	290,651	308,299	297,171

Gross profit	93,124	98,200	114,083	111,342	146,370
Selling, general and administrative expenses	82,530	97,545	115,011	143,467	98,645
Restructuring, merger costs and other(a)	—	—	23,665	21,507	5,367

Income (loss) from operations	10,594	655	(24,593)	(53,632)	42,358
Other income, net	1,781	4,110	5,531	6,060	3,737

Income (loss) from continuing operations before provision (benefit) for income taxes	12,375	4,765	(19,062)	(47,572)	46,095
Provision (benefit) for income taxes	2,055	880	(8,544)	(11,255)	16,283

Income (loss) from continuing operations	10,320	3,885	(10,518)	(36,317)	29,812

Income (loss) from discontinued operations, net of income taxes	—	—	—	(1,692)	(15)
Gain on sale of discontinued operations, net of income taxes	—	—	—	6,072	—

Net income (loss)	10,320	3,885	(10,518)	(31,937)	29,797
Beneficial conversion feature	—	—	—	(23,651)	—
Convertible redeemable preferred stock dividends	(4,433)	(4,298)	(4,265)	(2,569)	—

Net income (loss) available for common shareholders	$5,887	$(413)	$(14,783)	$(58,157)	$29,797

Basic weighted average shares outstanding	26,975	27,734	28,704	32,892	37,267

Basic earnings (loss) per share	$0.22	$(0.01)	$(0.51)	$(1.77)	$0.80

Diluted weighted average shares outstanding	27,204	27,734	28,704	32,892	38,212

Diluted earnings (loss) per share	$0.22	$(0.01)	$(0.51)	$(1.77)	$0.78

	As of December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash and short term investments	$127,475	$101,005	$123,755	$140,123	$91,236
Working capital	188,198	164,383	187,157	206,900	166,051
Total assets	316,271	305,274	297,623	330,901	277,388
Revolving credit facility and long-term debt	—	—	—	—	—
Convertible redeemable preferred stock	168,655	164,222	159,924	155,660	—
Total shareholders’ equity	90,809	82,170	87,805	117,106	236,417

(a)	Fiscal year 2001 restructuring, merger costs and other consists of approximately $14.7 million related primarily to the disposal of an equity investment and related note receivable based on management’s determination that this investment no longer fit the strategic direction of the Company; approximately

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

(b)	On February 11, 2004, we issued a press release which announced our unaudited earnings for the three month period and year ended December 31, 2003, as well as the summarized balance sheet as of December 31, 2003. Subsequent to our earnings announcement, management identified certain necessary adjustments that decreased revenue, gross profit, income from operations, net income and basic and diluted earnings per share. These adjustments have been included in the amounts presented for 2003 in this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in this Item 8 of this Form 10-K. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include general economic conditions and conditions in the IT industry such as the demand for IT services, public sector government budgetary constraints, potential cost overruns on fixed-price projects, effective application of the percentage of completion method of accounting for fixed price contracts, risks related to merger, acquisition and strategic investment strategy, variability of operating results, government regulation of immigration, exposure to regulatory, political and economic conditions in India and Asia, competition in the IT services industry, the short-term nature and termination provisions of contracts, economic conditions unique to clients in specific industries and limited protection of intellectual property rights.

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

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenues ratably over the applicable period. For the years ended December 31, 2003, 2002 and 2001 approximately 42%, 42%, and 32%, respectively, of our total revenues were generated from fixed-price engagements.

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

      In April 2003, the Company announced that it would realign the organization. The realignment, which is now complete, aligns sales, subject matter expertise and delivery and provides a strong foundation for the future growth and profitability for the Company. As part of the realignment, the Company reduced headcount in the second quarter of 2003 by over 200 net positions in North America or approximately 8.5% of domestic headcount. The reduction in headcount was split with 80% of the eliminated positions (billable and delivery employees) coming from cost of revenue and the remaining 20% coming from selling, general and administrative. These actions generated total severance expense of $2.5 million and we anticipate this action will generate an estimated fully loaded annual cost savings of approximately $23 million.

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

      Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, as modified by Staff Accounting Bulletin No. 104, for our time-and-materials and fixed price outsourcing contracts. For those service contracts which are billed on a time and materials basis, we recognize revenues as the services are performed. In our time and materials contracts our effort, measured by our time incurred, represents the contractual milestones or output measure which is the contractual earnings pattern. For our fixed price IT outsourcing and maintenance contracts, we recognize revenue ratably over the applicable outsourcing or maintenance period as the services are performed continuously over the contract period.

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

      Covansys periodically enters into contracts that include multiple-element arrangements, which may include any combination of services, software, support/ maintenance, and the re-sale of hardware or software. Contracts entered into after June 30, 2003 containing multiple elements or deliverables are segmented into separate units of accounting where the separate elements represent separate earnings processes in accordance with EITF 00-21. Revenues are allocated among the elements based on the relative fair values of the elements and are recognized in accordance with our policies for the separate elements unless the undelivered elements are essential to the functionality of the delivered elements. In circumstances where an undelivered element is essential to the functionality of the delivered element, no revenue is recognized for the delivered element until the undelivered element is delivered.

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

      Computer Software. We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material in the periods indicated.

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

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income. The Company utilized domestic net operating loss carryforwards during 2003 and expects to utilize the remaining net operating loss carryforwards, to the extent not otherwise limited, during 2004. The effective tax rate was 16.6% for the full year 2003. The tax rate for the full year included a $3.2 million favorable tax adjustment related to the settlement of income tax audits for the years 1998 through 2001. The Company estimates that its effective tax rate in 2004 and beyond will be at, or below, 37%. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

	Years Ended December 31,

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Cost of revenues	75.4	74.4	71.8

Gross profit	24.6	25.6	28.2
Selling, general and administrative expenses	21.8	25.4	28.4
Restructuring, merger costs and other	0.0	0.0	5.8

Income (loss) from operations	2.8%	0.2%	(6.0)%

      Revenue and gross profit by segment is as follows:

	Years Ended December 31,

	2003	2002	2001

Revenues —
Commercial	$241,202	$223,272	$252,990
Less intersegment	(557)	—	—

	240,645	223,272	252,990
Public Sector	112,913	130,591	118,953
India/Asia	75,050	60,613	46,402
Less intersegment	(61,601)	(47,949)	(31,036)

	13,449	12,664	15,366
Europe	15,586	18,260	16,036
Less intersegment	(3,686)	(2,068)	—

	11,900	16,192	16,036
Other	(277)	334	1,389

	$378,630	$383,053	$404,734

Gross profit —
Commercial	$61,508	$42,861	$45,304
Public Sector	21,666	38,430	45,342
India/Asia	9,452	12,608	19,624
Europe	3,747	4,593	5,730
Other	(3,249)	(291)	(1,917)

	$93,124	$98,201	$114,083

2003 Compared to 2002

	2003			2002

	1st Half	2nd Half	Full Year	Full Year

Revenue	$192.8	$185.8	$378.6	$383.1
Gross profit	$44.8	$48.3	$93.1	$98.2
% of revenue	23.2%	26.0%	24.6%	25.6%
Selling, general and administrative expenses	$44.6	$37.9	$82.5	$97.5
% of revenue	23.1%	20.4%	21.8%	25.4%
Income from operations	$0.2	$10.4	$10.6	$0.7
% of revenue	0.1%	5.6%	2.8%	0.2%

      The organizational realignment initiated during the second quarter 2003 substantially modified the company’s reporting structure and requires the migration from the traditional single segment reporting presentation to a multi-segment presentation. This modified reporting format presents revenue of each segment on a full attribution basis, whereby the end customer invoice rate is presented, with inter-segment eliminations separately identified. This presentation reflects the importance and critical relationship whereby India/ Asia supports, primarily, the U.S. Commercial and Public Sector segments with services. The segment operating results at the gross profit and income from operations level utilizes the company’s transfer pricing methodology and thereby attributes a majority of the margin to the segments where the end customers are located. Thus the profitability of Commercial and Public Sector is enhanced while the profitability of India/Asia is directly reduced.

      Revenues. Revenue for fiscal 2003 was $378.6 million, down 1.2%, from $383.1 million generated in 2002. This decline is primarily attributable to lower average bill rates in India, due to competitive price pressure, a decline in Public Sector revenue in 2003 compared with 2002 and an increase in the revenue generated in India as a percent of total revenue. In 2003, the US/India revenue mix was 80.2/19.8% as compared with 84.2/15.8% in 2002. This split allocates revenue to India on a full attribution basis. Full attribution revenue is calculated using the end customer invoice rate on intersegment engagements, as opposed to using the transfer rate. The average bill rates in India are considerably lower than the average bill rates in the U.S., thus generating less revenue per hour billed. Despite a 9.8% increase in total hours worked in the U.S. and India in 2003 to approximately 6.7 million hours up from 6.1 million hours in 2002, the combination of a lower average bill rate in India and an increase in the revenue from India based work resulted in lower revenue for 2003.

      During the year the company realigned its operations into four operating segments and other (see Notes 14 and 17); Commercial, Public Sector, India/ Asia and Europe. Revenue in the Commercial segment was $240.6 million in 2003, a 7.7% increase over 2002 revenue of $223.3 million. This increase is the result of the combination of new logos and growth in several large relationships. Public Sector revenue declined to $112.9 million in 2003 from $130.6 million in 2002. Public Sector 2003 revenue included an incremental $8.9 million in revenue associated with the full year benefit of PDA which was acquired May 31, 2002. The decline in Public Sector revenue was the result of completion of numerous projects during the year combined with a slow down in requests for proposals (RFP) for potential new projects being issued by the states during the second half of 2002 and first half of 2003. The budgetary pressures at the state and local government level impacted the number of projects initiated by numerous state and local government entities during 2003. The company experienced an increase in the level of RFP’s during the second half of 2003.

      India/ Asia recorded an increase in revenues on a full attribution basis of 23.8% to $75.1 million for 2003 compared to $60.6 million in 2002. This represents an increase in the overall revenue derived from India based resources to 19.8% of total revenue in 2003 up from 15.8% in 2002.

      Revenue for Europe declined to $15.6 million in 2003 from $18.3 million in 2002 primarily as a result of an economic slowdown in Europe.

      Gross Profit. Total company gross profit was $93.1 million, or 24.6% of revenue, in 2003 compared with $98.2 million, or 25.6% of revenues, in 2002. Gross profit in 2003 was negatively impacted by $1.8 million in severance and $6.2 million of negative gross margin across four challenged projects in Public Sector, partially offset by a healthcare refund pertaining to prior periods of $.4 million.

      During the year the company realigned domestic operations by removing redundant layers and overlapping responsibilities while more effectively aligning resources within our Commercial and Public Sector operating segments. During the year, we substantially modified our delivery model through the elimination of approximately 400 net positions in the U.S. while increasing our billable headcount in India by over 750 positions. The organizational realignment was initiated during the second quarter when the company eliminated over 200 net positions in North America. The additional reduction in headcount during the third and fourth quarters was driven by continued execution of the realignment combined with the addition of more India-centric business. We established utilization targets of 85% for the U.S. and a range of 77% to 79% for India. Utilization for 2003 was approximately 83% in the U.S. and slightly over 76% in India for 2003. This compares favorably with 79% in the U.S. and 73% in India for 2002.

      The success of the actions initiated during the second quarter are evident in the gross margin improvement from 23.2% in the first half of 2003 to 26.0% for the second half of 2003. The margin improvement is more pronounced when adjusted for the challenged projects in Public Sector.

      Gross profit for 2003 was negatively impacted by $6.2 million on four fixed-price projects in the Public Sector. These projects are being closely monitored and reassessed on a periodic basis. The company has adopted several new processes beginning in the fourth quarter 2003 to minimize the potential for future large adjustments on fixed-price projects including: the appointment of a fixed-price specialist, the adoption of a more refined set of internal standard practices and the centralization of Public Sector delivery under a seasoned executive. Much of the success of these initiatives, however, is predicated on actions required to be performed by the Company’s customers. If a customer does not perform as anticipated, additional adjustments to the financial statements may be required and such adjustments could be material. The accumulated net investment in these projects, represented by accounts receivable and revenue earned in excess of billings, was $14.0 million at December 31, 2003. Such amounts will continue to increase, consistent with the contractual payment terms, at least through the first and second quarters of 2004.

      The gross profit for the Commercial sector was $61.5 million, or 25.6% of revenue, and was 43.4% higher than the $42.9 million, or 19.1% of revenue, recorded for 2002. This improvement was driven by an increase in work performed in India, a reduction in the transfer rate charged by India and higher utilization in the U.S. The Commercial segment also experienced improvement as several new accounts ramped up through the year generating sequentially better margins. Additionally, a targeted group of accounts was eliminated based on inadequate gross margin.

      Gross profit in the Public Sector was $21.7 million, or 19.2% of revenue, in 2003 compared with 29.4% of revenue in 2002. This deterioration in gross margin was the result of lower revenue, negative gross margin on four challenged projects and competitive pressure on pricing. Actions have been taken to reduce the cost structure of the Public Sector to appropriately align costs with current revenue levels and the current pricing environment. A comprehensive set of actions has been implemented to address the issues related to the aforementioned challenged projects within Public Sector.

      India/Asia gross margin of $9.4 million for 2003 declined from the 2002 level of $12.6 million primarily due to competitive price pressures in India and a reduction in the transfer rate charged by India to the U.S. and Europe.

      Gross profit in Europe declined to $3.7 million in 2003 from $4.6 million in 2002 as a result of a lower revenue level in 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $82.5 million or 21.8% of revenue in 2003 inclusive of $2.4 million of severance and lease termination costs, a decrease from $97.5 million or 25.4% of revenue for 2002 which included $1.4 million of severance. Selling, general and administrative expense as a percent of revenue declined from approximately 23.1% during the first half of 2003 to approximately 20.4% for the second half of 2003. This 15.4% reduction in selling, general and administrative from 2002 to 2003 was primarily the result of the organizational realignment initiated during the second quarter of 2003. Through the elimination of overlapping layers in the organization as part of our organizational realignment we were able to cut costs and better align our support structure with our Commercial, Public Sector and India focus. The largest component of selling, general and administrative expense is labor costs. We reduced the total number of selling, general and administrative employees from 479, representing 10% of our total workforce, at the end of 2002 to 356, representing 7% of our total workforce, at the end of 2003.

      Income from Operations. Income from operations was $10.6 million or 2.8% of revenue for 2003 up substantially from $0.7 million or 0.2% of revenue for 2002. The year over year improvement was driven by the organizational realignment initiated during the second quarter. The substantial improvement in selling, general and administrative expenses offset the year over year decline in gross margin. The actions taken during the second quarter are highlighted by an increase in income from operations as a percentage of revenue from 0.1% for the first half of 2003 to 5.6% for the second half of 2003. The actions included:

•	Realignment and elimination of organizational layers and redundancies.

•	Reduction of the domestic labor costs in both cost of revenue and selling, general and administrative categories.

•	Increased level of work being performed by India based employees.

•	Elimination of low margin customers.

•	Strengthening of processes and personnel associated with fixed price projects.

      Income from operations for the Commercial segment was $38.4 million in 2003 compared with $6.1 million for 2002. The substantial improvement was split between a $18.6 million improvement in gross profit and a reduction in selling, general and administrative expenses within the Commercial segment of approximately $13.6 million. The organizational realignment eliminated a significant number of layers and redundancies that existed in the previous organizational model.

      Income from operations for the Public Sector was $4.4 million in 2003 down from $19.2 million in 2002. The gross profit deterioration of $16.8 million was partially offset by lower selling, general and administrative spending. The overall cost structure has been further realigned to support the current revenue level.

      Income from operations for India/Asia declined to $4.9 million in 2003 from $7.6 million in 2002. The profitability of this segment was directly affected by the transfer pricing methodology utilized for work performed by India on behalf of North American and European clients. A majority of the profitability is allocated to the country where the client is located. This allocation is based on the level of sales, marketing, project management, contracting and credit risk borne by the entity with the primary customer contract.

      Income (loss) from operations for Europe improved to $.7 million in 2003 from a loss in 2002 of ($.7) million. The improvement was the result of a substantial reduction in selling, general and administrative expenses in 2003 compared to 2002.

      Other Income, Net. Other income, net represents interest earned on cash and short term investments net of a recognized loss of approximately $0.7 million on the sale of an investment carried at cost in 2003. Other income, net for fiscal 2003, was $1.8 million compared to $4.1 million in fiscal 2002. The decrease is primarily related to the lower interest rates earned on cash and short term investments and the aforementioned loss on the sale of an investment.

      Provision for Income Taxes. The provision for income taxes for fiscal 2003 was $2.1 million compared with $0.9 million for fiscal 2002. The effective tax rate was 16.6% for 2003 compared with 18.5% for 2002. The effective rate for 2002 incorporates the benefit of a lower blended tax rate in India relative to the U.S. rate. The tax provision and tax rate for 2003 included a $3.2 million favorable tax adjustment related to the settlement of income tax audits for the years 1998 through 2001. The overall effective rate was negatively impacted by permanent items such as subpart F income and travel and entertainment expense. Federal and state cash taxes will be limited as the company utilizes domestic net operating loss carryforwards.

2002 Compared to 2001

      The organizational realignment initiated during the second quarter of 2003 substantially modified the company’s reporting structure. This realignment followed several modest realignments implemented in 2002 and 2001. The extensive nature of the realignment in 2003 requires the application of numerous assumptions relative to the appropriate activities attributed to various segments for 2002 and 2001. The segment comparisons of 2002 and 2001 are based on the realignment of our internal hierarchy in our ERP system and the allocation of certain expenses to the newly identified multi-segment organization. Activities and cost centers which have been closed as a result of the realignment have been attributed to Other as they have limited relevance in 2002 and 2001.

      Revenues. Our revenues decreased 5.4% to $383.1 million for fiscal 2002 compared to $404.7 million in fiscal 2001. This decrease was largely attributable to slower demand caused by current economic conditions, longer sales cycles, and lower bill rates offset by revenue from PDA Software Services, Inc. (PDA) representing 3.4% of revenue for the year ended December 31, 2002. PDA was acquired on May 31, 2002.

      Revenue in the Commercial segment declined to $223.3 million in 2002 from $253.0 million in 2001. This decline was the result of slower economic conditions combined with lower bill rates in both the U.S. and India in 2002 relative to 2001.

      Public Sector recorded revenue in 2002 of $130.6 million compared with $119.0 million in 2001. Revenue excluding the impact of the PDA acquisition was flat between 2002 and 2001 and was impacted by a slow down in new project opportunities related to budgetary pressures in numerous state and local governments.

      India/Asia revenue, net of intersegment eliminations, declined to $12.7 million in 2002 from $15.4 million in 2001. This decline was primarily the result of a reduction in bill rates in India due to competitive pressures.

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

      Commercial segment gross profit was $42.9 million or 19.2% of revenues in 2002 compared with $45.3 million or 17.9% of revenues for 2001. The decline in revenue in the Commercial segment was the primary driver of lower gross profit. The 1.3% point improvement in gross profit as a percentage or revenue was supported by a reduction in the transfer price charged by India.

      Public Sector gross profit was $38.4 million in 2002 or 29.4% of revenue compared with $45.3 million or 38.1% of revenue in 2001. This substantial decline in gross profit was the result of increased pricing pressure on large state contracts where Covansys was the prime vendor for staffing services, as well as price pressure on new project work due to increased competitive pressures.

      India/Asia gross profit was $12.6 million in 2002 compared with $19.6 million in 2001. The primary driver of this decline in gross profit was a reduction in bill rates in India due to competitive pressures and a modification in the transfer rate charged by India to the U.S. and Europe. The reduction in the transfer rate was driven by market conditions for offshore sourced services and the refinement of the cost plus transfer pricing methodology adopted by the company.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resource and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased 15.2% to $97.5 million in fiscal 2002 compared to $115.0 million in fiscal 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 28.4% in fiscal 2001 to 25.4% in fiscal 2002. These decreases are primarily due to close management of spending through targeted actions in fiscal 2002, as well as the impact of eliminating approximately $.6 million of goodwill amortization resulting from the adoption of SFAS 142. Selling, general and administrative expenses for the year ended December 31, 2002 includes an approximate $1.2 million charge for an operating lease which management determined was no longer needed; $.6 million in severance associated with the elimination of certain senior level positions; and $.8 million for other legal costs including non-recurring expenses incurred by a special committee of independent directors of our Board of Directors in connection with the possible acquisition of all of our outstanding Common Stock by an existing shareholder at a price exceeding the current market price. These discussions were terminated.

      Income (loss) from Operations. Income from operations was $0.7 million for 2002 compared with a loss from operations of ($24.6) million for 2001. The 2001 loss from operations included a charge for restructuring, merger costs and other of $23.7 million (See Note 17). The loss from operations for 2001 excluding the restructuring, merger costs and other charge was ($0.9) million. The improvement between 2002 and 2001 income (loss) from operations excluding restructuring, merger costs and other is supported by the substantial reduction in selling, general and administrative expenses offset by a year-over-year decline in gross profit.

      Income from operations for the Commercial segment was $6.1 million in 2002 compared with a loss of ($9.0) million in 2001. This substantial improvement was the result of targeted actions taken during 2002 to reduce selling, general and administrative expenses, including the elimination of executive positions, the elimination of redundant or overlapping positions, the reduction in the overall size of the sales organization and a reduction in variable compensation.

      Income from operations for Public Sector declined to $19.2 million for 2002 from $33.1 million for 2001 as a result of lower gross margin and an increase in selling, general and administrative expenses attributed to Public Sector through the reorganization. The acquisition of PDA during 2002 also contributed to the increase in selling, general and administrative expenses compared to 2001.

      Income from operations for India/Asia was $7.6 million in 2002 compared with $14.7 million in 2001. The decline is the result of the overall decline in gross margin between years.

      Other Income, Net. Other income, net represents interest earned on cash equivalents, net of interest expense on borrowings. Other income, net for fiscal 2002 was $4.1 million compared to $5.5 million in fiscal 2001. The decrease is primarily due to lower interest rates earned on the investment of funds and reduced cash balances during the year.

      Provision for Income Taxes. The provision for income taxes for fiscal 2002 was $.9 million compared to a benefit for income taxes for fiscal 2001 of $8.5 million. During fiscal 2002, we incurred taxable income in India which was partially offset by tax losses in the United States. The tax losses in the United States are in excess of tax carrybacks. We benefit from tax losses in the United States as we expect to realize tax assets through future U.S. taxable income. The effective rate for 2002 is the result of a lower tax rate in India versus the United States.

Restructuring, Merger and Other Related Charges

      In April 2003, the Company announced it would realign the organization. The realignment, which is now complete, aligned sales, subject matter expertise and delivery and provided a strong foundation for the future growth and profitability for the Company. As part of the realignment, the Company reduced headcount in the second quarter of 2003 by over 200 net positions in North America or approximately 8.5% of domestic headcount. The reduction in headcount was split with over 80% of the eliminated positions (billable and delivery employees) coming from costs of revenue with the remaining coming from selling, general and administrative.

      In fiscal 2003, the Company recorded costs of $4,208 related to various headcount reductions, including as discussed above, and termination of lease obligations associated with the consolidation of facilities. Amounts related to lease terminations will be paid out through 2006. Amounts related to severance will be paid through 2004.

      In fiscal 2002, the Company recorded restructuring and other costs of $1,324 related to the termination of 30 employees, including employees from executive management and certain business units.

      In fiscal 2001, the Company recorded restructuring and other costs of $23,665, consisting of the following:

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	$14,700
Severance costs	5,300
Termination of lease obligations associated with consolidation of facilities	900
Discontinued acquisition discussions	1,700
Other	1,065

Related Party Transactions

      Synova is an IT professional services organization owned by a co-chairman of our Board of Directors. For the years ended December 31, 2003 and 2002, we provided services to Synova totaling approximately $3.2 million and $4.6 million, respectively. In addition, Synova provided services to Covansys, for the year ended December 31, 2003 and 2002, totaling approximately $1.6 million and $4.1 million, respectively. The net balance due Covansys from Synova at December 31, 2003 and 2002 was $.5 million and $.2 million, respectively. In addition, under the terms of a note payable originated in 2000, Synova owes Covansys $8 million. The note is due in September 2005, and interest at a variable rate (4.67% in the fourth quarter 2003) is paid quarterly in accordance with its terms.

      We paid approximately $.8 million, $1.1 million and $.9 million to Clayton, Dubilier and Rice, Inc. (CD&R), a shareholder, for financial, management advisory, and executive management services for the years ended December 31, 2003, 2002 and 2001, respectively.

      In 2002, we entered into a ten year agreement to provide IT outsourcing services to SIRVA, Inc., a company related through common ownership by CDR. During the years ended December 31, 2003 and 2002, services provided by Covansys to SIRVA, Inc. totaled approximately $8.4 million and $2.8 million, respectively. In addition, SIRVA provided services to Covansys, for the years ended December 31, 2003 and 2002, totaling $.1 million and $.2 million, respectively.

      For the years ended December 31, 2002 and 2001, we provided IT services totaling $.2 million and $1 million, respectively to Acterna Corporation, a company related through common ownership by CDR.

      We paid approximately $.2 million and $1.1 million during the years ended December 31, 2002, and 2001, respectively, for merger and acquisition consulting services provided by the Chesapeake Group, Inc., a company owned by a director.

      Praja, Inc. (Praja) is an information technology professional services organization owned in part by a co-chairman of our Board of Directors. During the year ended December 31, 2003, we did not provide any services to Praja. In addition, Praja did not provide any services or software to Covansys for the year ended December 31, 2003. During the year ended December 31, 2002, we provided services to Praja totaling $.1 million. Praja provided services and software to Covansys totaling $.2 million for the year ended December 31, 2002.

      The Company has a note receivable in the amount of $558 from a director. This note bears interest at 8.25% and is due in December 2006.

      The Company has a note receivable in the amount of $439 from an executive officer. This note bears interest at 2.5%.

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

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, which are referred to as variable-interest entities (“VIEs”). The Company adopted FIN 46 during 2003. The adoption of FIN 46 had no effect on our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on our results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The statement requires that those instruments be classified as liabilities in statements of financial position. This statement became effective for interim periods beginning after June 15, 2003. Due to the conversion features of the Company’s convertible redeemable preferred stock, the adoption of this statement had no effect on our financial position or results of operations.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations or financial position.

Liquidity and Capital Resources

      As of December 31, 2003, we had cash and short-term investments totaling $127.5 million. We generally fund our operations and working capital needs through internally generated funds. Cash provided by operating activities was $35.5 million, $16.0 million, and $18.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The significant increase in cash flow was generated from earnings and depreciation and amortization in excess of capital investment.

      The principal use of cash for investing activities during the three years ended December 31, 2003 was for the purchase of property and equipment, primarily as part of the development and enhancement of our offshore software development centers and the purchase of short-term investments.

      To facilitate future cash flow needs, we have an arrangement with a commercial bank, where we may borrow an amount not to exceed $20.0 million with interest at the bank’s prime interest rate minus 0.5%, or the Eurodollar rate plus 1.20%. $15.0 million of the $20.0 million is available for standby letters of credit. As of December 31, 2003, we had $6.2 million of standby letters of credit outstanding as collateral for five performance bonds. Borrowings under this facility are short-term, payable on demand and are collateralized by all assets. During the three year period ended December 31, 2003, we have not had any significant average balances outstanding under this arrangement.

      Net cash used in financing activities was $.6 million, $5.9 million and $12.8 million in 2003, 2002, and 2001, respectively. A significant use of cash in financing activities was for the repurchase of our Common Stock. During 2003, 2002 and 2001, we repurchased 557,200, 1,124,376 and 1,482,700 shares, respectively, of our Common Stock, for $1.5 million, $6.6 million and $14.5 million, respectively.

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in 2003, 2002 and 2001 did not have a material impact on income (loss) from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency.

      Inflation did not have a material impact on our revenues or income (loss) from operations in fiscal years 2003, 2002 and 2001.

      Covansys has no off-balance sheet transactions.

      The following table presents a summary of payments due for our contractual obligations for operating leases as of December 31, 2003:

Period After December 31, 2003

		Within
	Total	1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(In thousands)
Operating leases	$44,504	$6,955	$10,570	$6,823	$20,156

Factors That May Affect Future Results

Improperly Estimate and Execute Fixed-Price Projects

      We realized approximately 42% of our revenues from fixed-price projects during both the year ended December 31, 2003 and 2002, respectively. These projects expose us to risk if we fail to:

•	Adequately estimate the resources required to complete a project;

•	Effectively develop and maintain detailed project plans;

•	Properly determine the scope of an engagement; or

•	Complete our contractual obligation in a manner consistent with the detailed project plan.

      We cannot be certain that any of our existing or future fixed-price projects will be profitable. These projects generally contain payment terms that are tied to the successful achievement of delivered milestones. These milestones frequently require a substantial level of work and thus expose the Company to large unbilled balances. The ultimate payment of these balances is dependent on the acceptance of the deliverables contractually agreed to relative to each milestone. These unbilled balances are frequently very large and create collection risk if project milestones are not accepted by the customer.

Public Sector Budget Constraints

      Contracts with state and local government clients generated approximately 30% and 34% of our revenue during the years ended December 31, 2003, and 2002 respectively. Our public sector clients are experiencing significant budget constraints which could result in contract termination and a decrease is the amount of business generated in the future by these customers.

Variability of Operating Results

      Our revenues and operating results can vary from quarter to quarter depending on a number of factors, including:

•	The timing and number of client projects commenced and completed during a quarter;

•	Changes in the rates we charge clients for services;

•	Employee hiring, attrition, utilization and billing rates; and

•	Progress on fixed-price projects during a quarter.

      Because a high percentage of our expenses are fixed, such as personnel and facilities costs, a variation in revenues may cause a significant variation in our quarterly operating results and could result in losses.

Exposure to Regulatory, Political and General Economic Conditions in India and Asia

      Revenues generated by our India and Asia operations from both direct services provided to clients in India and Asia as well as services provided to customers in the United States and Europe accounted for 19.8% of our 2003 revenues. In addition, over 50% of our workforce is located in India and Asia. We benefit directly from certain incentives provided by the Indian government to encourage foreign investment, including tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. If the Indian government changes any of these incentives, it could negatively impact the profitability of our Indian operations.

      Changes in interest rates, inflation rates, tax rates and policies, or other social, political, economic or diplomatic developments affecting India in the future could have an adverse effect on our business.

      Our operations in Europe and India are subject to currency exchange rate fluctuations, foreign exchange restrictions and related issues that may adversely impact our operating results. In addition, if we fail to manage our geographically dispersed operations we may not meet our financial objectives.

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

      We have previously made investments in start-up companies that have the potential to be successful and to complement our current business. Investing in these companies is a highly risky strategy. These companies frequently have a limited operating history; unproven business plans and is exposed to high start-up costs.

Our Contracts are Short-Term and Contain Termination Provisions

      Many of our contracts have terms of less than one year. A client may choose not to renew its contract when it terminates. Under some of our contracts, clients may unilaterally reduce the use of our services with little or no notice and without penalty. Many of our contracts have termination provisions and contracts with our public sector state and local clients typically allow for termination for convenience which is required by law. If we are unable to retain our existing clients, our business could be adversely affected. An unanticipated termination of a major project could result in a loss of revenues and could require us to pay a number of unassigned IT professionals until new engagements can be obtained.

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

Foreign Exchange Risk

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in 2003, 2002 and 2001 did not have a material impact on income (loss) from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. The company does not speculate in foreign currency.

      Revenues generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States, accounted for 19.8% of our total 2003 revenues. In addition, services provided by our other international operations, primarily in Europe, accounted for 4.1% of our total revenues.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $127.5 million as of December 31, 2003. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Derivative Risk

      From time to time, the Company hedges certain of its forecasted foreign currency exposure using forward contracts with durations no greater than 3 months. The notional amount and fair value of such contracts was immaterial at December 31, 2003.

Item 8.     Financial Statement and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Covansys Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Covansys Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Covansys Corporation for the year ended December 31, 2001, prior to the revisions described in Note 4 and Note 14, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 31, 2002.

      As described in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

      As discussed above, the consolidated financial statements of Covansys Corporation for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 4 and Note 14, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002 and to revise the disclosures required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” resulting from a change in the composition of the Company’s reportable segments. We audited, for 2001, the transitional disclosures described in Note 4 and the adjustments to revise the disclosures described in Note 14. In our opinion, the transitional disclosures in Note 4 are appropriate and the adjustments described in Note 14 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 29, 2004

      The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As described in Note 4 and Note 14, the consolidated financial statements for the year ended December 31, 2001 have been modified to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002 and to revise the disclosures required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” resulting from a change in the composition of the Company’s reportable segments. The Arthur Andersen LLP report does not extend to these changes to the consolidated financial statements for the year ended December 31, 2001. The modifications to the consolidated financial statements for the year ended December 31, 2001 were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein. Note that the report previously issued by Arthur Andersen LLP includes certain fiscal years that are not required to be presented in the accompanying consolidated financial statements as of and for the year ended December 31, 2003.

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

ARTHUR ANDERSEN LLP

Detroit, Michigan

January 31, 2002

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$89,671	$87,742
Short term investments	37,804	13,263

Cash and short term investments	127,475	101,005
Accounts receivable, net	69,755	69,290
Revenue earned in excess of billings	32,127	42,500
Deferred taxes	9,396	4,235
Prepaid expenses and other	5,363	6,107

Total current assets	244,116	223,137
Property and equipment, net	32,748	36,422
Computer software, net	5,430	6,958
Goodwill	18,441	17,053
Deferred taxes	3,648	9,432
Other assets	11,888	12,272

Total assets	$316,271	$305,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,290	$10,754
Accrued payroll and related costs	21,462	23,063
Other accrued liabilities	21,927	24,310
Deferred revenue	1,239	627

Total current liabilities	55,918	58,754
Other liabilities	889	128
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2003 and 2002	168,655	164,222
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 26,792,547 and 27,221,049 shares issued and outstanding as of December 31, 2003 and 2002, respectively	—	—
Additional paid-in capital	93,165	98,631
Retained earnings (deficit)	1,975	(8,345)
Stock subscriptions receivable	(1,790)	(2,218)
Accumulated other comprehensive loss	(2,541)	(5,898)

Total shareholders’ equity	90,809	82,170

Total liabilities and shareholders’ equity	$316,271	$305,274

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues	$378,630	$383,053	$404,734
Cost of revenues	285,506	284,853	290,651

Gross profit	93,124	98,200	114,083
Selling, general and administrative expenses	82,530	97,545	115,011
Restructuring, merger costs and other	—	—	23,665

Income (loss) from operations	10,594	655	(24,593)
Other (income), net	(1,781)	(4,110)	(5,531)

Income (loss) before provision (benefit) for income taxes	12,375	4,765	(19,062)
Provision (benefit) for income taxes	2,055	880	(8,544)

Net income (loss)	10,320	3,885	(10,518)
Convertible redeemable preferred stock dividends	(4,433)	(4,298)	(4,265)

Net income (loss) available for common shareholders	$5,887	$(413)	$(14,783)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.22	$(0.01)	$(0.51)

Diluted earnings (loss) per share	$0.22	$(0.01)	$(0.51)

Basic weighted average shares outstanding	26,975	27,734	28,704
Dilutive effect of options	229	—	—
Convertible redeemable preferred stock	(A )	(A )	(A )

Diluted weighted average shares outstanding	27,204	27,734	28,704

(A)	Anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock	Additional	Retained	Stock	Other	Total
	Shares	Paid-In	Earnings	Subscriptions	Comprehensive	Shareholders’
	Outstanding	Capital	(Deficit)	Receivable	Loss	Equity

	(Dollars in thousands)
Balance — January 1, 2001	29,577,428	$122,139	$2,553	$(3,176)	$(4,410)	$117,106
Net loss	—	—	(10,518)	—	—	(10,518)
Currency translation adjustment	—	—	—	—	(2,139)	(2,139)
Stock options exercised	28,878	159	—	—	—	159
Repayment of stock subscriptions receivable	—	—	—	814	—	814
Issuances of common stock and Other	131,244	1,118	—	—	—	1,118
Convertible redeemable preferred stock dividend	—	—	(4,265)	—	—	(4,265)
Repurchases of common Stock	(1,482,700)	(14,470)	—	—	—	(14,470)

Balance — December 31, 2001	28,254,850	108,946	(12,230)	(2,362)	(6,549)	87,805
Net income	—	—	3,885	—	—	3,885
Currency translation adjustment					460	460
Unrealized gains on short term investments	—	—	—	—	191	191
Stock options exercised	2,518	40	—	(13)	—	27
Repayment of stock subscriptions receivable	—	—	—	157	—	157
Issuances of common stock and Other	88,057	526	—	—	—	526
Convertible redeemable preferred stock dividend	—	(4,298)	—	—	—	(4,298)
Repurchases of common Stock	(1,124,376)	(6,583)	—	—	—	(6,583)

Balance — December 31, 2002	27,221,049	98,631	(8,345)	(2,218)	(5,898)	82,170
Net income	—	—	10,320	—	—	10,320
Currency translation adjustment					3,548	3,548
Reclassification of unrealized gains on short term investments	—	—	—	—	(191)	(191)
Stock options exercised	30,021	83	—	—	—	83
Repayment of stock subscriptions receivable	—	—	—	428	—	428
Issuances of common stock and other	98,677	369	—	—	—	369
Convertible redeemable preferred stock dividend	—	(4,433)	—	—	—	(4,433)
Repurchases of common stock	(557,200)	(1,485)	—	—	—	(1,485)

Balance — December 31, 2003	26,792,547	$93,165	$1,975	$(1,790)	$(2,541)	$90,809

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows provided by (used in) operating activities —
Net income (loss)	$10,320	$3,885	$(10,518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,097	14,890	11,516
Provision for doubtful accounts	875	815	1,626
Write-down of equity investment and receivable from affiliate	—	—	19,384
Benefit for deferred income taxes	1,841	(1,163)	(526)
Gain from sale of short term investments	(1,008)	—	—
Loss on sale of investment	680	—	—
Change in assets and liabilities:
Accounts receivable and revenue earned in excess in billings	9,033	(8,643)	2,778
Prepaid expenses and other assets	995	267	(644)
Accounts payable, accrued payroll and related costs and other	(3,912)	5,837	(4,015)
Deferred revenue	612	133	(1,257)

Net cash provided by operating activities	35,533	16,021	18,344
Cash flows provided by (used in) investing activities —
Investment in property, equipment and other	(9,292)	(16,058)	(8,174)
Payment of loan guarantee for affiliate	—	—	(13,608)
Investment in computer software	(909)	(1,021)	(124)
Proceeds from sale of available for sale securities	170,149	—	—
Purchases of available for sale securities	(192,948)	(13,072)	—
Business acquisitions and investments, net of cash acquired	—	(16,011)	—

Net cash used in investing activities	(33,000)	(46,162)	(21,906)
Cash flows provided by (used in) financing activities —
Net proceeds from issuances of common stock and other	370	526	969
Net proceeds from exercise of stock options	511	185	695
Repurchases of common stock	(1,485)	(6,583)	(14,470)

Net cash used in financing activities	(604)	(5,872)	(12,806)

Increase (decrease) in cash and cash equivalents	1,929	(36,013)	(16,368)
Cash and cash equivalents at beginning of period	87,742	123,755	140,123

Cash and cash equivalents at end of period	$89,671	$87,742	$123,755

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$3,775	$(10,339)	$662

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

Comprehensive Income (Loss)

      Total comprehensive income (loss) is summarized as follows:

	Year Ended December 31,

	2003	2002	2001

Net income (loss)	$10,320	$3,885	$(10,518)
Currency translation adjustment	3,548	460	(2,139)
Unrealized gains on short term investments	—	191	—
Reclassification of unrealized gains on short term investments	(191)	—	—

Total comprehensive income (loss)	$13,677	$4,536	$(12,657)

Cash and Cash Equivalents

      Cash and cash equivalents include investments which have original maturities less than 90 days at the time of their purchase.

Short Term Investments

      Short term investments consist principally of mutual funds. The Company classifies such securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of other comprehensive income within shareholders’ equity.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unrealized gains on these investments included in accumulated other comprehensive income at December 31, 2002, are as follows:

Fair value	$13,263
Cost	13,072
Gross unrealized gains	191

Financial Instruments

      The fair values and carrying amounts of the Company’s financial instruments, primarily short term investments, are approximately equivalent due to the short term nature of the instruments.

Investments

      The Company accounts for certain investments in equity instruments on the cost method. The Company continually evaluates whether events and circumstances have occurred that indicate a decline in the market value of the investments is judged to be other than temporary. When factors indicate that the decline in market value is other than temporary, the cost basis is written down to fair market value.

      The following table summarizes of the Company’s investments which are carried at cost or under the equity method of accounting as of December 31, 2003 and 2002 (original values are indicated parenthetically after each name):

	December 31,

	2003	2002

Cost Method:
Webtone* ($1,000)	$—	$1,000
JP Systems* ($1,000)	1,000	1,000
Investcare* ($420)	857	707

	1,857	2,707
Equity Method:
Note Receivable — Bridge Strategy	—	321

	$1,857	$3,028

* Covansys’ ownership percentage is less than 5% in this privately held entity.

      The investment in Webtone was sold in August 2003, (see Note 18). In the second quarter of fiscal 2003, we made an additional $150 investment in Investcare increasing the balance to $857. In addition, the note receivable from Bridge was paid in full in 2003.

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Goodwill amortization was $561 for the year ended December 31, 2001. Accumulated amortization at December 31, 2003 and 2002 was $3,235 and $3,801, respectively.

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

Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 101, as modified by Staff Accounting Bulletin No. 104, for our time-and-materials and fixed price outsourcing contracts. For those service contracts which are billed on a time and materials basis, we recognize revenues as the services are performed. In our time and materials contracts our effort, measured by our time incurred, represents the contractual milestones or output measure which is the contractual earnings pattern. For our fixed price IT outsourcing and maintenance contracts, we recognize revenue ratably over the applicable outsourcing or maintenance period as the services are performed continuously over the contract period.

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

      Covansys periodically enters into contracts that include multiple-element arrangements, which may include any combination of services, software, support/ maintenance, and the re-sale of hardware or software. Contracts entered into after June 30, 2003 containing multiple elements or deliverables are segmented into separate units of accounting where the separate elements represent separate earnings processes in accordance

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with EITF 00-21. Revenues are allocated among the elements based on the relative fair values of the elements and are recognized in accordance with our policies for the separate elements unless the undelivered elements are essential to the functionality of the delivered elements. In circumstances where an undelivered element is essential to the functionality of the delivered element, no revenue is recognized for the delivered element until the undelivered element is delivered.

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

Computer Software

      We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of the accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material in the periods indicated.

      Amounts capitalized were $909, $1,016 and $124 for the years ended December 31, 2003, 2002 and 2001, respectively.

      During the year ended December 31, 2002, in connection with the acquisition of PDA Software Services, Inc. (see Note 3), the Company acquired computer software totaling $5,694.

      The amortization of software development costs was $2,437, $1,737 and $1,026 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Accumulated amortization on computer software amounted to $7,289 and $4,852 as of December 31, 2003 and 2002, respectively.

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

Other Income, Net

      Other income, net, represents interest earned and realized gains and losses on cash and short-term investments, loss from sale of investment carried at cost and foreign currency transaction and translation gains/losses.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share

      For the years ended December 31, 2003 and 2002, the effect of convertible redeemable preferred stock has not been used in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive. The calculation of diluted loss per share for the year ended December 31, 2002 excludes 8,695,652 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to CD&R and 5,211,229 of average stock options outstanding. The calculation of diluted earnings per share for the year ended December 31, 2003 excludes 8,695,652 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to CD&R and 2,844,570 of average stock options outstanding.

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

      Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: (1) revenue recognition under the percentage-of-completion method, (2) impairment assessments of goodwill and other long-lived assets, (3) realization of deferred tax assets and assessment of tax reserves recorded, (4) allowance for doubtful accounts and (5) litigation-related contingencies. These estimates are discussed further throughout the accompanying notes to the consolidated financial statements. The company has formal variable compensation plans for sales, delivery and management employees. These plans are structured to pay out quarterly, semi-annually or annually depending on the plan. Amounts are accrued on a monthly basis relative to actual performance compared to performance targets.

Stock Options

      The Company has elected to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As supplemental information, the Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”)”. Accordingly, no additional compensation expense has been recognized for the Plan within the accompanying consolidated statements of operations. Had compensation expense for the Plan been determined based on the fair value at the grant date consistent with the provisions of

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123, the Company’s pro forma net income (loss) and pro forma earnings (loss) per common share would have been reduced to the amounts indicated below:

	2003	2002	2001

Net income (loss) available for common shareholders:
As reported	$5,887	$(413)	$(14,783)
Stock-based employee compensation cost included in the determination of net income (loss) available for common shareholders	—	—	—
Stock-based employee compensation cost had the fair value method been used	4,422	11,493	14,479

SFAS No. 123 pro forma	$1,465	$(11,906)	$(29,262)

Basic earnings (loss) per share:
As reported	$0.22	$(0.01)	$(0.51)

SFAS No. 123 pro forma	$0.05	$(0.43)	$(1.02)

Diluted earnings (loss) per share:
As reported	$0.22	$(0.01)	$(0.51)

SFAS No. 123 pro forma	$0.05	$(0.43)	$(1.02)

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

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, which are referred to as variable-interest entities (“VIEs”). The Company adopted FIN 46 during 2003. The adoption of FIN 46 had no effect on our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on our results of operations or financial position.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The statement requires that those instruments be classified as liabilities in statements of financial position. This statement became effective for interim periods beginning after June 15, 2003. Due to the conversion features of the Company’s convertible redeemable preferred stock, the adoption of this statement had no effect on our financial position or results of operations.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations or financial position.

2.	Common Stock Repurchase Program

      The Company’s board of directors has authorized the repurchase of up to 14,000,000 shares of the company’s common stock. During the years ended December 31, 2003, 2002 and 2001, the Company repurchased 557,200 shares, 1,124,376 shares and 1,482,700 shares for cash, at a total cost of $1,485, $6,583 and $14,470, respectively. Through December 31, 2003, the Company has repurchased 11,181,876 shares of its common stock for cash, at a total cost of $139,572. As of December 31, 2003, 2,818,124 shares remain available for repurchase under the board of directors authorization.

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

Accounts receivable, net	$3,816
Prepaids and other current assets	281
Property and equipment, net	956
Computer software	5,694
Other assets	35
Goodwill	6,362
Accounts payable	223
Accrued payroll and other	1,007

4.	Goodwill

      Effective January 1, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the reconciliation of reported net income (loss) available for common shareholders to adjusted net income (loss) available for common shareholders for the years ended December 31, 2003, 2002 and 2001, had SFAS 142 been applied.

	2003	2002	2001

Net income (loss) available for common shareholders	$5,887	$(413)	$(14,783)
Goodwill amortization, net of tax	—	—	561

Net income (loss) available for common shareholders	$5,887	$(413)	$(14,222)

Basic income (loss) per common share:
Weighted average shares outstanding	26,975	27,734	28,704
Income (loss) available for common shareholders	$0.22	$(0.01)	$(0.51)
Goodwill amortization, net of tax	—	—	0.02

Basic income (loss) available for common shareholders	$0.22	$(0.01)	$(0.49)

Diluted income (loss) per common share:
Weighted average shares outstanding	27,204	27,734	28,704
Income (loss) available for common shareholders	$0.22	$(0.01)	$(0.51)
Goodwill amortization, net of tax	—	—	0.02

Diluted income (loss) available for common shareholders	$0.22	$(0.01)	$(0.49)

      The following table summarizes the change in the carrying amount of goodwill for the two years ended December 31, 2003:

Goodwill balance at January 1, 2002	$10,691
Acquisition of PDA	6,362

Goodwill balance at December 31, 2002	$17,053
Foreign currency translation adjustment	1,388

Goodwill balance at December 31, 2003	$18,441

      The Company tested for impairment of its reporting units by comparing estimated fair value to carrying value. Fair value was determined using a discounted cash flow methodology. The Company performed this analysis as part of its annual assessment as of December 31, 2003 and 2002. These evaluations indicated that goodwill was not impaired.

5.	Accounts Receivable and Credit Risk

      The allowance for doubtful accounts is as follows:

	2003	2002	2001

Balance — beginning of period	$1,353	$1,771	$17,653
Provision	875	815	1,626
Charge-offs	(439)	(1,233)	(17,508)

Balance — end of period	$1,789	$1,353	$1,771

      The Company grants credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s receivables are from large and mid-size companies, major systems integrators and governmental agencies.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

      As of December 31, 2003, 2002 and 2001, property and equipment consisted of the following:

	December 31,			Estimated
				Useful
	2003	2002	2001	Lives

Equipment and purchased software	$76,078	$68,299	$51,610	3-5 years
Internally developed computer software and related costs	10,480	9,706	8,639	5-9 years
Furniture and fixtures	8,412	8,559	6,914	5-7 years
Leasehold Improvements	8,468	7,362	6,285	5-7 years
Automobiles	1,475	1,457	1,197	5 years
Buildings	1,033	981	981	31 years

	105,946	96,364	75,626
Accumulated depreciation	(73,198)	(59,942)	(43,066)

Property and equipment, net	$32,748	$36,422	$32,560

      Depreciation expense totaled $13,660, $13,153, and $9,929, for the years ended December 31, 2003, 2002 and 2001, respectively.

7.	Related Party Transactions

      Synova, Inc. and subsidiaries (Synova) are an IT professional services organization owned by a co-chairman of the Company’s Board of Directors. For the year ended December 31, 2003 and 2002, the Company provided services to Synova totaling approximately $3,175 and $4,643, respectively. In addition, Synova provided services to the Company, for the year ended December 31, 2003 and 2002, totaling approximately $1,609 and $4,126, respectively. The net balance owed to the Company by Synova at December 31, 2003 and 2002 was $471 and $207, respectively. In addition, under the terms of a note payable originated in 2000, Synova owes the Company $8,000. The note is due in September 2005, and interest, at a variable rate (4.67% in the fourth quarter 2003) is paid quarterly in accordance with its terms.

      The Company paid approximately $779, $1,111 and $949 to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial, management advisory, and executive management services for the years ended December 31, 2003, 2002 and 2001, respectively.

      In 2002, the Company entered into a ten-year agreement to provide IT outsourcing services to SIRVA, Inc., a company related through common ownership by CDR. During the years ended December 31, 2003 and 2002, services provided by the Company to SIRVA, Inc. totaled approximately $8,386 and $2,753, respectively. In addition, SIRVA provided services to Covansys for the years ended December 31, 2003 and 2002, totaling $71 and $185, respectively.

      For the years ended December 31, 2002 and 2001, the Company provided IT services totaling $185 and $971, respectively, to Acterna Corporation, a company related through common ownership by CDR.

      The Company paid approximately $237 and $1,118 during the years ended December 31, 2002, and 2001, respectively, for merger and acquisition consulting services provided by the Chesapeake Group, Inc., a company owned by a director.

      Praja, Inc. (Praja) is an information technology professional services organization owned in part by a co-chairman of the Company’s Board of Directors. During the year ended December 31, 2003, the Company did not provide any services to Praja. In addition, Praja did not provide any services or software to Covansys

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the year ended December 31, 2003. During the year ended December 31, 2002, the Company provided services to Praja totaling $63. Praja provided services and software to the Company totaling $183 for the year ended December 31, 2002.

      The Company has a note receivable in the amount of $558 from a director. This note bears interest at 8.25% and is due December 2006.

      The Company has a note receivable in the amount of $439 from an executive officer. This note bears interest at 2.5%.

      The Company has a non-interest bearing note receivable in the amount of $83 from a co-chairman of the Company’s Board of Directors.

8.	Revolving Credit Facility

      Under a credit arrangement with a commercial bank, the Company may borrow an amount not to exceed $20,000 at the Eurodollar rate plus 1.20% or bank’s prime interest rate less .50%. $15,000 of the $20,000 is available for standby letters of credit. Borrowings under the facility are short-term, payable on demand and are collateralized by all domestic assets of the Company. $6,206 of standby letters of credit were outstanding as collateral for five performance bonds at December 31, 2003. There were no amounts outstanding under this agreement at December 31, 2003 and 2002. See Note 15.

9.	Self-Insurance

      The Company is self-insured in the U.S. for health and dental benefits up to $100 per member annually. Insurance coverage is carried for risks in excess of this amount. The Company recognized health and dental benefits expense in the U.S. of approximately $12,132, $12,500, and $12,612 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated claims incurred but not reported were $1,989 and $2,000 as of December 31, 2003 and 2002, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

10.	Leases

      The Company leases its headquarters, regional offices, equipment and automobiles under noncancelable, operating leases.

      Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $8,753, $9,177, and $7,764, respectively. The future minimum lease payments required under these operating leases, net of sublease commitments of $2,652, for the years ending December 31, are as follows:

2004	$6,955
2005	5,552
2006	5,018
2007	3,724
2008	3,099
Thereafter	20,156

$44,504

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Options

      The Company maintains a Stock Option Plan (the Plan). Under the Plan, eligible employees and directors may be granted either incentive stock options (ISOs) or non-incentive stock options (NISOs) at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2003 there are 13,247,454 shares of Common Stock authorized for grant under the Plan. Options under the Plan are granted at fair value on the date of grant. The options vest over periods determined by the Compensation Committee of the Board of Directors.

      The Plan agreements provide for the option holder to exercise the options in exchange for cash, or a promissory note payable to the Company over a period of up to five years for NISOs and up to two years for ISOs. These notes are collateralized by the underlying common stock, are full recourse, and bear interest at the prime rate of interest determined at the date of exercise. Interest on the loans is payable every six months. The loan provision was eliminated from all new option grants effective May 2002. Outstanding loans of $1,790 at December 31, 2003 have been classified as stock subscriptions receivable in the accompanying consolidated balance sheet.

      On July 1, 2003, the Company completed a stock option exchange program under which certain option holders were permitted to exchange existing stock options for a number of stock options calculated using the Black-Scholes valuation methodology. A total of 5,203,162 options were available for cancellation under this program. 2,590,527 options were cancelled effective December 13, 2002 and were replaced with 686,407 options issued on July 1, 2003. The new stock options were granted with an exercise price of $3.12 per share, equal to the close price of the Company’s common stock on that date.

      A summary of option activity is as follows (number of options in thousands):

	Options Outstanding
				Weighted Average
		Weighted Average	Options	Fair Value of
	Shares	Exercise Price	Exercisable	Options Granted

Balance, January 1, 2001	7,163	$18.33	1,608

Options granted	1,152	10.95		$9.26

Options exercised	(29)	4.03
Options cancelled and forfeited	(1,518)	16.78

Balance, December 31, 2001	6,768	$19.01	2,552

Options granted	833	14.45		$4.37

Options exercised	(3)	3.81
Options cancelled and forfeited	(4,595)	20.67

Balance, December 31, 2002	3,003	$15.22	1,621

Options granted	985	3.51		$2.02

Options exercised	(30)	6.26
Options cancelled and forfeited	(1,043)	14.95

Balance, December 31, 2003	2,915	$11.83	1,610

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2003, 2002 and 2001 grants: risk-free rate of interest of 3.3%, 4.2% and 4.9% in 2003, 2002 and 2001, respectively, dividend yield of 0%, and expected lives of 4 to 5 years. A volatility factor of 86%, 92%, and 147% was used in 2003, 2002 and 2001, respectively.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of options outstanding at December 31, 2003, is as follows (number of options in thousands):

	Options Outstanding			Options Exercisable

	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Price	2003	Contractual Life	Price	2003	Price

$ 0.01 - 6.00	892	9.06	$3.23	156	$3.19
$ 6.01 - 14.99	1,135	6.52	11.43	745	12.52
$15.00 - 19.34	169	5.17	16.99	169	16.99
$19.35 - 22.75	644	6.60	20.91	465	21.25
$22.76 - 34.58	75	4.19	30.77	75	30.77

	2,915			1,610

12.     Benefit Plans

      The Company maintains the Covansys Corporation Incentive Savings Plan and Trust (the 401(k) plan). All U.S. employees of the Company are eligible to participate in the 401(k) plan on their first day of service if they have attained age 21. The 401(k) plan is a defined contribution plan, qualified as a profit sharing plan under Section 401(k) of the Internal Revenue Code. Through December 31, 2001, the 401(k) plan allowed eligible employees to contribute up to 18% of their compensation with the Company matching a percentage of the contributions. Effective January 1, 2002, the 401(k) plan was amended to allow eligible employees to contribute up to 50% of their compensation. For the years ended December 31, 2003, 2002 and 2001, the Company matched 40% of the employees’ contribution up to a maximum of 2.4% of the employees’ compensation.

      Matching contributions made by the Company amounted to approximately $2,541, $2,880 and $2,850 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company may also make an additional contribution, at its discretion, to the 401(k) plan. No such additional contributions have been made to date.

      The Company maintains various employee retention programs. The expense related to these programs is recognized as the compensation is earned.

13.     Income Taxes

      Covansys operates in numerous tax jurisdictions throughout the world with primary operations in the U.S. and India. The Company also has operations in Canada and throughout Europe. Covansys India is an Indian corporation subject to income taxes and receives certain exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. The Company considers all undistributed earnings of its foreign subsidiaries to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes consists of:

	Year Ended December 31,

	2003	2002	2001

Current —
Federal	$(3,168)	$—	$(8,365)
State and local	1,157	—	(882)
Foreign	2,225	2,043	1,228

Total current	214	2,043	(8,019)
Deferred —
Federal	2,080	(1,130)	(255)
State and local	(115)	(33)	(270)
Foreign	(124)	—	—

Total deferred	1,841	(1,163)	(525)

Total provision (benefit)	$2,055	$880	$(8,544)

      For 2003 and 2002, $4,292 and $(4,857), respectively, of income (loss) from operations before income taxes was from U.S. sources, and $8,083 and $9,622, respectively, was from non-U.S. sources.

      The items accounting for the difference between income taxes computed at the federal statutory rate and the consolidated effective rate are as follows:

	Year Ended December 31,

	2003	2002	2001

Federal statutory rate	35%	35%	35%
Effect of —
Tax rate differences on foreign earnings not subject to U.S. tax	(6)	(30)	22
Foreign tax credits	(1)	(9)	—
Nondeductible expenses	2	7	—
State taxes, net of federal tax effect	5	1	3
Taxes on distributions from foreign subsidiaries	5	22	(8)
Adjustment of tax reserves	(25)	—	—
Other, net	2	(8)	(7)

	17%	18%	45%

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2003	2002

Deferred tax assets —
Accrued expenses	$3,137	$3,186
Allowance for doubtful accounts	714	473
Net operating loss carryforwards	7,008	11,057
Restructuring reserves	667	575
Property and equipment	1,677	487
Other	2,701	664

Total gross deferred tax assets	15,904	16,442
Deferred tax liabilities —
Capitalized software development costs	(2,860)	(2,775)

Net deferred tax assets	$13,044	$13,667

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income. The Company utilized domestic net operating loss carryforwards during 2003 and expect to utilize the remaining net operating loss carryforwards, to the extent not otherwise limited, during 2004. The effective tax rate was 16.6% for the full year 2003. The tax rate for the year included a $3.2 million favorable tax adjustment related to the settlement of income tax audits for the years 1998 through 2001. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

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

      The Company had available U.S. Federal net operating loss carryforwards of approximately $11,748 as of December 31, 2003. This net operating loss carryforward will expire between 2011 and 2022.

14.     Segment Information

      The Company is a provider of IT services, and is organized geographically throughout North America, India and Asia, and other international locations. The chief operating decision-maker evaluates each location’s performance based primarily on its revenues and income (loss) from operations due to the similarity of the nature of services provided to clients. Revenue for the India/ Asia operation is evaluated based on the full attribution of bill rates charged to the end customer. The segment revenue figures disclosed below are stated at full attribution. Full attribution revenue is calculated using the end customer invoice rate on intersegment engagements, as

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opposed to using the transfer price rate. Geographic revenue is presented using the transfer price rate. The chief operating decision-maker does not evaluate segment performance based on assets. Assets, including the related depreciation and amortization expense, are managed primarily by corporate management. Under this organization, the operating segments have been aggregated into the following four operating segments and other.

•	Public Sector includes all services provided to domestic state and local municipalities.

•	Commercial includes all North American services provided to non public sector customers. Commercial includes application services for maintenance and development outsourcing (AMD/O), retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services. Commercial also includes telecommunication services provided in Europe.

•	India/Asia includes all services performed in India or Asia.

•	Europe includes services performed in Europe. Telecommunication services performed in Europe are excluded from the Europe figures as such services are included in the Commercial segment.

•	Other consists primarily of the labor and supporting expenses for the Corporate functions, depreciation and amortization expenses, lease expenses for corporate headquarters and costs attributable to closed and overlapping cost centers in 2002 and 2001. See realignment discussion below.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

      The organizational realignment initiated during the second quarter 2003 substantially modified the company’s reporting structure and requires the migration from the traditional single segment reporting presentation to a multi-segment presentation. This modified reporting format presents revenue of each segment on a full attribution basis, whereby the end customer invoice rate is presented, with inter-segment eliminations separately identified. This presentation reflects the importance and critical relationship whereby India/ Asia supports, primarily, the U.S. Commercial and Public Sector segments with services. The segment operating results at the income from operations level utilizes the company’s transfer pricing methodology and thereby attributes a majority of the margin to the segments where the end customers are located. Thus the profitability of Commercial and Public Sector is enhanced while the profitability of India/ Asia is directly reduced.

      India/Asia: India/Asia supplies substantial resources to North American and European customers. The rate charged by India to U.S. and Europe has been developed utilizing a cost plus transfer pricing methodology. This results in a large component of the available gross margin accruing to North America or Europe where the end customer is located.

      Commercial and Public Sector segment revenue for 2002 and 2001 is presented using the 2003 reporting structure (see Realignment below).

      Other segment contribution margin for 2001 includes ($23,665) related to restructuring charges (see Note 17).

Realignment

      The organizational realignment initiated during the second quarter of 2003 substantially modified the company’s reporting structure. This realignment followed several modest realignments implemented in 2002 and 2001. The extensive nature of the realignment in 2003 requires the application of certain assumptions relative to the appropriate activities attributed to the segments for 2002 and 2001. The segment results for 2002 and 2001 are based on the realignment of our internal hierarchy in our ERP system and the allocations of certain expenses in the newly identified multi-segment organization. Activities and cost centers which have

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been closed as a result of the realignment have been attributed to Other as they have limited relevance in 2002 and 2001. As part of the realignment, the Company increased the number of reportable segments from one to four operating segments and other. Segment information is presented below based on the new reporting structure. Revenue and income (loss) from operations by segment is as follows:

	Year Ended December 31,

	2003	2002	2001

Revenues —
Commercial	$241,202	$223,272	$252,990
Less intersegment	(557)	—	—

	240,645	223,272	252,990
Public Sector	112,913	130,591	118,953

India/Asia	75,050	60,613	46,402
Less intersegment	(61,601)	(47,949)	(31,036)

	13,449	12,664	15,366

Europe	15,586	18,260	16,036
Less intersegment	(3,686)	(2,068)	—

	11,900	16,192	16,036
Other	(277)	334	1,389

	$378,630	$383,053	$404,734

Income (Loss) From Operations
Commercial	$38,409	$6,146	$(9,042)
Public Sector	4,372	19,245	33,090
India/Asia	4,902	7,596	14,724
Europe	742	(665)	301
Other	(37,831)	(31,667)	(63,666)

	$10,594	$655	$(24,593)
Other Income, net	(1,781)	(4,110)	(5,531)

Income (Loss) Before Provision (Benefit) For Income Taxes	$12,375	$4,765	$(19,062)

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes selected financial information of the Company’s operations by geographic location. Revenue by geographic location represents local third party business plus work performed on behalf of other segments and charged at the transfer rate. Other international is primarily Europe, including European telecommunications activity which is included in the Commercial segment.

	Year Ended December 31,

	2003	2002	2001

Revenues —
North America	$348,005	$351,273	$373,332

India/Asia	51,431	45,250	46,402
Less intersegment	(37,982)	(32,586)	(31,036)

	13,449	12,664	15,366
Europe	21,418	21,184	16,036
Less intersegment	(4,242)	(2,068)	—

	17,176	19,116	16,036

	$378,630	$383,053	$404,734

Long-Lived Assets —
North America	$27,828	$34,056	$28,033
India/Asia	11,398	10,352	7,352
Other international	191	216	320

	$39,417	$44,624	$35,705

15.     Commitments, Contingencies and Potential Liability to Clients

      We are, from time to time, involved in litigation and various legal matters that arise in the ordinary course of business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cashflows. We believe the legal allegations levied against us are without merit and intend to defend these matters vigorously.

      We have certain contracts with our state and local clients that require us to provide a surety bond as a guarantee of performance. As of December 31, 2003, we had ten performance bonds outstanding and posted with clients, with an aggregate total value of approximately $36,096 to secure performance of contractual obligations with our clients. Five of these performance bonds are secured by letters of credit totaling $6,206. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

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

      The Preferred Stock is convertible at any time subsequent to issuance at a price of $23 per share, subject to certain adjustments, and may be redeemed, at CDR’s option, if not converted within ten years of the date of

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance. The warrants consist of seven-year warrants to purchase 3,500,000 shares at $25 per share and ten-year warrants to purchase 1,800,000 shares at $31 per share. All of the warrants are exercisable.

      Upon closing of the transactions, the proceeds were allocated to the convertible Preferred Stock and the warrants based on their relative fair values, with the convertible Preferred Stock classified outside of stockholders’ equity and the warrants as additional paid-in capital on the consolidated balance sheet. The difference between the fair value allocated to the convertible Preferred Stock and the fair value of the Company’s Common Stock was considered a beneficial conversion feature. The beneficial conversion feature, which did not affect net income, was accounted for as a dividend on the convertible Preferred Stock in 2000 and as a reduction of income available to common shareholders in the computation of basic and diluted earnings per share.

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

17.     Restructuring, Merger and Other Related Charges

      In April 2003, the Company announced it would realign the organization. The realignment which is complete, aligned sales, subject matter expertise and delivery and provided a strong foundation for the future growth and profitability for the Company. As part of the realignment, the Company reduced headcount in the second quarter of 2003 by over 200 net positions in North America or approximately 8.5% of domestic headcount. The reduction in headcount was split with over 80% of the eliminated positions (billable and delivery employees) coming from costs of revenue with the remaining coming from selling, general and administrative.

      In fiscal 2003, the Company recorded costs of $4,208, split $1,834 included in cost of revenue and $2,374 included in selling, general and administrative expenses, related to various headcount reductions, including the reductions implemented during the second quarter as discussed above, and termination of lease obligations associated with the consolidation of facilities. Amounts related to lease terminations will be paid out through 2006. Amounts related to severance will be paid through 2004.

      In fiscal 2002, the Company recorded restructuring and other costs of $1,324 related to the termination of 30 employees, including employees from executive management and certain business units.

      In fiscal 2001, the Company recorded restructuring and other costs of $23,665, consisting of the following:

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	$14,700
Severance costs	5,300
Termination of lease obligations associated with consolidation of facilities	900
Discontinued acquisition discussions	1,700
Other	1,065

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a roll forward of the accrual balance for restructuring, merger and other related charges:

		Lease
	Severance	Terminations	Other	Total

Balance January 1, 2001	$7,541	—	—	$7,541
Expense	5,300	900	17,465	23,665
Payments and other	(8,274)	1,905	(17,406)	(23,775)

Balance December 31, 2001	4,567	2,805	59	7,431
Expense	1,354	1,094	(30)	2,418
Payments and other	(5,913)	(1,372)	—	(7,285)

Balance December 31, 2002	8	2,527	29	2,564
Expense	3,819	389	—	4,208
Payments and other	(3,456)	(1,248)	(29)	(4,733)

Balance December 31, 2003	$371	$1,668	$—	$2,039

      Included in the balance at December 31, 2003 is $1,506 of lease termination costs related to terminations in years prior to 2003. Such amounts will be paid through October 2006.

18.     Other Income, Net

      In August, 2003, the Company was notified that the Board of Directors and majority shareholders of one of the Company’s investments carried at cost had agreed to merge with another entity. The merger consummated in August, 2003 and the Company recognized a loss of approximately $680 which is included in other income, net.

19.     Supplemental Quarterly Information (Unaudited)

      The following quarterly information is unaudited.

	Quarter Ended

2003	March 31	June 30	September 30	December 31

Revenues	$96,559	$96,240	$94,355	$91,476
Gross profit	21,714	23,098	26,118	22,194
Income (loss) from operations(b)	(473)	649	6,793	3,625
Net income(a)	11	510	4,234	5,565
Net income (loss) available for common shareholders	$(1,084)	$(594)	$3,121	$4,444
Basic net income (loss) per share	$(0.04)	$(0.02)	$0.12	$0.17
Diluted net income (loss) per share	$(0.04)	$(0.02)	$0.12	$0.16

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

2002	March 31	June 30	September 30	December 31

Revenues	$90,768	$94,658	$99,273	$98,354
Gross profit	24,283	25,424	23,838	24,655
Income from operations(c)	83	95	191	286
Net income	1,517	325	750	1,293
Net income (loss) available for common shareholders	$431	$(770)	$(353)	$280
Basic net income (loss) per share	$0.01	$(0.03)	$(0.01)	$0.01
Diluted net income (loss) per share	$0.01	$(0.03)	$(0.01)	$0.01

(a)	The tax provision for the quarter and year ended December 31, 2003 included a $3,200 favorable tax adjustment related to the settlement of income tax audits for the years 1998 through 2001.

(b)	In the quarter ended June 30, 2003, the Company announced a realignment of its organization which required total severance of $2,528 during the quarter ended June 30, 2003.

(c)	Selling, general and administrative expenses for the quarter ended June 30, 2002, included $1,407 in severance costs associated with an organizational restructuring. Selling, general and administrative expenses for the quarter ended December 31, 2002, included a charge of $1,094 for an operating lease which management determined was no longer required.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

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

      Based on their evaluation of the Company’s disclosure controls and procedures which took place December 31, 2003, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

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

      Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and the Chief Financial Officer, management has continued to take actions to enhance internal controls and has increased oversight of other factors that could have significantly affected those controls, including the corrective actions with regard to significant deficiencies and material weakness.

      During management’s evaluation of internal controls, certain deficiencies were identified including manually intensive processes and information flows, concentration of knowledge and the need to increase training of financial staff. Management is currently addressing these deficiencies through the implementation of a consolidation and financial reporting tool, implementation of the fixed asset module and integration of this module within the Company’s ERP system, standardization and automation of information flows, processes and procedures, and enhancing the skill sets of financial and operational staff through hiring and expanded training programs.

      On November 13, 2003, management and the Company’s Audit Committee was informed by the Company’s independent accountants of certain matters involving internal controls that the Company’s independent accountants consider to be a material weakness under standards established by the American Institute of Certified Public Accountants. The identified material weakness principally focused on the Company’s application of the percentage of completion method of accounting for its fixed price contracts. The Company has implemented a multi-part plan to strengthen management of fixed price contracts and enhance the processes supporting application of the percentage of completion method of accounting for its fixed price contracts. The major components of this plan include:

•	Standardization and continuous improvement of the use of three primary estimating tools.

•	Standardization and codification of three primary delivery methodologies.

•	Periodic project reviews with executive management.

•	Enhanced training addressing revenue recognition, contract management and project tracking and reporting.

•	Migration of project plans and project reporting to a standard workbook.

•	The addition of a fixed price specialist to assist the project management teams on use of the standard workbook along with being available to address project related reporting issues.

•	Monthly certification by individual project managers attesting to the appropriateness of their monthly estimate to complete submissions.

•	Centralization of public sector delivery under a seasoned executive hired from the outside.

      We have retained the services of a public accounting firm to assist us in reviewing, outlining areas for potential remediation and testing internal controls associated with the requirements delineated in Section 404 of the Sarbanes-Oxley Act.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information required by this item is included in our Proxy Statement for our 2003 Annual Meeting of Shareholders under the caption Directors and Executive Officers and is incorporated herein by reference.

Audit Committee

      Covansys has a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of Regulation S-K of the Sec of the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Each member of the Audit Committee is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. The members of the Audit Committee are William C. Brooks (Chairman), Frank D. Stella and Ronald K. Machtley.

Audit Committee Financial Expert

      The Board of Directors has determined that William C. Brooks of the Audit Committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

      The information required by this item is included in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption Directors and Executive Officers of the Company and is incorporated herein by reference.

Code of Ethical Conduct

      Covansys has adopted a Code of Ethical Conduct (“Code”) for all executive and financial officers. The Code is available on our website at www.covansys.com. Stockholders may request a free copy of the Code from: Covansys, 32605 West 12 Mile, Farmington Hills, MI 48334, Attention VP-Investor Relations.

      Covansys has not waived compliance with any aspect of the Code.

Item 11.	Executive Compensation

      The information required by this item is included in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption Executive Compensation and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption Director and Executive Officer Ownership of Covansys Corporation Common Stock and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is included in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions and is incorporated herein by reference.

Item 14.	Principal Accountants Fees and Services

      The information required by this item is included in our Proxy Statement for our 2004 Annual Meeting of Shareholders under the caption Principal Accountants Fees and Services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as a part of the report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

2.     Financial Statement Schedules

      None

      3.(a) Exhibits

Exhibit
No.		Description

3	.1*	Restated Articles of Incorporation of the Company, as amended.
3	.2*	Bylaws of the Company.
4	.1*	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4	.2*	Specimen Stock Certificate.
21.1		Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

           Per report on Form 8-K filed November 17, 2003

           Per report on Form 8-K filed October 20, 2003

*	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

SIGNATURES

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ MARTIN C. CLAGUE

Martin C. Clague
Chief Executive Officer, President and Director

March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ NED C. LAUTENBACH Ned C. Lautenbach	Co-Chairman and Director	March 30, 2004

/s/ RAJENDRA B. VATTIKUTI Rajendra B. Vattikuti	Co-Chairman, Director	March 30, 2004

/s/ MARTIN C. CLAGUE Martin C. Clague	Chief Executive Officer, President and Director	March 30, 2004

/s/ MICHAEL S. DUFFEY Michael S. Duffey	Executive Vice President of Finance and Administration and Chief Financial Officer, Treasurer (Principal Financial Officer)	March 30, 2004

/s/ THOMAS E. LINDSEY Thomas E. Lindsey	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2004

/s/ WILLIAM BROOKS William Brooks	Director	March 30, 2004

/s/ KEVIN CONWAY Kevin Conway	Director	March 30, 2004

/s/ DOUGLAS S. LAND Douglas S. Land	Director	March 30, 2004

/s/ RONALD K. MACHTLEY Ronald K. Machtley	Director	March 30, 2004

/s/ JOHN A. STANLEY John A. Stanley	Director	March 30, 2004

/s/ FRANK D. STELLA Frank D. Stella	Director	March 30, 2004

/s/ DAVID WASSERMAN David Wasserman	Director	March 30, 2004

EXHIBIT INDEX

Exhibit
No.		Description

3	.1*	Restated Articles of Incorporation of the Company, as amended.
3	.2*	Bylaws of the Company.
4	.1*	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4	.2*	Specimen Stock Certificate.
21.1		Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.