Form 10-Q/A
period 2003-03-31
COVANSYS CORP
filed 2004-08-06
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	27,224,688 (Outstanding as of May 1, 2003)

Explanatory Note

      The purpose of this Amendment No. 1 on Form 10-Q/ A to the Quarterly Report on Form 10-Q of Covansys Corporation (the “Company”) for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.

      Subsequent to the issuance of its financial statements for the year ended December 31, 2003, and in connection with the completion of a physical inventory and assessment, the Company determined that it would be required to take a non-cash charge of $2,561,000 related to the net book value of missing equipment and furniture, obsolete equipment and certain maintenance contracts that were appropriately capitalized but were assigned a useful life in excess of the maintenance period. The remaining amount of the charge of $1,066,000 was recorded in the first quarter of 2004 related to missing equipment which could not be identified with any particular period ($742,000) and for equipment that was deemed to be obsolete in the first quarter of 2004 ($324,000). To account for the portion of the charge that could be attributed to prior periods, the Company has restated its previously issued financial statements for 2003, 2002 and 2001. In connection with this restatement, the Company also made adjustments to prior years for healthcare related reimbursements (totaling $546,000), for certain other adjustments (totaling $225,000) that had previously been recorded in incorrect periods. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148,000 and $78,000 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70,000 and $78,000 in 2003 and 2002, respectively.

      The effects of this restatement on the condensed balance sheets of the Company as at March 31, 2003 and December 31, 2002, and on the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, are presented in Item 1 (Restated Financial Statements) and Item 2 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Amendment No. 1. Certain internal accounting control issues identified by management and related to the restatement are disclosed in Item 4 of Part I of this Amendment No. 1. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

      The Company’s restatement of its financial statements for each of the years ended December 31, 2003, 2002 and 2001 is reflected in Amendment No. 1 on Form 10-K/ A, filed concurrently herewith, which amends its previously filed Form 10-K for the year ended December 31, 2003. The Company is also concurrently filing amendments on Forms 10-Q/ A to its previously filed Forms 10-Q for each of the periods ended June 30, 2003 and September 30, 2003 to reflect the restatement of its financial statements for those periods as well. The Company has not amended and does not intend to amend its other previously filed annual reports on Forms 10-K or its other quarterly reports on Forms 10-Q for the periods affected by the restatement or adjustments. For this reason, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

      Additional detail regarding the restatement is included in Note 2 of the Notes to Consolidated Financial Statements included in Part I — Item 2 of this Amendment No. 1 on Form 10-Q/ A.

      Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q for the period ended March 31, 2003. This Form 10-Q/ A does not reflect events occurring after the filing of the original Form 10-Q on May 13, 2003 or modify or update those disclosures affected by subsequent events. Concurrently with the filing of this Form 10-Q/ A, the Company is also filing its Quarterly Report on Form 10-Q for the period ended March 31, 2004, the filing of which had been delayed pending the resolution of the accounting matters related to the restatement.

i

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Restated Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated

	December 31,	March 31,
	2002	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,288	$73,581
Short-term investments	13,263	21,479

Cash and short-term investments	101,551	95,060
Accounts receivable, net	69,290	80,285
Revenue earned in excess of billings, net	42,500	35,923
Deferred taxes	4,235	4,235
Prepaid expenses and other	6,107	7,504

Total current assets	223,683	223,007
Property and equipment, net	34,972	33,868
Computer software, net	6,958	6,544
Goodwill, net	17,053	17,053
Deferred taxes	9,998	9,998
Other assets, net	12,272	12,016

Total assets	$304,936	$302,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,754	$10,322
Accrued payroll and related costs	23,063	21,399
Other accrued liabilities	24,340	24,090
Deferred revenue	627	581

Total current liabilities	58,784	56,392
Other liabilities	128	25
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2002 and March 31, 2003, respectively	164,222	165,317
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 27,221,049 and 27,284,888 shares issued and outstanding as of December 31, 2002 and March 31, 2003, respectively	—	—
Additional paid-in capital	98,631	97,740
Retained earnings (deficit)	(8,713)	(8,534)
Stock subscriptions receivable	(2,218)	(2,090)
Accumulated other comprehensive loss	(5,898)	(6,364)

Total shareholders’ equity	81,802	80,752

Total liabilities and shareholders’ equity	$304,936	$302,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated

	Three Months Ended
	March 31,

	2002	2003

	(In thousands, except
	per share data)
	(Unaudited)
Revenues	$90,768	$96,559
Cost of revenues	66,383	74,777

Gross profit	24,385	21,782
Selling, general and administrative expenses	24,229	21,988

Income (loss) from operations	156	(206)
Other income, net	1,073	493

Income before provision (benefit) for income taxes	1,229	287
Provision (benefit) for income taxes	(332)	108

Net income	1,561	179
Convertible redeemable preferred stock dividends	1,086	1,095

Net income (loss) available for common shareholders	$475	$(916)

Basic and diluted earnings (loss) per share — Weighted average shares outstanding	28,101	27,285

Basic and diluted earnings (loss) per share	$.02	$(.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated

	Three Months Ended
	March 31,

	2002	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities:
Net income	$1,561	$179
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,833	3,788
Write off of property and equipment	21	55
Provision for doubtful accounts	237	78
Gain from sale of short-term investments	—	(207)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(2,596)	(4,496)
Prepaid expenses and other	(993)	(1,720)
Accounts payable, accrued payroll and related costs and other liabilities	(11,775)	(2,345)
Deferred revenue	822	(149)

Net cash used in operating activities	(9,890)	(4,817)
Cash flows from investing activities:
Investment in property, equipment and other	(3,545)	(2,148)
Investment in computer software	(655)	(177)
Proceeds from sale of available for sale securities	—	25,588
Purchases of available for sale securities	—	(33,484)

Net cash used in investing activities	(4,200)	(10,221)
Cash flows from financing activities:
Net proceeds from issuance of common stock	283	204
Net proceeds from exercise of stock options and other	39	127
Repurchases of common stock	(3,646)	—

Net cash provided by (used in) financing activities	(3,324)	331

Decrease in cash and cash equivalents	(17,414)	(14,707)
Cash and cash equivalents at beginning of period	123,794	88,288

Cash and cash equivalents at end of period	$106,380	$73,581

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

2. Restatement of Financial Statements

      Subsequent to the issuance of its financial statements for the year ended December 31, 2003, the Company identified various adjustments, primarily relating to missing or obsolete equipment that required restatement of its previously issued financial statements for 2003, 2002 and 2001. In connection with this restatement, the Company also made adjustments to prior years for healthcare related reimbursements and for certain other adjustments that had previously been recorded in incorrect periods. Each of these adjustments is described further below:

Equipment: In connection with a physical inventory process of its computer equipment and related peripherals performed during the first half of 2004, and an assessment of its furniture and fixtures based upon recent office closings and other restructuring activities, the Company identified missing computers and related peripherals, equipment that was obsolete or had been disposed of, and maintenance contracts that were appropriately capitalized but assigned a life in excess of the maintenance period. In addition, the Company determined that the carrying value attributable to certain furniture and fixtures should have been written off during the prior periods as offices were closed. The net book value of the missing or obsolete equipment and furniture as of December 31, 2003 was $1,495, of which $(105) and $46 was identified as relating to the three months ended March 31, 2003 and 2002, respectively. An additional charge of $1,066 was recorded in the first quarter of 2004 relating to missing equipment which could not be identified with any particular period ($742) and for equipment deemed to be obsolete in the first quarter of 2004 ($324).

Healthcare Related Reimbursement: The Company provides COBRA benefits to its former employees for the continuation of healthcare benefits. Payments for these benefits are paid by former employees directly to an external benefits administrator. In 2003, the Company discovered that these payments, which it believed were being used by its external benefits administrator to offset the Company’s healthcare benefits expenses, were actually remitted to the Company but not deposited into its bank accounts on a timely basis. Of the $546 in payments recorded by the Company in 2003, $129 had been received and should have been initially recorded in the three months ended March 31, 2002.

Other Adjustments: Items included in this category include lease buyout costs and accruals for travel related costs and certain subcontractor costs that were initially recorded in a year other than the year to which the costs relate. Of the $225 in costs recorded in 2003, $10 should have been initially recorded in the three months ended March 31, 2002. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148 and $78 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70 and $78 in 2003 and 2002, respectively. Of the $70 and $78 recorded in 2003 and 2002, respectively, $31 and $0 are recorded in the three months ended March 31, 2003 and 2002, respectively.

      The following schedule reconciles net income (loss) available for common shareholders for the three months ended March 31, 2003 and 2002 as originally reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Three Months
	Ended
	March 31,

	2003	2002

	(In thousands,
	except per
	share data)
Net income (loss) available for common shareholders as originally reported	$(1,084)	$431
Adjustments (pre-tax)
Property and equipment	(105)	46
Healthcare related reimbursement	(154)	(129)
Other adjustments	(8)	10

Total adjustments (pre-tax)	(267)	(73)
Tax effect of restatement adjustments	(99)	(29)

Total net adjustments	(168)	44

Net income (loss) available for common shareholders as restated	$(916)	$475

Earnings (loss) per share
Basic earnings (loss) per share as originally reported	$(.04)	$.01
Effect of adjustments	.01	.01

Basic earnings (loss) per share as restated	$(.03)	$.02

Diluted earnings (loss) per share as originally reported	$(.04)	$.01
Effect of adjustments	.01	.01

Diluted earnings (loss) per share as restated	$(.03)	$.02

      The following table sets forth the effect of the adjustments described above on the consolidated statement of operations for each of the three months ended March 31, 2003 and 2002:

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002

	As		As
	Originally	As	Originally		As
	Reported	Restated	Reported		Restated

	(In thousands, except per share data)
	(Unaudited)
Revenues	$96,559	$96,559	$90,768		$90,768
Cost of revenues	74,845	74,777	66,485		66,383

Gross profit	21,714	21,782	24,283		24,385
Selling, general and administrative expenses	22,187	21,988	24,200		24,229

Income (loss) from operations	(473)	(206)	83		156
Other income, net	493	493	1,073		1,073

Income before provision (benefit) for income taxes	20	287	1,156		1,229
Provision (benefit) for income taxes	9	108	(361)		(332)

Net income	11	179	1,517		1,561
Convertible redeemable preferred stock dividends	1,095	1,095	1,086		1,086

Net income (loss) available for common shareholders	$(1,084)	$(916)	$431		$475

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.04)	$(0.03)	$0.01		$0.02

Diluted earnings (loss) per share	$(0.04)	$(0.03)	$0.01		$0.02

Basic weighted average shares outstanding	27,285	27,285	28,101		28,101
Dilutive effect of options	—	—	—		—
Convertible redeemable preferred stock	(A )	(A )	(A	)	(A	)

Diluted weighted average shares outstanding	27,285	27,285	28,101		28,101

(A)	Anti-dilutive

      The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at March 31, 2003 and December 31, 2002, respectively.

	March 31, 2003		December 31, 2002

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(Dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$72,881	$73,581	$87,742	$88,288
Short term investments	21,479	21,479	13,263	13,263

Cash and short term investments	94,360	95,060	101,005	101,551
Accounts receivable, net	80,285	80,285	69,290	69,290
Revenue earned in excess of billings	35,923	35,923	42,500	42,500
Deferred taxes	4,235	4,235	4,235	4,235
Prepaid expenses and other	7,504	7,504	6,107	6,107

Total current assets	222,307	223,007	223,137	223,683
Property and equipment, net	35,213	33,868	36,422	34,972
Computer software, net	6,544	6,544	6,958	6,958
Goodwill	17,053	17,053	17,053	17,053
Deferred taxes	9,432	9,998	9,432	9,998
Other assets	12,016	12,016	12,272	12,272

Total assets	$302,565	$302,486	$305,274	$304,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,322	$10,322	$10,754	$10,754
Accrued payroll and related costs	21,399	21,399	23,063	23,063
Other accrued liabilities	23,969	24,090	24,310	24,340
Deferred revenue	581	581	627	627

Total current liabilities	56,271	56,392	58,754	58,784
Other liabilities	25	25	128	128
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of March 31, 2003 and December 31, 2002	165,317	165,317	164,222	164,222
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized	—	—	—	—
Common stock, no par value 200,000,000 shares authorized, 27,284,888 and 27,221,049 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	—	—	—	—
Additional paid-in capital	97,740	97,740	98,631	98,631
Retained earnings (deficit)	(8,334)	(8,534)	(8,345)	(8,713)
Stock subscriptions receivable	(2,090)	(2,090)	(2,218)	(2,218)
Accumulated other comprehensive loss	(6,364)	(6,364)	(5,898)	(5,898)

Total shareholders’ equity	80,952	80,752	82,170	81,802

Total liabilities and shareholders’ equity	$302,565	$302,486	$305,274	$304,936

3. Income Taxes

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

4. Common Stock Repurchase Program

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

5. Net Earnings (Loss) Per Share

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

6. Stock Option Plans

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

	Restated

	Three Months
	Ended March 31,

	2002	2003

Net income (loss) available for common shareholders:
As reported	$475	$(916)
Stock-based employee compensation cost included in the determination of net income (loss) from operations as reported	—	—
Stock-based employee compensation cost had the fair value method been used	313	3,569

SFAS No. 123 pro forma	$162	$(4,485)

Basic and diluted earnings (loss) per share:
As reported	$.02	$(.03)
SFAS No. 123 pro forma	$.01	$(.16)

7. Comprehensive Income (Loss)

      Total comprehensive income (loss) is summarized as follows:

	Restated

	Three Months
	Ended March 31,

	2002	2003

Net income	$1,561	$179
Currency translation adjustment	(391)	(275)
Reclassification of unrealized gains on short-term investments	—	(191)

Total comprehensive income (loss)	$1,170	$(287)

8. Related Party Transactions

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

9. Restructuring, Merger and Other Related Charges

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

10. Recently Issued Financial Accounting Standards

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

Item 2. Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to the Company’s consolidated financial statements for 2003 and 2002 as previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2003 and 2002.

      The adjustments giving rise to the Company’s need to restate its financial statements relate primarily to missing or obsolete equipment that came to light as a result of a physical inventory process that the Company completed in June 2004 in order to facilitate the conversion of its property and equipment data into a new property and equipment accounting system. The Company’s decision to migrate its current data from its historic sub-ledger schedules to a property and equipment module within SAP® (the Company’s enterprise resource planning solution) was aimed at improving data integrity, increasing efficiency and reducing risk of manual error. Prior to loading the data into the new module, the Company needed to be assured that the data were accurate and asset specific. As part of that endeavor, a physical inventory process was undertaken. Missing furniture was quantified through an assessment of furniture and fixtures based upon office closings and other restructuring activities.

      As a result of the physical inventory process and the recreation of the accounting records, the Company concluded that assets having a net book value of $2,561 were either missing, obsolete or had been appropriately capitalized but were assigned a life in excess of the maintenance period. The Company believes that the opening and closing of offices, together with substantial employee turnover, may have contributed to the lost equipment. The Company also completed an exhaustive analysis to determine the period or periods in which to attribute the charge related to these assets. Because the portion of the charges attributed to the 2002 financial statements is material, the Company concluded that it was required to restate its financial statements for all periods affected by the charge. The Company also decided to correct other errors identified and corrected in 2003 which had been previously deemed to be immaterial to the affected financial statements. These other adjustments consist of (1) $546 of COBRA payments received by the Company from former employees (primarily in 2002) for continuation of health care related benefits that were not accounted for on a timely basis and (2) lease buyout costs and accruals for travel related costs and certain subcontractor costs (an aggregate of $225 that were initially recorded in a year other than the year to which the costs relate. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148 and $78 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70 and $78 in 2003 and 2002, respectively. The adjustments increased net income by $168 and $44 for the three month period ending March 31, 2003 and 2002, respectively.

      Additional detail with respect to the impact of the restatement on the Company’s results of operations is reported in Note 2 (“Restatement of Financial Statements”) to the Company’s financial statements for the three months ended March 31, 2003 and 2002.

      Management has determined that the internal control issue underlying the need to restate its financial statement, as described above, constitutes a material weakness in its system of internal accounting controls as defined under standards established by the Public Company Accounting Oversight Board and has imple-

mented a plan to strengthen the recording and tracking of its fixed assets as well as the recording of COBRA payments received by the Company. (See Part I — Item 4 of this Form 10-Q/A.)

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

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the consolidated financial statements and accompanying notes. We regularly evaluate and discuss with our Audit Committee the accounting policies and estimates we use to prepare our consolidated financial statements. Estimates are used for, but not limited to, revenue recognition under the percentage-of-completion method, impairment assessments of goodwill and other long-lived assets, realization of deferred tax assets, allowance for doubtful accounts, and litigation related contingencies. These estimates are based on historical experience, project management, and various assump-

tions that we believe to be reasonable given the particular facts and circumstances. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

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

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased approximately 10.7% to $21.8 million for the three month period ended March 31, 2003 compared with $24.4 million for the same period in 2002. Gross profit as a percentage of revenues decreased to approximately 22.6% for the three month period ended March 31, 2003 from approximately 26.9% for the same period in 2002. This decrease in gross profit and gross profit as a percentage of revenue is due to the reassessment of a loss contract which required an additional loss reserve; project ramp-up on new accounts with associated increased travel, relocation, and project software costs; severance costs associated with the continued rebalancing of our IT skill mix and to manage utilization; and continued competitive pricing pressures that continue to depress bill rates.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased approximately 9.1% to $22.0 million for the three months ended March 31, 2003 compared with $24.2 million for the same period in 2002. As a percentage of revenues, selling, general and administrative expenses decreased to 22.8% for the three month period ended March 31, 2003 compared with 26.7% for the same period in 2002. These decreases in selling, general and administrative expenses are primarily due to continued close management of spending through targeted actions.

      Other Income, Net. Other income, net represents interest earned on cash and short-term investments. Other income, net for the three month period ended March 31, 2003 was $.5 million, as compared with $1.1 million for the same period in 2002. The decrease is primarily due to lower interest rates earned on the investment of funds and reduced cash and investment balances.

      Provision (Benefit) for Income Taxes. The effective tax rate for the period ended March 31, 2003 was 37.6%. This rate is based on our estimate of the effective rate for fiscal 2003 and is driven by the inclusion of subpart F income and certain nondeductible travel related expenses in the U.S. along with the impact of foreign rates being different from domestic tax rates. During the first quarter of 2002, the Company incurred tax losses in excess of tax carrybacks in the United States. The Company benefited these tax losses and expects to realize these tax assets through future U.S. taxable income generated by operations.

Liquidity and Capital Resources

      As of March 31, 2003, we had cash and short-term investments totaling $95.1 million. We generally fund our operations and working capital needs through internally generated funds. Our cash used in operations was $4.8 million for the three month period ended March 31, 2003 compared with cash used in operations of $9.9 million for the same period in 2002, driven by the higher level of working capital.

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

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $95.1 million as of March 31, 2003. All of our short-term investments are designated as available-for-sale and accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

Disclosure Controls and Procedures

      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures on March 31, 2003 they concluded that the Company’s controls procedures were not adequately designed to timely notify them of material information that the Company is required to disclose in the reports it files with the SEC insofar as it relates to matters noted below under Changes in Internal Controls.

Changes in Internal Controls

      Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and the Chief Financial Officer, management has continued to take actions to enhance internal controls and has increased oversight of other factors that could have significantly affected those controls, including the corrective actions with regard to significant deficiencies and material weaknesses.

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

      During the first quarter of 2004, the Company commenced a physical inventory process of its personal computer equipment and peripherals and an assessment of furniture and fixtures. At the conclusion of these processes in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use resulting in a restatement of previously reported amounts. Of this amount, $0.7 million was recorded in the first quarter of 2004 relating to missing equipment which could not be identified with any particular period. Management has determined that this internal control issue constitutes a material weakness in its system of internal accounting controls as defined under standards established by the Public Company Accounting Oversight Board and has implemented a plan to strengthen the recording and tracking of its fixed assets. The major components of this plan include:

•	The implementation of a fixed asset module and the integration of this module within the Company’s ERP system.

•	The development of a policy and procedure manual regarding the recording, tracking and depreciation of fixed assets.

•	Periodic physical inventories of fixed assets.

      The Company provides COBRA benefits to its former employees for the continuation of healthcare benefits. Payments for these benefits are paid directly to an external benefits administrator. In 2003, the Company discovered that these payments, which it believed were being used by its external benefits administrator to offset its healthcare benefits expenses, were actually remitted to the Company but not deposited into its bank accounts on a timely basis. Management believes that it did not have adequate internal controls to prevent the issue from occurring or to identify it in a timely manner once it had occurred and has implemented internal controls necessary to strengthen the control over handling of COBRA payments. The

Company now requires that COBRA payments go directly from the external benefits administrator to the Company’s lockbox account.

      In addition, management and the Company’s Audit Committee was informed by the Company’s independent accountants in November 2003 of certain matters involving internal controls that the Company’s independent accountants consider to be a material weakness. This material weakness principally focused on the Company’s application of the percentage of completion method of accounting for its fixed price contracts. The Company has implemented a multi-part plan to strengthen management of fixed price contracts and to enhance the processes supporting application of the percentage of completion method of accounting for its fixed price contracts. The major components of this plan include:

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

      We have retained the services of another independent registered public accounting firm to assist us in reviewing, outlining areas for potential remediation and testing internal controls associated with the requirements delineated in Section 404 of the Sarbanes-Oxley Act.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Martin C. Clague pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ JAMES S. TROUBA

James S. Trouba
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 4, 2004

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Martin C. Claque pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.