Form 10-Q/A
period 2003-06-30
COVANSYS CORP
filed 2004-08-06
CIK 1028461

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

Explanatory Note

      The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Covansys Corporation (the “Company”) for the three months ended June 30, 2003 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.

      Subsequent to the issuance of its financial statements for the year ended December 31, 2003, and in connection with the completion of a physical inventory and assessment, the Company determined that it would be required to take a non-cash charge of $2,561,000 related to the net book value of missing equipment and furniture, obsolete equipment and certain maintenance contracts that were appropriately capitalized but were assigned a useful life in excess of the maintenance period. The remaining amount of the charge of $1,066,000 was recorded in the first quarter of 2004 related to missing equipment which could not be identified with a particular period ($742,000) and for equipment that was deemed to be obsolete in the first quarter of 2004 ($324,000). To account for the portion of the charge that could be attributed to prior periods, the Company has restated its previously issued financial statements for 2003, 2002 and 2001. In connection with this restatement, the Company also made adjustments to prior years for healthcare related reimbursements (totaling $546,000) and for certain other adjustments (totaling $225,000) that had previously been recorded in incorrect periods. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148,000 and $78,000 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70,000 and $78,000 in 2003 and 2002, respectively.

      The effects of this restatement on the condensed balance sheets of the Company as at June 30, 2003 and December 31, 2002, and on the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months and six months ended June 30, 2003 and 2002, are presented in Item 1 (Restated Financial Statements) and Item 2 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Amendment No. 1. Certain internal accounting control issues identified by management and related to the restatement are disclosed in Item 4 of Part I of this Amendment No. 1. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

      The Company’s restatement of its financial statements for each of the years ended December 31, 2003, 2002 and 2001 is reflected in Amendment No. 1 on Form 10-K/A, filed concurrently herewith, which amends its previously filed Form 10-K for the year ended December 31, 2003. The Company is also concurrently filing amendments on Forms 10-Q/A to its previously filed Forms 10-Q for each of the periods ended March 31, 2003 and September 30, 2003 to reflect the restatement of its financial statements for those periods as well. The Company has not amended and does not intend to amend its other previously filed annual reports on Forms 10-K or its other quarterly reports on Forms 10-Q for the periods affected by the restatement or adjustments. For this reason, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

      Additional detail regarding the restatement is included in Note 2 of the Notes to Consolidated Financial Statements included in Part I — Item 2 of this Amendment No. 1 on Form 10-Q/A.

      Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q for the period ended June 30, 2003. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on August 18, 2003 or modify or update those disclosures affected by subsequent events. Concurrently with the filing of this Form 10-Q/A, the Company is also filing its Quarterly Report on Form 10-Q for the period ended March 31, 2004, the filing of which had been delayed pending the resolution of the accounting matters related to the restatement.

i

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Restated Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated

	December 31,	June 30,
	2002	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,288	$82,066
Short-term investments	13,263	20,890

Cash and short-term investments	101,551	102,956
Accounts receivable, net	69,290	73,719
Revenue earned in excess of billings, net	42,500	35,203
Deferred taxes	4,235	4,235
Prepaid expenses and other	6,107	7,642

Total current assets	223,683	223,755
Property and equipment, net	34,972	32,789
Computer software, net	6,958	6,396
Goodwill, net	17,053	17,747
Deferred taxes	9,998	9,998
Other assets, net	12,272	12,149

Total assets	$304,936	$302,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,754	$8,009
Accrued payroll and related costs	23,063	23,527
Other accrued liabilities	24,340	23,528
Deferred revenue	627	753

Total current liabilities	58,784	55,817
Other liabilities	128	25
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2002 and June 30, 2003, respectively	164,222	166,421
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 27,221,049 and 26,729,383 shares issued and outstanding as of December 31, 2002 and June 30, 2003, respectively	—	—
Additional paid-in capital	98,631	95,243
Retained earnings (deficit)	(8,713)	(8,550)
Stock subscriptions receivable	(2,218)	(2,064)
Accumulated other comprehensive loss	(5,898)	(4,058)

Total shareholders’ equity	81,802	80,571

Total liabilities and shareholders’ equity	$304,936	$302,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues	$94,658	$96,240	$185,426	$192,799
Cost of revenues	69,074	73,611	135,457	148,388

Gross profit	25,584	22,629	49,969	44,411
Selling, general and administrative expenses	25,757	22,815	49,986	44,803

Income (loss) from operations	(173)	(186)	(17)	(392)
Other income, net	757	579	1,830	1,072

Income before provision for income taxes	584	393	1,813	680
Provision for income taxes	422	409	90	517

Net income (loss)	162	(16)	1,723	163
Convertible redeemable preferred stock dividends	1,095	1,104	2,181	2,199

Net (loss) available for common shareholders	$(933)	$(1,120)	$(458)	$(2,036)

Basic and diluted (loss) per share — Weighted average shares outstanding	27,830	27,081	27,965	27,182

Basic and diluted (loss) per share	$(.03)	$(.04)	$(.02)	$(.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated

	Six Months Ended
	June 30,

	2002	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,723	$163
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,445	7,744
Write off of property and equipment	435	398
Provision for doubtful accounts	333	280
Gain from sale of short-term investments	—	(575)
Other	—	69
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(4,658)	2,588
Prepaid expenses and other	(438)	(681)
Accounts payable, accrued payroll and related costs and other liabilities	3,104	(3,093)
Deferred revenue	447	23

Net cash provided from operating activities	7,391	6,916
Cash flows from investing activities:
Investment in property, equipment and other	(7,318)	(4,777)
Investment in computer software	(1,016)	(619)
Proceeds from sale of available for sale securities	—	60,537
Purchases of available for sale securities	—	(67,175)
Business acquisition, net of cash acquired	(15,914)	—

Net cash used in investing activities	(24,248)	(12,034)
Cash flows from financing activities:
Net proceeds from issuance of common stock	283	231
Net proceeds from exercise of stock options and other	57	129
Repurchases of common stock	(5,521)	(1,464)

Net cash used in financing activities	(5,181)	(1,104)

Decrease in cash and cash equivalents	(22,038)	(6,222)
Cash and cash equivalents at beginning of period	123,794	88,288

Cash and cash equivalents at end of period	$101,756	$82,066

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

Equipment: In connection with a physical inventory process of its computer equipment and related peripherals performed during the first half of 2004, and an assessment of its furniture and fixtures based upon recent office closings and other restructuring activities, the Company identified missing computers and related peripherals, equipment that was obsolete or had been disposed of, and maintenance contracts that were appropriately capitalized but assigned a life in excess of the maintenance period. In addition, the Company determined that the carrying value attributable to certain furniture and fixtures should have been written off during the prior periods as offices were closed. The net book value of the missing or obsolete equipment and furniture as of December 31, 2003 was $1,495, of which $151 and $46 was identified as relating to the three months and six months ended June 30, 2003, respectively, $475 and $521 was identified as relating to the three months and six months ended June 30, 2002, respectively. An additional charge of $1,066 was recorded in the first quarter of 2004 relating to missing equipment which could not be identified with any particular period ($742) and for equipment deemed to be obsolete in the first quarter of 2004 ($324).

Healthcare Related Reimbursement: The Company provides COBRA benefits to its former employees for the continuation of healthcare benefits. Payments for these benefits are paid by former employees directly to an external benefits administrator. In 2003, the Company discovered that these payments, which it believed were being used by its external benefits administrator to offset the Company’s healthcare benefits expenses, were actually remitted to the Company but not deposited into its bank accounts on a timely basis. Of the $546 in payments recorded by the Company in 2003, $127 and $256 had been received and should have been initially recorded in the three months and six months ended June 30, 2002, respectively.

Other Adjustments: Items included in this category include lease buyout costs and accruals for travel related costs and certain subcontractor costs that were initially recorded in a year other than the year to which the costs relate. Of the $225 in costs recorded in 2003, $80 and $70 should have been initially recorded in the three months and six months ended June 30, 2002 respectively. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148 and $78 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70 and $78 in 2003 and 2002, respectively. Of the $70 and $78 recorded in 2003 and 2002, respectively, $39 and $70 are recorded in the three and six months ended June 30, 2003. The adjustment had no effect on the three and six month ended June 30, 2002.

      The following schedule reconciles net income (loss) available for common shareholders for the three months ended March 31, 2003 and 2002 as originally reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands,		(In thousands,
	except per		except per
	share data)		share data)
Net (loss) available for common shareholders as originally reported	$(594)	$(770)	$(1,678)	$(339)
Adjustments (pre-tax)
Property and equipment	151	475	46	521
Healthcare related reimbursement	700	(127)	546	(256)
Other adjustments	(16)	(80)	(24)	(70)

Total adjustments (pre-tax)	835	268	568	195
Tax effect of restatement adjustments	309	105	210	76

Total net adjustments	526	163	358	119

Net (loss) available for common shareholders as restated	$(1,120)	$(933)	$(2,036)	$(458)

Earnings (loss) per share
Basic earnings (loss) per share as originally reported	$(.02)	$(.03)	$(.06)	$(.01)
Effect of adjustments	(.02)	—	(.02)	(.01)

Basic earnings (loss) per share as restated	$(.04)	$(.03)	$(.08)	$(.02)

Diluted earnings (loss) per share as originally reported	$(.02)	$(.03)	$(.06)	$(.01)
Effect of adjustments	(.02)	—	(.02)	(.01)

Diluted earnings (loss) per share as restated	$(.04)	$(.03)	$(.08)	$(.02)

      The following tables sets forth the effect of the adjustments described above on the consolidated statement of operations for each of the three months and six months ended June 30, 2003 and 2002:

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
	(Unaudited)
Revenues	$96,240	$96,240	$94,658	$94,658
Cost of revenues	73,142	73,611	69,234	69,074

Gross profit	23,098	22,629	25,424	25,584
Selling, general and administrative expenses	22,449	22,815	25,329	25,757

Income (loss) from operations	649	(186)	95	(173)
Other income, net	579	579	757	757

Income before provision for income taxes	1,228	393	852	584
Provision for income taxes	718	409	527	422

Net income (loss)	510	(16)	325	162
Convertible redeemable preferred stock dividends	1,104	1,104	1,095	1,095

Net (loss) available for common shareholders	$(594)	$(1,120)	$(770)	$(933)

Earnings (loss) per share:
Basic (loss) per share	$(0.02)	$(0.04)	$(0.03)	$(0.03)

Diluted (loss) per share	$(0.02)	$(0.04)	$(0.03)	$(0.03)

Basic weighted average shares outstanding	27,081	27,081	27,830	27,830
Dilutive effect of options	—	—	—	—
Convertible redeemable preferred stock	(A )	(A )	(A )	(A )

Diluted weighted average shares outstanding	27,081	27,081	27,830	27,830

(A)	Anti-dilutive

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
	(Unaudited)
Revenues	$192,799	$192,799	$185,426	$185,426
Cost of revenues	147,987	148,388	135,719	135,457

Gross profit	44,812	44,411	49,707	49,969
Selling, general and administrative expenses	44,636	44,803	49,529	49,986

Income (loss) from operations	176	(392)	178	(17)
Other income, net	1,072	1,072	1,830	1,830

Income before provision for income taxes	1,248	680	2,008	1,813
Provision (benefit) for income taxes	727	517	166	90

Net income	521	163	1,842	1,723
Convertible redeemable preferred stock dividends	2,199	2,199	2,181	2,181

Net (loss) available for common shareholders	$(1,678)	$(2,036)	$(339)	$(458)

Earnings (loss) per share:
Basic (loss) per share	$(0.06)	$(0.08)	$(0.01)	$(0.02)

Diluted (loss) per share	$(0.06)	$(0.08)	$(0.01)	$(0.02)

Basic weighted average shares outstanding	27,182	27,182	27,965	27,965
Dilutive effect of options	—	—	—	—
Convertible redeemable preferred stock	(A )	(A )	(A )	(A )

Diluted weighted average shares outstanding	27,182	28,182	27,965	27,965

(A)	Anti-dilutive

      The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at June 30, 2003 and December 31, 2002, respectively.

	June 30, 2003		December 31, 2002

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$82,066	$82,066	$87,742	$88,288
Short term investments	20,890	20,890	13,263	13,263

Cash and short term investments	102,956	102,956	101,005	101,551
Accounts receivable, net	73,719	73,719	69,290	69,290
Revenue earned in excess of billings	35,203	35,203	42,500	42,500
Deferred taxes	4,235	4,235	4,235	4,235
Prepaid expenses and other	7,642	7,642	6,107	6,107

Total current assets	223,755	223,755	223,137	223,683
Property and equipment, net	34,285	32,789	36,422	34,972
Computer software, net	6,396	6,396	6,958	6,958
Goodwill	17,747	17,747	17,053	17,053
Deferred taxes	9,432	9,998	9,432	9,998
Other assets	12,149	12,149	12,272	12,272

Total assets	$303,764	$302,834	$305,274	$304,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,009	$8,009	$10,754	$10,754
Accrued payroll and related costs	23,527	23,527	23,063	23,063
Other accrued liabilities	23,732	23,528	24,310	24,340
Deferred revenue	753	753	627	627

Total current liabilities	56,021	55,817	58,754	58,784
Other liabilities	25	25	128	128
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of June 30, 2003 and December 31, 2002	166,421	166,421	164,222	164,222
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized	—	—	—	—
Common stock, no par value 200,000,000 shares authorized, 26,729,383 and 27,221,049 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	—	—	—	—
Additional paid-in capital	95,243	95,243	98,631	98,631
Retained earnings (deficit)	(7,824)	(8,550)	(8,345)	(8,713)
Stock subscriptions receivable	(2,064)	(2,064)	(2,218)	(2,218)
Accumulated other comprehensive loss	(4,058)	(4,058)	(5,898)	(5,898)

Total shareholders’ equity	81,297	80,571	82,170	81,802

Total liabilities and shareholders’ equity	$303,764	$302,834	$305,274	$304,936

3. Income Taxes

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

	Restated		Restated

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net (loss) available for common shareholders:
As reported	$(933)	$(1,120)	$(458)	$(2,036)
Stock-based employee compensation cost included in the determination of net (loss) from operations as reported	—	—	—	—
Stock-based employee compensation cost had the fair value method been used	4,015	263	4,330	3,739

SFAS No. 123 pro forma	$(4,948)	$(1,383)	$(4,788)	$(5,775)

Basic and diluted (loss) per share:
As restated	$(.03)	$(.04)	$(.02)	$(.08)
SFAS No. 123 pro forma	$(.18)	$(.05)	$(.17)	$(.21)

7. Comprehensive Income

      Total comprehensive income is summarized as follows:

	Restated		Restated

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net income (loss)	$162	$(16)	$1,723	$163
Currency translation adjustment	127	2,306	(264)	2,031
Reclassification of unrealized gains on short-term investments	—	—	—	(191)

Total comprehensive income	$289	$2,290	$1,459	$2,003

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

10. Cost of Computer Software to be Sold, Leased or Marketed

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

11. Goodwill

      Changes in the carrying amount of goodwill for the six months ended June 30, 2003 is as follows:

Balance January 1, 2003	$17,053
Currency translation	694

Balance June 30, 2003	$17,747

12. Recently Issued Financial Accounting Standards

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

13. Subsequent Event

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

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to the Company’s consolidated financial statements for 2003 and 2002 as previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2003 and 2002.

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

      As a result of the physical inventory process and the recreation of the accounting records, the Company concluded that assets having a net book value of $2,561 were either missing, obsolete or had been appropriately capitalized but were assigned a life in excess of the maintenance period. The Company believes that the opening and closing of offices, together with substantial employee turnover, may have contributed to the lost equipment. The Company also completed an exhaustive analysis to determine the period or periods in which to attribute the charge related to these assets. Because the portion of the charges attributed to the 2002 financial statements is material, the Company concluded that it was required to restate its financial statements for all periods affected by the charge. The Company also decided to correct other errors identified and corrected in 2003 which had been previously deemed to be immaterial to the affected financial statements. These other adjustments consist of (1) $546 of COBRA payments received by the Company from former employees (primarily in 2002) for continuation of health care related benefits that were not accounted for on a timely basis and (2) lease buyout costs and accruals for travel related costs and certain subcontractor costs (an aggregate of $225) that were initially recorded in a year other than the year to which the costs relate. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148 and $78 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70 and $78 in 2003 and 2002, respectively. The adjustments (decreased) net income by $(526) and $(358) for the three month and six month periods ending June 30, 2003, respectively and by $(163) and $(119) for the three month and six month periods ending June 30, 2002.

      Additional detail with respect to the impact of the restatement on the Company’s results of operations is reported in Note 2 (“Restatement of Financial Statements”) to the Company’s financial statements for the three months and six months ended June 30, 2003 and 2002.

      Management has determined that the internal control issue underlying the need to restate its financial statement, as described above, constitutes a material weakness in its system of internal accounting controls as defined under standards established by the Public Company Accounting Oversight Board and has implemented a plan to strengthen the recording and tracking of its fixed assets as well as the recording of COBRA payments received by the Company. (See Part I — Item 4 of this Form 10-Q/A.)

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

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for its professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs and contractual services. Gross profit decreased $3.0 million from the $25.6 million reported in the second quarter of 2002. As a percentage of revenue, gross profit was 23.5% in the second quarter of 2003 compared with 27.0% in the second quarter of 2002. Gross profit in the second quarter of 2003 was negatively impacted by severance of approximately $1.0 million related to the realignment of the organization previously discussed. In addition, two loss contracts also contributed to the deterioration of gross profit. A charge of approximately $.8 million was recorded relative to these contracts.

      Gross profit for the six months ended June 30, 2003 was $44.4 million compared with $50.0 million for the comparable period in 2002. As a percentage of revenue, gross profit was 23.0% and 26.9% for the six month periods June 30, 2003 and 2002, respectively. In addition to the factors noted in the preceding paragraph which negatively impacted gross profit, gross profit was also negatively impacted by a $1.0 million charge recorded in the first quarter of 2003 related to a loss contract, as well as a decline in pricing period over period. This loss contract has numerous factors which must be managed through project end in order to achieve the level of loss recorded to date. The total loss recognized through June 30, 2003 is $2.1 million. It is possible that new information could require the Company to reassess the recorded loss reserve, ultimately resulting in the need to record an additional provision to the recorded reserve related to this contract. Additionally, gross margin in the six months ended June 30, 2002 benefited from one-time high margin sales of software licenses which improved gross profit by approximately $1.8 million.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administrative and indirect facility costs. Selling, general and administrative costs were $22.8 million for the three months ended June 30, 2003 compared with $25.8 million for the comparable period in 2002. For the six months ended June 30, 2003 and 2002, selling, general and administrative expenses were $44.8 million and $50.0 million respectively. Included in 2003 amounts are severance costs of $1.5 million associated with the realignment of the Company’s operations during the second quarter. The Company estimates that the annual savings in selling, general and administrative expenses will approximate $7.3 million. In addition 2003 includes approximately $.6 million for lease termination costs and write-down of leasehold improvements. Included in 2002 amounts are severance costs of $1.4 million related to the termination of 30 employees, including employees from executive management and certain business units.

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

      Provision for Income Taxes. The effective tax rate in the second quarter and first six months of 2003 was 104.1% and 76.0%, respectively and includes a one-time adjustment of $.2 million related to previously reported amounts. The Company estimates that its effective tax rate for the remainder of 2003 will be approximately 45.1%.

Liquidity and Capital Resources

      As of June 30, 2003, we had cash and short-term investments totaling $103.0 million. The Company generally funds its operations and working capital needs through internally generated funds. Cash provided from operations was $6.9 million for the six month period ended June 30, 2003.

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

Disclosure Controls and Procedures

      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures on June 30, 2003 they concluded that the Company’s controls procedures were not adequately designed to timely notify them of material information that the Company is required to disclose in the reports it files with the SEC insofar as it relates to matters or changes in Internal Controls.

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

      The Company provides COBRA benefits to its former employees for the continuation of healthcare benefits. Payments for these benefits are paid directly to an external benefits administrator. In 2003, the Company discovered that these payments, which it believed were being used by its external benefits administrator to offset it’s healthcare benefits expenses, were actually remitted to the Company but not deposited into its bank accounts on a timely basis. Management believes that it did not have adequate internal controls to prevent the issue from occurring or to identify it in a timely manner once it had occurred and has implemented internal controls necessary to strengthen the control over handling of COBRA payments. The Company now requires that COBRA payments go directly from the external benefits administrator to the Company’s lockbox account.

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

Thomas E. Lindsey
Vice President and Chief
Accounting Officer
(Principal Accounting Officer)

/s/ JAMES S. TROUBA

James S. Trouba
Vice President and
Chief Financial Officer
(Principal Financial Officer)

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