Form 10-Q/A
period 2003-09-30
COVANSYS CORP
filed 2004-08-06
CIK 1028461

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

(248) 488-2088

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value	26,781,369
(Class of Common Stock)	(Outstanding as of November 1, 2003)

Explanatory Note

      The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Covansys Corporation (the “Company”) for the three months ended September 30, 2003 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.

      Subsequent to the issuance of its financial statements for the year ended December 31, 2003, and in connection with the completion of a physical inventory and assessment, the Company determined that it would be required to take a non-cash charge of $2,561,000 related to the net book value of missing equipment and furniture, obsolete equipment and certain maintenance contracts that were appropriately capitalized but were assigned a useful life in excess of the maintenance period. The remaining amount of the charge of $1,066,000 was recorded in the first quarter of 2004 related to missing equipment which could not be identified with a particular period ($742,000) and for equipment that was deemed to be obsolete in the first quarter of 2004 (324,000). To account for the portion of the charge that could be attributed to prior periods, the Company has restated its previously issued financial statements for 2003, 2002 and 2001. In connection with this restatement, the Company also made adjustments to prior years for healthcare related reimbursements (totaling $546,000) and for certain other adjustments (totaling $225,000) that had previously been recorded in incorrect periods. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148,000 and $78,000 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70,000 and $78,000 in 2003 and 2002, respectively.

      The effects of this restatement on the condensed balance sheets of the Company as at September 30, 2003 and December 31, 2002, and on the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months and nine months ended September 30, 2003 and 2002, are presented in Item 1 (Restated Financial Statements) and Item 2 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Amendment No. 1. Certain internal accounting control issues identified by management and related to the restatement are disclosed in Item 4 of Part I of this Amendment No. 1. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

      The Company’s restatement of its financial statements for each of the years ended December 31, 2003, 2002 and 2001 is reflected in Amendment No. 1 on Form 10-K/A, filed concurrently herewith, which amends its previously filed Form 10-K for the year ended December 31, 2003. The Company is also concurrently filing amendments on Forms 10-Q/A to its previously filed Forms 10-Q for each of the periods ended March 31, 2003 and June 30, 2003 to reflect the restatement of its financial statements for those periods as well. The Company has not amended and does not intend to amend its other previously filed annual reports on Forms 10-K or its other quarterly reports on Forms 10-Q for the periods affected by the restatement or adjustments. For this reason, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

      Additional detail regarding the restatement is included in Note 2 of the Notes to Consolidated Financial Statements included in Part I — Item 2 of this Amendment No. 1 on Form 10-Q/A.

      Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-Q/A for the period ended September 30, 2003. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q on November 17, 2003 or modify or update those disclosures affected by subsequent events. Concurrently with the filing of this Form 10-Q/A, the Company is also filing its Quarterly Report on Form 10-Q for the period ended March 31, 2004, the filing of which had been delayed pending the resolution of the accounting matters related to the restatement.

i

COVANSYS CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.     Restated Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated

	December 31,	September 30,
	2002	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,288	$84,794
Short-term investments	13,263	31,713

Cash and short-term investments	101,551	116,507
Accounts receivable, net	69,290	71,609
Revenue earned in excess of billings, net	42,500	33,542
Deferred taxes	4,235	4,343
Prepaid expenses and other	6,107	7,752

Total current assets	223,683	233,753
Property and equipment, net	34,972	31,474
Computer software, net	6,958	6,016
Goodwill, net	17,053	17,814
Deferred taxes	9,998	10,883
Other assets, net	12,272	11,778

Total assets	$304,936	$311,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,754	$11,149
Accrued payroll and related costs	23,063	21,863
Other accrued liabilities	24,340	25,137
Deferred revenue	627	1,103

Total current liabilities	58,784	59,252
Other liabilities	128	777
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively	164,222	167,534
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 27,221,049 and 26,768,378 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively	—	—
Additional paid-in capital	98,631	94,226
Retained deficit	(8,713)	(4,450)
Stock subscriptions receivable	(2,218)	(2,012)
Accumulated other comprehensive loss	(5,898)	(3,609)

Total shareholders’ equity	81,802	84,155

Total liabilities and shareholders’ equity	$304,936	$311,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated			Restated

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2003		2002	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues	$99,273	$94,355		$284,699	$287,154
Cost of revenues	75,370	68,518		210,827	216,906

Gross profit	23,903	25,837		73,872	70,248
Selling, general and administrative expenses	23,539	19,257		73,525	64,060

Income from operations	364	6,580		347	6,188
Other income (expense), net	626	(116)		2,456	956

Income before provision for income taxes	990	6,464		2,803	7,144
Provision for income taxes	135	2,364		225	2,881

Net income	855	4,100		2,578	4,263
Convertible redeemable preferred stock dividends	1,103	1,113		3,284	3,312

Net income (loss) available for common shareholders	$(248)	$2,987		$(706)	$951

Earnings (loss) per share
Basic	$(.01)	$.11		$(.03)	$.04

Diluted	$(.01)	$.11		$(.03)	$.04

Basic weighted average shares	27,587	26,766		27,836	27,041
Dilutive effect of options	10	323		30	119
Convertible redeemable preferred stock	(A )	(A	)	(A )	(A	)

Diluted weighted average shares	27,597	27,089		27,866	27,160

(A)	Anti-dilutive

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated

	Nine Months Ended
	September 30,

	2002	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,578	$4,263
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,625	11,539
Write off of property and equipment	448	739
Provision for doubtful accounts	991	475
Gain from sale of short-term investments	—	(178)
Other	—	(915)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(6,602)	6,164
Prepaid expenses and other	(1,011)	(649)
Accounts payable, accrued payroll and related costs and other liabilities	856	(27)
Deferred revenue	257	476

Net cash provided from operating activities	8,142	21,887
Cash flows from investing activities:
Investment in property, equipment and other	(11,758)	(6,874)
Investment in computer software	(1,016)	(835)
Proceeds from sale of available-for-sale securities	—	110,653
Purchases of available-for-sale securities	—	(127,639)
Proceeds from sale of investment	—	278
Business acquisition, net of cash acquired	(15,914)	—

Net cash used in investing activities	(28,688)	(24,417)
Cash flows from financing activities:
Net proceeds from issuance of common stock	526	375
Net proceeds from exercise of stock options and other	62	146
Repurchases of common stock	(5,521)	(1,485)

Net cash used in financing activities	(4,933)	(964)

Decrease in cash and cash equivalents	(25,479)	(3,494)
Cash and cash equivalents at beginning of period	123,794	88,288

Cash and cash equivalents at end of period	$98,315	$84,794

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

Equipment: In connection with a physical inventory process of its computer equipment and related peripherals performed during the first half of 2004, and an assessment of its furniture and fixtures based upon recent office closings and other restructuring activities, the Company identified missing computers and related peripherals, equipment that was obsolete or had been disposed of, and maintenance contracts that were appropriately capitalized but assigned a life in excess of the maintenance period. In addition, the Company determined that the carrying value attributable to certain furniture and fixtures should have been written off during the prior periods as offices were closed. The net book value of the missing or obsolete equipment and furniture as of December 31, 2003 was $1,495, of which $98 and $144 was identified as relating to the three months and nine months ended September 30, 2003, respectively, and $(14) and $508 was identified as relating to the three months and nine months ended September 30, 2002, respectively. An additional charge of $1,066 was recorded in the first quarter of 2004 relating to missing equipment which could not be identified with any particular period ($742) and for equipment deemed to be obsolete in the first quarter of 2004 ($324).

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Healthcare Related Reimbursement: The Company provides COBRA benefits to its former employees for the continuation of healthcare benefits. Payments for these benefits are paid by former employees directly to an external benefits administrator. In 2003, the Company discovered that these payments, which it believed were being used by its external benefits administrator to offset the Company’s healthcare benefits expenses, were actually remitted to the Company but not deposited into its bank accounts on a timely basis. Of the $546 in payments recorded by the Company in 2003, $118 and $374 had been received and should have been initially recorded in the three months and nine months ended September 30, 2002, respectively.

Other Adjustments: Items included in this category include lease buyout costs and accruals for travel related costs and certain subcontractor costs that were initially recorded in a year other than the year to which the costs relate. Of the $225 in costs recorded in 2003, $(2) and $(72) should have been initially recorded in the three months and nine months ended September 30, 2002, respectively. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148 and $78 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70 and $78 in 2003 and 2002, respectively. Of the $70 recorded in 2003, $0 and $70 are recorded in the three and nine months ended September 30, 2003, respectively. Of the $78 recorded in 2002, $39 are recorded in the three and nine months ended September 30, 2002.

      The following schedule reconciles net income (loss) available for common shareholders for the three months and nine months ended September 30, 2003 and 2002 as originally reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands,		(In thousands,
	except per		except per
	share data)		share data)
Net income (loss) available for common shareholders as originally reported	$3,121	$(353)	$1,443	$(693)
Adjustments (pre-tax)
Property and equipment	98	(14)	144	508
Healthcare related reimbursement	—	(118)	546	(374)
Other adjustments	115	(41)	91	(111)

Total adjustments (pre-tax)	213	(173)	781	23
Tax effect of restatement adjustments	79	(68)	289	9

Total net adjustments	134	(105)	492	14

Net income (loss) available for common shareholders as restated	$2,987	$(248)	$951	$(707)

Earnings (loss) per share
Basic earnings (loss) per share as originally reported	$.12	$(.01)	$.05	$(.02)
Effect of adjustments	(.01)	—	(.01)	(.01)

Basic earnings (loss) per share as restated	$.11	$(.01)	$.04	$(.03)

Diluted earnings (loss) per share as originally reported	$.12	$(.01)	$.05	$(.02)
Effect of adjustments	(.01)	—	(.01)	(.01)

Diluted earnings (loss) per share as restated	$.11	$(.01)	$.04	$(.03)

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables sets forth the effect of the adjustments described above on the consolidated statement of operations for each of the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended				Three Months Ended
	September 30, 2003				September 30, 2002

	As				As
	Originally		As		Originally	As
	Reported		Restated		Reported	Restated

	(In thousands, except per share data)
	(Unaudited)
Revenues	$94,355		$94,355		$99,273	$99,273
Cost of revenues	68,237		68,518		75,435	75,370

Gross profit	26,118		25,837		23,838	23,903
Selling, general and administrative expenses	19,325		19,257		23,647	23,539

Income (loss) from operations	6,793		6,580		191	364
Other income (expense), net	(116)		(116)		626	626

Income before provision for income taxes	6,677		6,464		817	990
Provision for income taxes	2,443		2,364		67	135

Net income	4,234		4,100		750	855
Convertible redeemable preferred stock dividends	1,113		1,113		1,103	1,103

Net (loss) available for common shareholders	$3,121		$2,987		$(353)	$(248)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.12		$0.11		$(0.01)	$(0.01)

Diluted earnings (loss) per share	$0.12		$0.11		$(0.01)	$(0.01)

Basic weighted average shares outstanding	26,766		26,766		27,587	27,587
Dilutive effect of options	323		323		10	10
Convertible redeemable preferred stock	(A	)	(A	)	(A )	(A )

Diluted weighted average shares outstanding	27,089		27,089		27,597	27,597

(A)	Anti-dilutive

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended				Nine Months Ended
	September 30, 2003				September 30, 2002

	As				As
	Originally		As		Originally	As
	Reported		Restated		Reported	Restated

	(In thousands, except per share data)
	(Unaudited)
Revenues	$287,154		$287,154		$284,699	$284,699
Cost of revenues	216,224		216,906		211,154	210,827

Gross profit	70,930		70,248		73,545	73,872
Selling, general and administrative expenses	63,961		64,060		73,176	73,525

Income from operations	6,969		6,188		369	347
Other income, net	956		956		2,456	2,456

Income before provision for income taxes	7,925		7,144		2,825	2,803
Provision for income taxes	3,170		2,881		233	225

Net income	4,755		4,263		2,592	2,578
Convertible redeemable preferred stock dividends	3,312		3,312		3,285	3,285

Net income (loss) available for common shareholders	$1,443		$951		$(693)	$(707)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.05		$0.04		$(0.02)	$(0.03)

Diluted earnings (loss) per share	$0.05		$0.04		$(0.02)	$(0.03)

Basic weighted average shares outstanding	27,041		27,041		27,836	27,836
Dilutive effect of options	119		119		30	30
Convertible redeemable preferred stock	(A	)	(A	)	(A )	(A )

Diluted weighted average shares outstanding	27,160		27,160		27,866	27,866

(A)	Anti-dilutive

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at September 30, 2003 and December 31, 2002, respectively.

	September 30, 2003		December 31, 2002

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$84,794	$84,794	$87,742	$88,288
Short term investments	31,713	31,713	13,263	13,263

Cash and short term investments	116,507	116,507	101,005	101,551
Accounts receivable, net	71,609	71,609	69,290	69,290
Revenue earned in excess of billings	33,542	33,542	42,500	42,500
Deferred taxes	4,343	4,343	4,235	4,235
Prepaid expenses and other	7,752	7,752	6,107	6,107

Total current assets	233,753	233,753	223,137	223,683
Property and equipment, net	33,068	31,474	36,422	34,972
Computer software, net	6,016	6,016	6,958	6,958
Goodwill	17,814	17,814	17,053	17,053
Deferred taxes	10,317	10,883	9,432	9,998
Other assets	11,778	11,778	12,272	12,272

Total assets	$312,746	$311,718	$305,274	$304,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,149	$11,149	$10,754	$10,754
Accrued payroll and related costs	21,863	21,863	23,063	23,063
Other accrued liabilities	25,305	25,137	24,310	24,340
Deferred revenue	1,103	1,103	627	627

Total current liabilities	59,420	59,252	58,754	58,784
Other liabilities	777	777	128	128
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of September 30, 2003 and December 31, 2002	167,534	167,534	164,222	164,222
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized	—	—	—	—
Common stock, no par value 200,000,000 shares authorized, 26,768,378 and 27,221,049 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	—	—	—	—
Additional paid-in capital	94,226	94,226	98,631	98,631
Retained earnings (deficit)	(3,590)	(4,450)	(8,345)	(8,713)
Stock subscriptions receivable	(2,012)	(2,012)	(2,218)	(2,218)
Accumulated other comprehensive loss	(3,609)	(3,609)	(5,898)	(5,898)

Total shareholders’ equity	85,015	84,155	82,170	81,802

Total liabilities and shareholders’ equity	$312,746	$311,718	$305,274	$304,936

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Restated		Restated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income(loss) available for common shareholders:
As reported	$(248)	$2,987	$(707)	$951
Stock-based employee compensation cost included in the determination of net income(loss) from operations as reported	—	—	—	—
Stock-based employee compensation cost had the fair value method been used	3,853	837	8,182	3,991

SFAS No. 123 pro forma	$(4,101)	$2,150	$(8,889)	$(3,040)

Earnings per share:
As reported
Basic	$(.01)	$.11	$(.03)	$.03

Diluted	$(.01)	$.11	$(.03)	$.03

SFAS No. 123 pro forma
Basic	$(.15)	$.08	$(.32)	$(.11)

Diluted	$(.15)	$.08	$(.32)	$(.11)

7.     Comprehensive Income

      Total comprehensive income is summarized as follows:

	Restated		Restated

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net income	$855	$4,100	$2,578	$4,263
Currency translation adjustment	673	450	409	2,480
Reclassification of unrealized gains on short-term investments	—	—	—	(191)

Total comprehensive income	$1,528	$4,550	$2,987	$6,552

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Recently Issued Financial Accounting Standards

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

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to the Company’s consolidated financial statements for 2003 and 2002 as previously reported in the Company’s Form 10-Q for the quarter ended September 30, 2003 and 2002.

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

      As a result of the physical inventory process and the recreation of the accounting records, the Company concluded that assets having a net book value of $2,561 were either missing, obsolete or had been appropriately capitalized but were assigned a life in excess of the maintenance period. The Company believes that the opening and closing of offices, together with substantial employee turnover, may have contributed to the lost equipment. The Company also completed an exhaustive analysis to determine the period or periods in which to attribute the charge related to these assets. Because the portion of the charges attributed to the 2002 financial statements is material, the Company concluded that it was required to restate its financial statements for all periods affected by the charge. The Company also decided to correct other errors identified and corrected in 2003 which had been previously deemed to be immaterial to the affected financial statements. These other adjustments consist of (1) $546 of COBRA payments received by the Company from former employees (primarily in 2002) for continuation of health care related benefits that were not accounted for on a timely basis and (2) lease buyout costs and accruals for travel related costs and certain subcontractor costs (an aggregate of $225) that were initially recorded in a year other than the year to which the costs relate. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148 and $78 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70 and $78 in 2003 and 2002, respectively. The adjustments increased (decreased) net income by $(134) and $(492) for the three month and nine months period ending September 30, 2003, respectively and by $105 and $(14) for the three month and nine months period ending September 30, 2002, respectively.

      Additional detail with respect to the impact of the restatement on the Company’s results of operations is reported in Note 2 (“Restatement of Financial Statements”) to the Company’s financial statements for the three months and nine months ended September 30, 2003 and 2002.

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

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for our IT professionals. In addition, cost of revenues includes certain depreciation and amortization, direct facility costs and contractual services. Gross profit increased $1.9 million from the $23.9 million reported in the third quarter of 2002. As a percentage of revenue, gross profit was 27.4% in the third quarter of 2003 compared with 24.1% in the third quarter of 2002. The improvement in gross margin was a result of an increase in utilization, a higher percentage of work being performed in India and the cost savings realized from the organizational realignment completed in the second quarter. Partially offsetting this improvement was a reduction in gross margin of $.6 million related to a loss contract.

      Gross profit for the nine months ended September 30, 2003 was $70.2 million compared with $73.9 million for the comparable period in 2002. As a percentage of revenue, gross profit was 24.5% and 25.9% for the nine month periods ended September 30, 2003 and 2002, respectively. Gross profit in 2003 was negatively impacted by severance of approximately $1.0 million related to the organizational realignment as well as a charges of approximately $2.0 million and $.7 million related to two individual loss contracts. These loss contracts have numerous factors which must be managed through project completion to achieve the level of loss recorded to date. The total loss recognized on these contracts through September 30, 2003 is approximately $2.6 million and $.6 million, respectively. It is possible that new information could require the Company to reassess the recorded loss reserves, ultimately resulting in the need to record an additional provision to the recorded loss reserves of these contracts. Gross margins for the nine month period ended September 30, 2002 benefited from one-time high margin sales of software licenses which improved gross profit by approximately $1.8 million.

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resources and recruiting departments, administrative and indirect facility costs. Selling, general and administrative costs were $19.3 million for the three months ended September 30, 2003 compared with $23.5 million for the comparable period in 2002. For the nine months ended September 30, 2003 and 2002, selling, general and administrative expenses were $64.1 million and $73.5 million respectively. Selling, general and administrative expenses in the three months ended September 30, 2003 include lower amounts for salaries and benefits resulting from the organizational realignment of the Company’s operations during the second quarter of 2003. On an annual basis, the Company estimates that the annual savings will be approximately $7.3 million in selling, general and administrative expenses. The Company recognized approximately $1.5 million in severance in connection with the realignment. In addition, amounts in 2002 include higher travel related expenses (approximately $.3 million) as well as higher levels of spending for sales and marketing costs (approximately $.5 million) and higher provision for incentive compensation (approximately $.5 million).

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

      Provision for Income Taxes. The effective tax rate in the third quarter and first nine months of 2003 was 36.6% and 40.3%, respectively and includes a one-time adjustment of $.2 million in the nine month period related to previously reported amounts. The Company’s tax rate is negatively impacted by permanent items such as Subpart F income and nondeductible travel and entertainment expenses as well as the mix of earnings between domestic and foreign operations. The Company estimates that its effective tax rate for the remainder of 2003 will be approximately 40%.

Liquidity and Capital Resources

      As of September 30, 2003, the Company had cash and short-term investments totaling $116.5 million. The Company generally funds its operations and working capital needs through internally generated funds. Cash provided from operations was $21.9 million for the nine month period ended September 30, 2003.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures on September 30, 2003 they concluded that the Company’s controls procedures were not adequately designed to timely notify them of material information that the Company is required to disclose in the reports it files with the SEC insofar as it relates to matters noted below under Changes in Internal Control.

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

      The Company provides COBRA benefits to its former employees for the continuation of healthcare benefits. Payments for these benefits are paid directly to an external benefits administrator. In 2003, the Company discovered that these payments, which it believed were being used by its external benefits administrator to offset its healthcare benefits expenses, were actually remitted to the Company but not deposited into its bank accounts on a timely basis. Management believes that it did not have adequate internal controls to prevent the issue from occurring or to identify it in a timely manner once it had occurred and has implemented internal controls necessary to strengthen the control over handling of COBRA payments. The Company now requires that COBRA payments go directly from the external benefits administrator to the Company’s lockbox.

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

      We have retained the services of another independent registered accounting firm to assist us in reviewing, outlining areas for potential remediation and testing internal controls associated with the requirements delineated in Section 404 of the Sarbanes-Oxley Act.

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