Form 10-K/A
period 2003-12-31
COVANSYS CORP
filed 2004-08-06
CIK 1028461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

      The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Covansys Corporation (the “Company”) for the year ended December 31, 2003 is to restate the Company’s consolidated financial statements for the years ended December 31, 2003, 2002 and 2001, and related disclosures, including the selected financial data included herein as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

      Subsequent to the issuance of its financial statements for the year ended December 31, 2003, the Company identified various adjustments, primarily relating to missing or obsolete equipment that required restatement of its previously issued financial statements. In connection with this restatement, the Company also made adjustments to prior years for healthcare related reimbursements and for certain other adjustments that had previously been recorded in incorrect periods. Each of these adjustments is described further below:

Equipment: In connection with a physical inventory process of its computer equipment and related peripherals performed during the first half of 2004, and an assessment of its furniture and fixtures based upon recent office closings and other restructuring activities, the Company identified missing computers and related peripherals, equipment that was obsolete or had been disposed of, and maintenance contracts that were appropriately capitalized but assigned a life in excess of the maintenance period. In addition, the Company determined that the carrying value attributable to certain furniture and fixtures should have been written off during the prior periods as offices were closed. The total amount of the adjustment was $2,561,000. The net book value of the missing or obsolete equipment and furniture as of December 31, 2003 was $1,495,000 of which $45,000, $526,000 and $436,000 was identified as relating to 2003, 2002 and 2001, respectively, and $488,000 was identified as relating to periods prior to 2001. The remaining amount of the charge of $1,066,000 was recorded in the first quarter of 2004 related to missing equipment which could not be identified with any particular period ($742,000) and for equipment that was deemed to be obsolete in the first quarter of 2004 ($324,000).

Healthcare Related Reimbursement: The Company provides COBRA benefits to its former employees for the continuation of healthcare benefits. Payments for these benefits are paid by former employees directly to an external benefits administrator. In 2003, the Company discovered that these payments, which it believed were being used by its external benefits administrator to offset the Company’s healthcare benefits expenses, were actually remitted to the Company but not deposited into its bank accounts on a timely basis. Of the $546,000 in payments recorded in 2003, $507,000 and $39,000 had been received and should have been initially recorded in 2002 and 2001, respectively.

Other Adjustments: Items included in this category include lease buyout costs and accruals for travel related costs and certain subcontractor costs that were initially recorded in a year other than the year to which the costs relate. Of the $225,000 in costs recorded in 2003, $79,000 and $80,000 should have been initially recorded in 2002 and 2001, respectively and $66,000 was identified as relating to periods prior to 2001. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148,000 and $78,000 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70,000 and $78,000 in 2003 and 2002, respectively.

      See Part II — Item 7 — “Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the circumstances giving rise to the restatement and related adjustments.

      As a result of the foregoing, the Company has restated its financial statements for each of the years ended December 31, 2003, 2002 and 2001, including the corresponding interim periods during those years, and has restated the results for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003 in amendments filed concurrently herewith on Forms 10-Q/A to its previously filed Forms 10-Q for each of the periods then ended. The Company has not amended and does not intend to amend its other previously filed annual reports on Form 10-K or its other quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments. For this reason, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

i

      The following items have been amended as a result of the restatement:

•	Part II — Item 6 — Selected Restated Financial Data;

•	Part II — Item 7 — Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II — Item 8 — Restated Financial Statement and Supplementary Data;

•	Part II — Item 9A — Controls and Procedures; and

•	Part IV — Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

      Additional detail regarding the restatement is included in Note 2 of the Notes to Consolidated Financial Statements included in Part II — Item 8 of this Amendment No. 1 on Form 10-K/A.

      Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the original report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 30, 2004 or modify or update those disclosures affected by subsequent events. Concurrently with the filing of this Form 10-K/A, the Company is also filing its Quarterly Report on Form 10-Q for the period ended March 31, 2004, the filing of which had been delayed pending the resolution of the accounting matters related to the restatement.

ii

COVANSYS CORPORATION AND SUBSIDIARIES

FORM 10-K/A

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

Item 6.	Selected Restated Financial Data

      The selected financial data presented below (restated data followed by as originally reported information) for the five years ended December 31, 2003, are derived from our Consolidated Financial Statements and related Notes thereto. The financial information for the years presented herein have been adjusted for the impact of restatement adjustments discussed in Note 2 of the Consolidated Financial Statements. The selected financial data should be read in conjunction with “Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Form 10-K/A.

	Years Ended December 31,

	Restated	Restated	Restated	Restated	Restated
	2003(b)	2002(c)	2001	2000(d)	1999(e)

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$378,630	$383,053	$404,734	$419,641	$443,541
Cost of revenues	286,183	284,427	290,658	308,233	297,171

Gross profit	92,447	98,626	114,076	111,408	146,370
Selling, general and administrative expenses	82,599	97,833	115,321	143,730	98,870
Restructuring, merger costs and other(a)	—	—	23,665	21,507	5,367

Income (loss) from operations	9,848	793	(24,910)	(53,829)	42,133
Other income, net	1,781	4,110	5,531	6,060	3,737

Income (loss) from continuing operations before provision (benefit) for income taxes	11,629	4,903	(19,379)	(47,769)	45,870
Provision (benefit) for income taxes	1,780	936	(8,668)	(11,332)	16,195

Income (loss) from continuing operations	9,849	3,967	(10,711)	(36,437)	29,675

Income (loss) from discontinued operations, net of income taxes	—	—	—	(1,692)	(15)
Gain on sale of discontinued operations, net of income taxes	—	—	—	6,072	—

Net income (loss)	9,849	3,967	(10,711)	(32,057)	29,660
Beneficial conversion feature	—	—	—	(23,651)	—
Convertible redeemable preferred stock dividends	(4,433)	(4,298)	(4,265)	(2,569)	—

Net income (loss) available for common shareholders	$5,416	$(331)	$(14,976)	$(58,277)	$29,660

Basic weighted average shares outstanding	26,975	27,734	28,704	32,892	37,267

Basic earnings (loss) per share	$0.20	$(.01)	$(0.52)	$(1.77)	$0.80

Diluted weighted average shares outstanding	27,204	27,734	28,704	32,892	38,212

Diluted earnings (loss) per share	$0.20	$(.01)	$(0.52)	$(1.77)	$0.78

	As of December 31,

	Restated	Restated	Restated	Restated	Restated
	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash and short term investments	$127,475	$101,551	$123,794	$140,123	$91,236
Working capital	188,271	164,899	187,270	206,940	166,051
Total assets	315,359	304,936	297,099	330,604	277,251
Revolving credit facility and long-term debt	—	—	—	—	—
Convertible redeemable preferred stock	168,655	164,222	159,924	155,660	—
Total shareholders’ equity	89,970	81,802	87,355	116,849	236,280

	Years Ended December 31,

	As	As	As	As	As
	Originally	Originally	Originally	Originally	Originally
	Reported	Reported	Reported	Reported	Reported
	2003(b)	2002(c)	2001	2000(d)	1999(e)

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$378,630	$383,053	$404,734	$419,641	$443,541
Cost of revenues	285,506	284,853	290,651	308,299	297,171

Gross profit	93,124	98,200	114,083	111,342	146,370
Selling, general and administrative expenses	82,530	97,545	115,011	143,467	98,645
Restructuring, merger costs and other(a)	—	—	23,665	21,507	5,367

Income (loss) from operations	10,594	655	(24,593)	(53,632)	42,358
Other income, net	1,781	4,110	5,531	6,060	3,737

Income (loss) from continuing operations before provision (benefit) for income taxes	12,375	4,765	(19,062)	(47,572)	46,095
Provision (benefit) for income taxes	2,055	880	(8,544)	(11,255)	16,283

Income (loss) from continuing operations	10,320	3,885	(10,518)	(36,317)	29,812

Income (loss) from discontinued operations, net of income taxes	—	—	—	(1,692)	(15)
Gain on sale of discontinued operations, net of income taxes	—	—	—	6,072	—

Net income (loss)	10,320	3,885	(10,518)	(31,937)	29,797
Beneficial conversion feature	—	—	—	(23,651)	—
Convertible redeemable preferred stock dividends	(4,433)	(4,298)	(4,265)	(2,569)	—

Net income (loss) available for common shareholders	$5,887	$(413)	$(14,783)	$(58,157)	$29,797

Basic weighted average shares outstanding	26,975	27,734	28,704	32,892	37,267

Basic earnings (loss) per share	$0.22	$(0.01)	$(0.51)	$(1.77)	$0.80

Diluted weighted average shares outstanding	27,204	27,734	28,704	32,892	38,212

Diluted earnings (loss) per share	$0.22	$(0.01)	$(0.51)	$(1.77)	$0.78

	As of December 31,

	As	As	As	As	As
	Originally	Originally	Originally	Originally	Originally
	Reported	Reported	Reported	Reported	Reported
	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash and short term investments	$127,475	$101,005	$123,755	$140,123	$91,236
Working capital	188,198	164,383	187,157	206,900	166,051
Total assets	316,271	305,274	297,623	330,901	277,388
Revolving credit facility and long-term debt	—	—	—	—	—
Convertible redeemable preferred stock	168,655	164,222	159,924	155,660	—
Total shareholders’ equity	90,809	82,170	87,805	117,106	236,417

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

(b)	On February 11, 2004, we issued a press release which announced our unaudited earnings for the three month period and year ended December 31, 2003, as well as the summarized balance sheet as of December 31, 2003. Subsequent to our earnings announcement, management identified certain necessary adjustments that decreased revenue, gross profit, income from operations, net income and basic and diluted earnings per share. These adjustments have been included in the amounts presented for 2003 in its previously filed Form 10-K and in this Form 10-K/A.

(c)	On May 31, 2002 we acquired all of the capital stock of PDA Software Services, Inc. (“PDA”). This acquisition was accounted for by the purchase method of accounting and, accordingly, the operating results of PDA have been included in the consolidated financial statements since the date of acquisition.

(d)	On September 28, 2000, we sold Synova Inc. (“Synova”), our contract programming subsidiary, to a related party for a gain of $6.1 million, net of income taxes. The consolidated balance sheets, statements of operations and statements of cash flows of the Company included in this Form 10-K/A have been retroactively restated to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “Income (loss) from discontinued operations.”

(e)	On April 20, 1999, we acquired E-Business Solutions.com, Inc. (“EBS”), formerly Impact Innovations Group, Inc. This acquisition was accounted for by the purchase method of accounting and, accordingly, the operating results of EBS have been included in the consolidated financial statements since the date of acquisition.

Item 7.	Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in Item 8 of this Form 10-K/A. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include general economic conditions and conditions in the IT industry such as the demand for IT services, public sector government budgetary constraints, potential cost overruns on fixed-price projects, effective application of the percentage of completion method of accounting for fixed price contracts, risks related to merger, acquisition and strategic investment strategy, variability of operating results, government regulation of immigration, exposure to regulatory, political and economic conditions in India and Asia, competition in the IT services industry, the short-term nature and termination provisions of contracts, economic conditions unique to clients in specific industries and limited protection of intellectual property rights.

Restatement of Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001.

      The financial statements have been restated to reflect adjustments to the Company’s financial information previously reported on Forms 10-K for the years ended December 31, 2003, 2002 and 2001. The Company’s 2003 and 2002 quarterly financial information also has been restated to reflect adjustments to the Company’s previously reported financial information on Forms 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

      The adjustments giving rise to the Company’s need to restate its financial statements relate primarily to missing or obsolete equipment that came to light as a result of a physical inventory process that the Company commenced in the first quarter of 2004 and completed in June 2004 in order to facilitate the conversion of its property and equipment data into a new property and equipment accounting system. The Company’s decision to migrate its current data from its historic sub-ledger schedules to a property and equipment module within SAP® (the Company’s enterprise resource planning solution) was aimed at improving data integrity, increasing efficiency and reducing risk of manual error. Prior to loading the data into the new module, the Company needed to be assured that the data were accurate and asset specific. As part of that endeavor, a physical inventory process was undertaken. Missing furniture was quantified through an assessment of furniture and fixtures based upon office closings and other restructuring activities.

      As a result of this inventory and assessment, the Company became aware that its sub-ledger system did not include uniform and adequate asset-specific information. Historically, when equipment was purchased, it was recorded on the appropriate fixed-asset sub-ledger. The sub-ledger schedules identified the purchase date, invoice number, general description, cost and annual and accumulated depreciation, However, because the sub-ledger was only designed to track costs and depreciation for accounting purposes, it did not include purchase order information, asset location or relocation or serial number data for asset tracking purposes.

      To address this situation, the Company attempted to recreate the appropriate accounting records by examining each invoice and purchase order generated dating back to the most recent year during which the Company performed a physical inventory — 1999. As a result of the physical inventory process and the recreation of the accounting records, the Company concluded that assets having a net book value of $2.6 million were either missing, obsolete or had been appropriately capitalized but were assigned a life in excess of the maintenance period. The Company believes that the opening and closing of offices, together with substantial employee turnover, may have contributed to the lost equipment. The Company also completed an exhaustive analysis to determine the period or periods in which to attribute the charge related to these assets. Because the portion of the charges attributed to the 2002 financial statements is material, the Company concluded that it was required to restate its financial statements for all periods affected by the charge. The Company also decided to correct other errors identified and corrected in 2003 which had been previously deemed to be immaterial to the affected financial statements. These other adjustments consist of (1) $.5 million of COBRA payments received by the Company from former employees (primarily in 2002) for continuation of health care related benefits that were not accounted for on a timely basis and (2) lease buyout costs and accruals for travel related costs and certain subcontractor costs (an aggregate of $.2 million) that were initially recorded in a year other than the year to which the costs relate. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $.2 million and $.1 million as of December 31, 2003 and 2002, and corresponding credits to earnings of $.1 million and $.1 million in 2003 and 2002, respectively.

      The Company has been unable to determine the period or periods during which assets with a net book value of $.7 million, as of January 1, 2004 left its possession. Because the Company cannot determine the period or periods to which the loss relates, the Company has recorded a charge in that amount in its financial statements for its first quarter 2004 in its Form 10-Q for the period ended March 31, 2004, filed concurrently with this Form 10-K/A.

      As noted above, the Company restated its financial statements for all periods affected by the charge including the years ended December 31, 2000 and 1999, the effect of which was to reduce (increase) income (loss) from continuing operations before income taxes by ($.2 million) and $.2 million in 2000 and 1999, respectively. Diluted earnings per share were not affected in either period.

      Additional detail with respect to the impact of the restatement on the Company’s results of operations is reported in Note 2 (“Restatement of Financial Statements”) to the Company’s financial statements for the years ended December 31, 2003 and 2002. As noted therein, the report previously issued by Arthur Andersen LLP (the Company’s former independent accountants) on the Company’s consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 have not been reissued and does not address the changes affected by the restatement of the Company’s financial statements reported in this Form 10-K/A, which changes had an inconsequential effect on the financial statements for those years.

      Management has determined that the internal control issue underlying the need to restate its financial statements, as described above, constitutes a material weakness in its system of internal accounting controls as defined under standards established by the Public Company Accounting Oversight Board and has implemented a plan to strengthen the recording and tracking of its fixed assets as well as the recording of COBRA payments received by the Company. (See Part II - Item 9A of this Form 10-K/A.) The major components of this plan include:

•	The implementation of a fixed asset module and the integration of this module within the Company’s ERP system.

•	The development of a policy and procedure manual regrading the recording, tracking and depreciation of fixed assets.

•	Periodic physical inventories of fixed assets.

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

      The Securities and Exchange Commission has defined “critical accounting policies” as those that are most important to the portrayal of a company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates. Based on this definition, we have identified the critical accounting policies discussed below. We have other significant accounting policies, which also involve the use of estimates, judgments and assumptions that are integral to understanding our results of operations. For a complete discussion of all significant accounting policies, see Note 1 of our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A.

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

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income. The Company utilized domestic net operating loss carryforwards during 2003 and expects to utilize the remaining net operating loss carryforwards, to the extent not otherwise limited, during 2004. The effective tax rate was 15.3% for the full year 2003. The tax rate for the full year included a $3.2 million favorable tax adjustment related to the settlement of income tax audits for the years 1998 through 2001. The Company estimates that its effective tax rate in 2004 and beyond will be at, or below, 37%. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

	Years Ended December 31,

	Restated	Restated	Restated
	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Cost of revenues	75.6	74.3	71.8

Gross profit	24.4	25.7	28.2
Selling, general and administrative expenses	21.8	25.5	28.5
Restructuring, merger costs and other	0.0	0.0	5.8

Income (loss) from operations	2.6%	0.2%	(6.1)%

      Revenue and gross profit by segment is as follows:

	Years Ended December 31,

	Restated	Restated	Restated
	2003	2002	2001

Revenues —
Commercial	$241,202	$223,272	$252,990
Less intersegment	(557)	—	—

	240,645	223,272	252,990
Public Sector	112,913	130,591	118,953
India/Asia	75,050	60,613	46,402
Less intersegment	(61,601)	(47,949)	(31,036)

	13,449	12,664	15,366
Europe	15,586	18,260	16,036
Less intersegment	(3,686)	(2,068)	—

	11,900	16,192	16,036
Other	(277)	334	1,389

	$378,630	$383,053	$404,734

Gross profit —
Commercial	$61,508	$42,861	$45,304
Public Sector	21,666	38,430	45,342
India/Asia	9,452	12,608	19,624
Europe	3,747	4,593	5,730
Other	(3,926)	134	(1,924)

	$92,447	$98,626	$114,076

2003 Compared to 2002

	Restated			Restated
	2003			2002

	1st Half	2nd Half	Full Year	Full Year

Revenue	$192.8	$185.8	$378.6	$383.1
Gross profit	$44.4	$48.0	$92.4	$98.6
% of revenue	23.0%	25.8%	24.4%	25.7%
Selling, general and administrative expenses	$44.8	$37.8	$82.6	$97.8
% of revenue	23.2%	20.3%	21.8%	25.5%
Income (loss) from operations	$(0.4)	$10.2	$9.8	$.8
% of revenue	(0.2)%	5.5%	2.6%	0.2%

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

      During the year the company realigned its operations into four operating segments and other (see Notes 15 and 18); Commercial, Public Sector, India/ Asia and Europe. Revenue in the Commercial segment was $240.6 million in 2003, a 7.7% increase over 2002 revenue of $223.3 million. This increase is the result of the combination of new logos and growth in several large relationships. Public Sector revenue declined to $112.9 million in 2003 from $130.6 million in 2002. Public Sector 2003 revenue included an incremental $8.9 million in revenue associated with the full year benefit of PDA which was acquired May 31, 2002. The decline in Public Sector revenue was the result of completion of numerous projects during the year combined with a slow down in requests for proposals (RFP) for potential new projects being issued by the states during the second half of 2002 and first half of 2003. The budgetary pressures at the state and local government level impacted the number of projects initiated by numerous state and local government entities during 2003. The company experienced an increase in the level of RFP’s during the second half of 2003.

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

      Gross Profit. Total company gross profit was $92.4 million, or 24.4% of revenue, in 2003 compared with $98.6 million, or 25.7% of revenues, in 2002. Gross profit in 2003 was negatively impacted by $1.8 million in severance and $6.2 million of negative gross margin across four challenged projects in Public Sector.

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

      The success of the actions initiated during the second quarter are evident in the gross margin improvement from 23.0% in the first half of 2003 to 25.8% for the second half of 2003. The margin improvement is more pronounced when adjusted for the challenged projects in Public Sector.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $82.6 million or 21.8% of revenue in 2003 inclusive of $2.4 million of severance and lease termination costs, a decrease from $97.8 million or 25.5% of revenue for 2002 which included $1.4 million of severance. Selling, general and administrative expense as a percent of revenue declined from approximately 23.2% during the first half of 2003 to approximately 20.3% for the second half of 2003. This 15.6% reduction in selling, general and administrative from 2002 to 2003 was primarily the result of the organizational realignment initiated during the second quarter of 2003. Through the elimination of overlapping layers in the organization as part of our organizational realignment we were able to cut costs and better align our support structure with our Commercial, Public Sector and India focus. The largest component of selling, general and administrative expense is labor costs. We reduced the total number of selling, general and administrative employees from 479, representing 10% of our total workforce, at the end of 2002 to 356, representing 7% of our total workforce, at the end of 2003.

      Income from Operations. Income from operations was $9.8 million or 2.6% of revenue for 2003 up substantially from $0.8 million or 0.2% of revenue for 2002. The year over year improvement was driven by the organizational realignment initiated during the second quarter. The substantial improvement in selling, general and administrative expenses offset the year over year decline in gross margin. The actions taken during the second quarter are highlighted by an increase in income (loss) from operations as a percentage of revenue from (0.2)% for the first half of 2003 to 5.5% for the second half of 2003. The actions included:

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

      Income (loss) from operations for Europe improved to $0.7 million in 2003 from a loss in 2002 of ($0.7) million. The improvement was the result of a substantial reduction in selling, general and administrative expenses in 2003 compared to 2002.

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

      Provision for Income Taxes. The provision for income taxes for fiscal 2003 was $1.8 million compared with $0.9 million for fiscal 2002. The effective tax rate was 15.3% for 2003 compared with 19.1% for 2002. The effective rate for 2002 incorporates the benefit of a lower blended tax rate in India relative to the U.S. rate. The tax provision and tax rate for 2003 included a $3.2 million favorable tax adjustment related to the settlement of income tax audits for the years 1998 through 2001. The overall effective rate was negatively impacted by permanent items such as subpart F income and travel and entertainment expense. Federal and state cash taxes will be limited as the company utilizes domestic net operating loss carryforwards.

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

      Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries (including nonbillable and training time), benefits, travel and relocation for IT professionals. In addition, cost of revenues includes depreciation and amortization, direct facility costs, delivery management, and contractual services. Gross profit decreased 13.5% to $98.6 million in fiscal 2002 from $114.1 million in fiscal 2001. Gross profit as a percentage of revenue decreased from 28.2% in fiscal 2001 to 25.7% in fiscal 2002. These decreases in gross profit and gross profit as a percentage of revenues are primarily due to lower bill rates in the U.S. and India resulting from increased market pressures, changes in project mix and project phase, start-up costs on large new projects, and the process to transition from onshore to offshore delivery.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs associated with our direct selling and marketing efforts, human resource and recruiting departments, administration and indirect facility costs. Selling, general and administrative expenses decreased 15.2% to $97.8 million in fiscal 2002 compared to $115.3 million in fiscal 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 28.5% in fiscal 2001 to 25.5% in fiscal 2002. These decreases are primarily due to close management of spending through targeted actions in fiscal 2002, as well as the impact of eliminating approximately $.6 million of goodwill amortization resulting from the adoption of SFAS 142. Selling, general and administrative expenses for the year ended December 31, 2002 includes an approximate $1.2 million charge for an operating lease which management determined was no longer needed; $.6 million in severance associated with the elimination of certain senior level positions; and $.8 million for other legal costs including non-recurring expenses incurred by a special committee of independent directors of our Board of Directors in connection with the possible acquisition of all of our outstanding Common Stock by an existing shareholder at a price exceeding the current market price. These discussions were terminated.

      Income (loss) from Operations. Income from operations was $0.8 million for 2002 compared with a loss from operations of ($24.9) million for 2001. The 2001 loss from operations included a charge for restructuring, merger costs and other of $23.7 million (See Note 18). The loss from operations for 2001 excluding the restructuring, merger costs and other charge was ($1.2) million. The improvement between 2002 and 2001 income (loss) from operations excluding restructuring, merger costs and other is supported by the substantial reduction in selling, general and administrative expenses offset by a year-over-year decline in gross profit.

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

      Provision for Income Taxes. The provision for income taxes for fiscal 2002 was $.9 million compared to a benefit for income taxes for fiscal 2001 of $8.7 million. During fiscal 2002, we incurred taxable income in India which was partially offset by tax losses in the United States. The tax losses in the United States are in excess of tax carrybacks. We benefit from tax losses in the United States as we expect to realize tax assets through future U.S. taxable income. The effective rate for 2002 is the result of a lower tax rate in India versus the United States.

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

      In fiscal 2003, the Company recorded costs of $4.2 million related to various headcount reductions, including as discussed above, and termination of lease obligations associated with the consolidation of facilities. Amounts related to lease terminations will be paid out through 2006. Amounts related to severance will be paid through 2004.

      In fiscal 2002, the Company recorded restructuring and other costs of $1.3 million related to the termination of 30 employees, including employees from executive management and certain business units.

      In fiscal 2001, the Company recorded restructuring and other costs of $23.7 million, consisting of the following (in millions):

Write-down resulting from the disposal of an equity investment and related note receivable, plus transaction costs	$14.7
Severance costs	5.3
Termination of lease obligations associated with consolidation of facilities	.9
Discontinued acquisition discussions	1.7
Other	1.1

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

      The Company has a note receivable in the amount of $.6 million from a director. This note bears interest at 8.25% and is due in December 2006.

      The Company has a note receivable in the amount of $.4 million from an executive officer. This note bears interest at 2.5%.

      The Company has a non-interest bearing note receivable in the amount of $.1 million from a co-chairman of the Company’s Board of Directors.

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

Liquidity and Capital Resources

      As of December 31, 2003, we had cash and short-term investments totaling $127.5 million. We generally fund our operations and working capital needs through internally generated funds. Cash provided by operating activities was $35.0 million, $16.5 million, and $18.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The significant increase in cash flow was generated from earnings and depreciation and amortization in excess of capital investment.

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

      We are exposed to market risk for the effect of foreign currency fluctuations and interest rate changes. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Item 7 of this Form 10-K/A — Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

Item 8.     Restated Financial Statement and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covansys Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Covansys Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Covansys Corporation for the year ended December 31, 2001, prior to the revisions described in Note 5 and Note 15, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 31, 2002.

      As described in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

      As described in Note 2 to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements.

      As discussed above, the consolidated financial statements of Covansys Corporation for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 5 and Note 15, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002 and to revise the disclosures required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” resulting from a change in the composition of the Company’s reportable segments. We audited, for 2001, the transitional disclosures described in Note 5 and the adjustments to revise the disclosures described in Note 15. In our opinion, the transitional disclosures in Note 5 are appropriate and the adjustments described in Note 15 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 30, 2004 except for Note 2, as to which the date is August 3, 2004

      The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As described in Note 2, the consolidated financial statements for the year ended December 31, 2001 have been restated for certain adjustments as described therein. As described in Note 5 and Note 15, the consolidated financial statements for the year ended December 31, 2001 have been modified to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002 and to revise the disclosures required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” resulting from a change in the composition of the Company’s reportable segments. The Arthur Andersen LLP report does not extend to these changes to the consolidated financial statements for the year ended December 31, 2001. The modifications to the consolidated financial statements for the year ended December 31, 2001 as included in Notes 5 and 15, were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein. Note that the report previously issued by Arthur Andersen LLP includes certain fiscal years that are not required to be presented in the accompanying consolidated financial statements as of and for the year ended December 31, 2003.

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

ARTHUR ANDERSEN LLP

Detroit, Michigan

January 31, 2002

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	Restated	Restated
	2003	2002

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$89,671	$88,288
Short term investments	37,804	13,263

Cash and short term investments	127,475	101,551
Accounts receivable, net	69,755	69,290
Revenue earned in excess of billings	32,127	42,500
Deferred taxes	9,396	4,235
Prepaid expenses and other	5,363	6,107

Total current assets	244,116	223,683
Property and equipment, net	31,253	34,972
Computer software, net	5,430	6,958
Goodwill	18,441	17,053
Deferred taxes	4,231	9,998
Other assets	11,888	12,272

Total assets	$315,359	$304,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,290	$10,754
Accrued payroll and related costs	21,462	23,063
Other accrued liabilities	21,854	24,340
Deferred revenue	1,239	627

Total current liabilities	55,845	58,784
Other liabilities	889	128
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2003 and 2002	168,655	164,222
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 26,792,547 and 27,221,049 shares issued and outstanding as of December 31, 2003 and 2002, respectively	—	—
Additional paid-in capital	93,165	98,631
Retained earnings (deficit)	1,136	(8,713)
Stock subscriptions receivable	(1,790)	(2,218)
Accumulated other comprehensive loss	(2,541)	(5,898)

Total shareholders’ equity	89,970	81,802

Total liabilities and shareholders’ equity	$315,359	$304,936

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	Restated	Restated	Restated
	2003	2002	2001

	(In thousands, except per share data)
Revenues	$378,630	$383,053	$404,734
Cost of revenues	286,183	284,427	290,658

Gross profit	92,447	98,626	114,076
Selling, general and administrative expenses	82,599	97,833	115,321
Restructuring, merger costs and other	—	—	23,665

Income (loss) from operations	9,848	793	(24,910)
Other (income), net	(1,781)	(4,110)	(5,531)

Income (loss) before provision (benefit) for income taxes	11,629	4,903	(19,379)
Provision (benefit) for income taxes	1,780	936	(8,668)

Net income (loss)	9,849	3,967	(10,711)
Convertible redeemable preferred stock dividends	(4,433)	(4,298)	(4,265)

Net income (loss) available for common shareholders	$5,416	$(331)	$(14,976)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.20	$(0.01)	$(0.52)

Diluted earnings (loss) per share	$0.20	$(0.01)	$(0.52)

Basic weighted average shares outstanding	26,975	27,734	28,704
Dilutive effect of options	229	—	—
Convertible redeemable preferred stock	(A )	(A )	(A )

Diluted weighted average shares outstanding	27,204	27,734	28,704

(A)	Anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Restated		Accumulated	Restated
	Common Stock	Additional	Retained	Stock	Other	Total
	Shares	Paid-In	Earnings	Subscriptions	Comprehensive	Shareholders’
	Outstanding	Capital	(Deficit)	Receivable	Loss	Equity

	(Dollars in thousands)
Balance — December 31, 2000 as originally reported	29,577,428	$122,139	$2,553	$(3,176)	$(4,410)	$117,106
Effect of restatement on periods ending on or prior to December 31, 2000	—	—	(257)	—	—	(257)

Balance — December 31, 2000 as restated	29,577,428	122,139	2,296	(3,176)	(4,410)	116,849
Net loss as restated	—	—	(10,711)	—	—	(10,711)
Currency translation adjustment	—	—	—	—	(2,139)	(2,139)
Stock options exercised	28,878	159	—	—	—	159
Repayment of stock subscriptions receivable	—	—	—	814	—	814
Issuances of common stock and other	131,244	1,118	—	—	—	1,118
Convertible redeemable preferred stock dividend	—	—	(4,265)	—	—	(4,265)
Repurchases of common stock	(1,482,700)	(14,470)	—	—	—	(14,470)

Balance — December 31, 2001	28,254,850	108,946	(12,680)	(2,362)	(6,549)	87,355
Net income as restated	—	—	3,967	—	—	3,967
Currency translation adjustment					460	460
Unrealized gains on short term investments	—	—	—	—	191	191
Stock options exercised	2,518	40	—	(13)	—	27
Repayment of stock subscriptions receivable	—	—	—	157	—	157
Issuances of common stock and other	88,057	526	—	—	—	526
Convertible redeemable preferred stock dividend	—	(4,298)	—	—	—	(4,298)
Repurchases of common stock	(1,124,376)	(6,583)	—	—	—	(6,583)

Balance — December 31, 2002	27,221,049	98,631	(8,713)	(2,218)	(5,898)	81,802
Net income as restated	—	—	9,849	—	—	9,849
Currency translation adjustment					3,548	3,548
Reclassification of unrealized gains on short term investments	—	—	—	—	(191)	(191)
Stock options exercised	30,021	83	—	—	—	83
Repayment of stock subscriptions receivable	—	—	—	428	—	428
Issuances of common stock and other	98,677	369	—	—	—	369
Convertible redeemable preferred stock dividend	—	(4,433)	—	—	—	(4,433)
Repurchases of common stock	(557,200)	(1,485)	—	—	—	(1,485)

Balance — December 31, 2003	26,792,547	$93,165	$1,136	$(1,790)	$(2,541)	$89,970

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	Restated	Restated	Restated
	2003	2002	2001

	(Dollars in thousands)
Cash flows provided by (used in) operating activities —
Net income (loss)	$9,849	$3,967	$(10,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,198	14,884	11,696
Loss on disposal and obsolescence of property and equipment	944	532	256
Provision for doubtful accounts	875	815	1,626
Write-down of equity investment and receivable from affiliate	—	—	19,384
Provision (benefit) for deferred income taxes	1,824	(1,139)	(695)
Gain from sale of short term investments	(1,008)	—	—
Loss on sale of investment	680	—	—
Change in assets and liabilities:
Accounts receivable and revenue earned in excess in billings	9,033	(8,643)	2,778
Prepaid expenses and other assets	995	267	(644)
Accounts payable, accrued payroll and related costs and other	(4,015)	5,712	(4,050)
Deferred revenue	612	133	(1,257)

Net cash provided by operating activities	34,987	16,528	18,383
Cash flows provided by (used in) investing activities —
Investment in property, equipment and other	(9,292)	(16,058)	(8,174)
Payment of loan guarantee for affiliate	—	—	(13,608)
Investment in computer software	(909)	(1,021)	(124)
Proceeds from sale of available for sale securities	170,149	—	—
Purchases of available for sale securities	(192,948)	(13,072)	—
Business acquisitions and investments, net of cash acquired	—	(16,011)	—

Net cash used in investing activities	(33,000)	(46,162)	(21,906)
Cash flows provided by (used in) financing activities —
Net proceeds from issuances of common stock and other	370	526	969
Net proceeds from exercise of stock options	511	185	695
Repurchases of common stock	(1,485)	(6,583)	(14,470)

Net cash used in financing activities	(604)	(5,872)	(12,806)

Increase (decrease) in cash and cash equivalents	1,383	(35,506)	(16,329)
Cash and cash equivalents at beginning of period	88,288	123,794	140,123

Cash and cash equivalents at end of period	$89,671	$88,288	$123,794

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$3,775	$(10,339)	$662

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

Comprehensive Income (Loss)

      Total comprehensive income (loss) is summarized as follows:

	Year Ended December 31,

	Restated	Restated	Restated
	2003	2002	2001

Net income (loss)	$9,849	$3,967	$(10,711)
Currency translation adjustment	3,548	460	(2,139)
Unrealized gains on short term investments	—	191	—
Reclassification of unrealized gains on short term investments	(191)	—	—

Total comprehensive income (loss)	$13,206	$4,618	$(12,850)

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

	Restated	Restated	Restated
	2003	2002	2001

Net income (loss) available for common shareholders:
As reported	$5,416	$(331)	$(14,976)
Stock-based employee compensation cost included in the determination of net income (loss) available for common shareholders	—	—	—
Stock-based employee compensation cost had the fair value method been used	4,422	11,493	14,479

SFAS No. 123 pro forma	$994	$(11,824)	$(29,455)

Basic earnings (loss) per share:
As reported	$0.20	$(.01)	$(0.52)

SFAS No. 123 pro forma	$0.04	$(.43)	$(1.03)

Diluted earnings (loss) per share:
As reported	$0.20	$(.01)	$(0.52)

SFAS No. 123 pro forma	$0.04	$(.43)	$(1.03)

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

Equipment: In connection with a physical inventory process of its computer equipment and related peripherals performed during the first half of 2004, and an assessment of its furniture and fixtures based upon recent office closings and other restructuring activities, the Company identified missing computers and related peripherals, equipment that was obsolete or had been disposed of, and maintenance contracts that were appropriately capitalized but assigned a life in excess of the maintenance period. In addition, the Company determined that the carrying value attributable to certain furniture and fixtures should have been written off during the prior periods as offices were closed. The net book value of the missing or obsolete equipment and furniture as of December 31, 2003 was $1,495 of which $45, $526 and $436 was identified as relating to 2003, 2002 and 2001, respectively and $488 was identified as relating to periods prior to 2001. An additional charge of $1,066 was recorded in the first quarter of 2004 relating to missing equipment which could not be identified with any particular period ($742) and for equipment deemed to be obsolete in the first quarter of 2004 ($324).

Healthcare Related Reimbursement: The Company provides COBRA benefits to its former employees for the continuation of healthcare benefits. Payments for these benefits are paid by former employees directly to an external benefits administrator. In 2003, the Company discovered that these payments, which it believed were being used by its external benefits administrator to offset the Company’s healthcare benefits expenses, were actually remitted to the Company but not deposited into its bank accounts on a timely basis. Of the $546 in payments recorded in 2003, $507 and $39 had been received and should have been initially recorded in 2002 and 2001, respectively.

Other Adjustments: Items included in this category include lease buyout costs and accruals for travel related costs and certain subcontractor costs that were initially recorded in a year other than the year to which the costs relate. Of the $225 in costs recorded in 2003, $79 and $80 should have been initially recorded in 2002 and 2001, respectively and $66 was identified as relating to periods prior to 2001. In addition, the Company recorded other corrections, resulting in a reduction to accrued liabilities of $148 and $78 as of December 31, 2003 and 2002, and corresponding credits to earnings of $70 and $78 in 2003 and 2002, respectively.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule reconciles net income (loss) available for common shareholders for 2003, 2002 and 2001 as originally reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Year Ended December 31,

	2003	2002	2001

	(In thousands,
	except per share data)
Net income (loss) available for common shareholders as originally reported	$5,887	$(413)	$(14,783)
Adjustments (pre-tax)
Property and equipment	45	526	436
Healthcare related reimbursement	546	(507)	(39)
Other adjustments	155	(157)	(80)

Total adjustments (pre-tax)	746	(138)	317
Tax effect of restatement adjustments	275	(56)	124

Total net adjustments	471	(82)	193

Net income (loss) available for common shareholders as restated	$5,416	$(331)	$(14,976)

Earnings (loss) per share
Basic earnings (loss) per share as originally reported	$0.22	$(0.01)	$(0.51)
Effect of adjustments	(0.02)	—	(0.01)

Basic earnings (loss) per share as restated	$0.20	$(0.01)	$(0.52)

Diluted earnings (loss) per share as originally reported	$0.22	$(0.01)	$(0.51)
Effect of adjustments	(0.02)	—	(0.01)

Diluted earnings (loss) per share as restated	$0.20	$(0.01)	$(0.52)

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the effect of the adjustments described above on the consolidated statement of operations for each of the years ended December 31, 2003, 2002 and 2001:

	Year Ended		Year Ended		Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001

	As		As		As
	Originally	As	Originally	As	Originally	As
	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Revenues	$378,630	$378,630	$383,053	$383,053	$404,734	$404,734
Cost of revenues	285,506	286,183	284,853	284,427	290,651	290,658

Gross profit	93,124	92,447	98,200	98,626	114,083	114,076
Selling, general and administrative expenses	82,530	82,599	97,545	97,833	115,011	115,321
Restructuring, merger costs and other	—	—	—	—	23,665	23,665

Income (loss) from operations	10,594	9,848	655	793	(24,593)	(24,910)
Other (income), net	(1,781)	(1,781)	(4,110)	(4,110)	(5,531)	(5,531)

Income (loss) before provision (benefit) for income taxes	12,375	11,629	4,765	4,903	(19,062)	(19,379)
Provision (benefit) for income taxes	2,055	1,780	880	936	(8,544)	(8,668)

Net income (loss)	10,320	9,849	3,885	3,967	(10,518)	(10,711)
Convertible redeemable preferred stock dividends	(4,433)	(4,433)	(4,298)	(4,298)	(4,265)	(4,265)

Net income (loss) available for common shareholders	$5,887	$5,416	$(413)	$(331)	$(14,783)	$(14,976)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.22	$0.20	$(0.01)	$(0.01)	$(0.51)	$(0.52)

Diluted earnings (loss) per share	$0.22	$0.20	$(0.01)	$(0.01)	$(0.51)	$(0.52)

Basic weighted average shares outstanding	26,975	26,975	27,734	27,734	28,704	28,704
Dilutive effect of options	229	229	—	—	—	—
Convertible redeemable preferred stock	(A )	(A )	(A )	(A )	(A )	(A )

Diluted weighted average shares outstanding	27,204	27,204	27,734	27,734	28,704	28,704

(A)	Anti-dilutive

      In addition, the Company restated its financial statements for the years ended December 31, 2000 and 1999. The effect of the restatement reduced income (increased loss) from continuing operations before provision (benefit) by ($197) (from $(47,572) to $(47,769)) and $225 (from $46,095 to $45,870) and net income (loss) available for common shareholders by ($120) (from ($58,157) to ($58,277) and $137 (from $29,797 to $29,660), in 2000 and 1999, respectively. The net effect of these restatements of $257 is reflected in the Consolidated Statement of Shareholders’ Equity as an adjustment to the balance of retained earnings as of December 31, 2000. Management believes that the effect of the adjustments for each of the years 2001, 2000 and 1999 is inconsequential.

      See Note 20 for the effects of the adjustments discussed above on the unaudited supplemental quarterly financial information for the quarters ended March 31, June 30, September 30 and December 31, 2003 and 2002, respectively.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at December 31, 2003 and 2002.

	December 31, 2003		December 31, 2002

	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$89,671	$89,671	$87,742	$88,288
Short term investments	37,804	37,804	13,263	13,263

Cash and short term investments	127,475	127,475	101,005	101,551
Accounts receivable, net	69,755	69,755	69,290	69,290
Revenue earned in excess of billings	32,127	32,127	42,500	42,500
Deferred taxes	9,396	9,396	4,235	4,235
Prepaid expenses and other	5,363	5,363	6,107	6,107

Total current assets	244,116	244,116	223,137	223,683
Property and equipment, net	32,748	31,253	36,422	34,972
Computer software, net	5,430	5,430	6,958	6,958
Goodwill	18,441	18,441	17,053	17,053
Deferred taxes	3,648	4,231	9,432	9,998
Other assets	11,888	11,888	12,272	12,272

Total assets	$316,271	$315,359	$305,274	$304,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,290	$11,290	$10,754	$10,754
Accrued payroll and related costs	21,462	21,462	23,063	23,063
Other accrued liabilities	21,927	21,854	24,310	24,340
Deferred revenue	1,239	1,239	627	627

Total current liabilities	55,918	55,845	58,754	58,784
Other liabilities	889	889	128	128
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2003 and 2002	168,655	168,655	164,222	164,222
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized	—	—	—	—
Common stock, no par value 200,000,000 shares authorized, 26,792,547 and 27,221,049 shares issued and outstanding as of December 31, 2003 and 2002, respectively	—	—	—	—
Additional paid-in capital	93,165	93,165	98,631	98,631
Retained earnings (deficit)	1,975	1,136	(8,345)	(8,713)
Stock subscriptions receivable	(1,790)	(1,790)	(2,218)	(2,218)
Accumulated other comprehensive loss	(2,541)	(2,541)	(5,898)	(5,898)

Total shareholders’ equity	90,809	89,970	82,170	81,802

Total liabilities and shareholders’ equity	$316,271	$315,359	$305,274	$304,936

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Common Stock Repurchase Program

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

4.	Acquisitions

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

Accounts receivable, net	$3,816
Prepaids and other current assets	281
Property and equipment, net	956
Computer software	5,694
Other assets	35
Goodwill	6,362
Accounts payable	223
Accrued payroll and other	1,007

5.	Goodwill

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

	Restated	Restated	Restated
	2003	2002	2001

Net income (loss) available for common shareholders	$5,416	$(331)	$(14,976)
Goodwill amortization, net of tax	—	—	561

Net income (loss) available for common shareholders	$5,416	$(331)	$(14,415)

Basic income (loss) per common share:
Weighted average shares outstanding	26,975	27,734	28,704
Income (loss) available for common shareholders	$0.20	$(0.01)	$(0.52)
Goodwill amortization, net of tax	—	—	0.02

Basic income (loss) available for common shareholders	$0.20	$(0.01)	$(0.50)

Diluted income (loss) per common share:
Weighted average shares outstanding	27,204	27,734	28,704
Income (loss) available for common shareholders	$0.20	$(0.01)	$(0.52)
Goodwill amortization, net of tax	—	—	0.02

Diluted income (loss) available for common shareholders	$0.20	$(0.01)	$(0.50)

      The following table summarizes the change in the carrying amount of goodwill for the two years ended December 31, 2003:

Goodwill balance at January 1, 2002	$10,691
Acquisition of PDA	6,362

Goodwill balance at December 31, 2002	17,053
Foreign currency translation adjustment	1,388

Goodwill balance at December 31, 2003	$18,441

      The Company tested for impairment of its reporting units by comparing estimated fair value to carrying value. Fair value was determined using a discounted cash flow methodology. The Company performed this analysis as part of its annual assessment as of December 31, 2003 and 2002. These evaluations indicated that goodwill was not impaired.

6.	Accounts Receivable and Credit Risk

      The allowance for doubtful accounts is as follows:

	2003	2002	2001

Balance — beginning of period	$1,353	$1,771	$17,653
Provision	875	815	1,626
Charge-offs	(439)	(1,233)	(17,508)

Balance — end of period	$1,789	$1,353	$1,771

      The Company grants credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s receivables are from large and mid-size companies, major systems integrators and governmental agencies.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

      As of December 31, 2003, 2002 and 2001, property and equipment consisted of the following:

	December 31,
			Estimated
	Restated	Restated	Useful
	2003	2002	Lives

Equipment and purchased software	$69,653	$64,957	3-5 years
Internally developed computer software and related costs	10,480	9,706	5-9 years
Furniture and fixtures	7,465	8,129	5-7 years
Leasehold Improvements	8,468	7,362	5-7 years
Automobiles	1,475	1,457	5 years
Buildings	1,033	981	31 years

	98,574	92,592
Accumulated depreciation	(67,321)	(57,620)

Property and equipment, net	$31,253	$34,972

      Depreciation expense totaled $12,761, $13,147, and $10,109, for the years ended December 31, 2003, 2002 and 2001, respectively.

8.	Related Party Transactions

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Under a credit arrangement with a commercial bank, the Company may borrow an amount not to exceed $20,000 at the Eurodollar rate plus 1.20% or bank’s prime interest rate less .50%. $15,000 of the $20,000 is available for standby letters of credit. Borrowings under the facility are short-term, payable on demand and are collateralized by all domestic assets of the Company. $6,206 of standby letters of credit were outstanding as collateral for five performance bonds at December 31, 2003. There were no amounts outstanding under this agreement at December 31, 2003 and 2002. See Note 16.

10.	Self-Insurance

      The Company is self-insured in the U.S. for health and dental benefits up to $100 per member annually. Insurance coverage is carried for risks in excess of this amount. The Company recognized health and dental benefits expense in the U.S. of approximately $12,678, $11,993, and $12,573 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated claims incurred but not reported were $1,989 and $2,000 as of December 31, 2003 and 2002, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

11.	Leases

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

      Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $8,753, $9,177, and $7,764, respectively. The future minimum lease payments required under these operating leases, net of sublease commitments of $2,652, for the years ending December 31, are as follows:

2004	$6,955
2005	5,552
2006	5,018
2007	3,724
2008	3,099
Thereafter	20,156

$44,504

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Options

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

13.     Benefit Plans

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

14.     Income Taxes

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes consists of:

	Year Ended December 31,

	Restated	Restated	Restated
	2003	2002	2001

Current —
Federal	$(3,412)	$—	$(8,323)
State and local	1,143	—	(878)
Foreign	2,225	2,043	1,228

Total current	(44)	2,043	(7,973)
Deferred —
Federal	2,064	(1,074)	(408)
State and local	(116)	(33)	(287)
Foreign	(124)	—	—

Total deferred	1,824	(1,107)	(695)

Total provision (benefit)	$1,780	$936	$(8,668)

      For 2003 and 2002, $3,476 and $(4,797), respectively, of income (loss) from operations before income taxes was from U.S. sources, and $8,083 and $9,622, respectively, was from non-U.S. sources.

      The items accounting for the difference between income taxes computed at the federal statutory rate and the consolidated effective rate are as follows:

	Year Ended December 31,

	Restated	Restated	Restated
	2003	2002	2001

Federal statutory rate	35%	35%	35%
Effect of —
Tax rate differences on foreign earnings not subject to U.S. tax	(6)	(30)	22
Foreign tax credits	(1)	(9)	—
Nondeductible expenses	2	8	—
State taxes, net of federal tax effect	5	1	3
Taxes on distributions from foreign subsidiaries	5	22	(8)
Adjustment of tax reserves	(27)	—	—
Other, net	2	(8)	(7)

	15%	19%	45%

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	Restated	Restated
	2003	2002

Deferred tax assets —
Accrued expenses	$3,137	$3,186
Allowance for doubtful accounts	714	473
Net operating loss carryforwards	7,008	11,057
Restructuring reserves	667	575
Property and equipment	2,260	1,053
Other	2,701	664

Total gross deferred tax assets	16,487	17,008
Deferred tax liabilities —
Capitalized software development costs	(2,860)	(2,775)

Net deferred tax assets	$13,627	$14,233

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income. The Company utilized domestic net operating loss carryforwards during 2003 and expect to utilize the remaining net operating loss carryforwards, to the extent not otherwise limited, during 2004. The effective tax rate was 15.3% for the full year 2003. The tax rate for the year included a $3,200 favorable tax adjustment related to the settlement of income tax audits for the years 1998 through 2001. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

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

15.     Segment Information

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

      Other segment contribution margin for 2001 includes $23,665 related to restructuring charges (see Note 18).

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

	Year Ended December 31,

	Restated	Restated	Restated
	2003	2002	2001

Revenues —
Commercial	$241,202	$223,272	$252,990
Less intersegment	(557)	—	—

	240,645	223,272	252,990
Public Sector	112,913	130,591	118,953

India/Asia	75,050	60,613	46,402
Less intersegment	(61,601)	(47,949)	(31,036)

	13,449	12,664	15,366

Europe	15,586	18,260	16,036
Less intersegment	(3,686)	(2,068)	—

	11,900	16,192	16,036
Other	(277)	334	1,389

	$378,630	$383,053	$404,734

Income (Loss) From Operations
Commercial	$38,409	$6,146	$(9,042)
Public Sector	4,372	19,245	33,090
India/Asia	4,902	7,596	14,724
Europe	742	(665)	301
Other	(38,577)	(31,529)	(63,983)

	9,848	793	(24,910)
Other Income, net	(1,781)	(4,110)	(5,531)

Income (Loss) Before Provision (Benefit) For Income Taxes	$11,629	$4,903	$(19,379)

      As described in Note 2, the Company has restated its previously issued financial statements for 2003, 2002 and 2001. The impact of the restatement did not affect the Company’s four operating segments. The restatement change the loss from operations- other, as defined above, from ($37,831) to ($38,577) in 2003, from ($31,667) to ($31,529) in 2002 and from ($63,666) to ($63,983) in 2001.

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

	Year Ended December 31,

	Restated	Restated	Restated
	2003	2002	2001

Revenues —
North America	$348,005	$351,273	$373,332

India/Asia	51,431	45,250	46,402
Less intersegment	(37,982)	(32,586)	(31,036)

	13,449	12,664	15,366
Europe	21,418	21,184	16,036
Less intersegment	(4,242)	(2,068)	—

	17,176	19,116	16,036

	$378,630	$383,053	$404,734

Long-Lived Assets —
North America	$26,333	$32,606	$27,109
India/Asia	11,398	10,352	7,352
Other international	191	216	320

	$37,922	$43,174	$34,781

16.     Commitments, Contingencies and Potential Liability to Clients

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

18.     Restructuring, Merger and Other Related Charges

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a roll forward of the accrual balance for restructuring, merger and other related charges:

		Lease
	Severance	Terminations	Other	Total

Balance January 1, 2001	$7,541	$—	$—	$7,541
Expense	5,300	900	17,465	23,665
Payments and other	(8,274)	1,905	(17,406)	(23,775)

Balance December 31, 2001	4,567	2,805	59	7,431
Expense	1,354	1,094	(30)	2,418
Payments and other	(5,913)	(1,372)	—	(7,285)

Balance December 31, 2002	8	2,527	29	2,564
Expense	3,819	389	—	4,208
Payments and other	(3,456)	(1,248)	(29)	(4,733)

Balance December 31, 2003	$371	$1,668	$—	$2,039

      Included in the balance at December 31, 2003 is $1,506 of lease termination costs related to terminations in years prior to 2003. Such amounts will be paid through October 2006.

19.     Other Income, Net

      In August, 2003, the Company was notified that the Board of Directors and majority shareholders of one of the Company’s investments carried at cost had agreed to merge with another entity. The merger consummated in August, 2003 and the Company recognized a loss of approximately $680 which is included in other income, net.

20.     Supplemental Quarterly Information (Unaudited)

      As described in Note 2, the quarterly information for 2003 and 2002 has been restated. The effects of this restatement are reflected below.

	Quarter Ended

	Restated	Restated	Restated	Restated
2003	March 31	June 30	September 30	December 31

Revenues	$96,559	$96,240	$94,355	$91,476
Gross profit	21,782	22,629	25,837	22,199
Income (loss) from operations(b)	(206)	(186)	6,580	3,660
Net income(a)	179	(16)	4,100	5,586
Net income (loss) available for common shareholders	$(916)	$(1,120)	$2,987	$4,465
Basic net income (loss) per share	$(0.03)	$(0.04)	$0.11	$0.17
Diluted net income (loss) per share	$(0.03)	$(0.04)	$0.11	$0.16

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	As	As	As	As
	Originally	Originally	Originally	Originally
	Reported	Reported	Reported	Reported
2003	March 31	June 30	September 30	December 31

Revenues	$96,559	$96,240	$94,355	$91,476
Gross profit	21,714	23,098	26,118	22,194
Income (loss) from operations(b)	(473)	649	6,793	3,625
Net income(a)	11	510	4,234	5,565
Net income (loss) available for common shareholders	$(1,084)	$(594)	$3,121	$4,444
Basic net income (loss) per share	$(0.04)	$(0.02)	$0.12	$0.17
Diluted net income (loss) per share	$(0.04)	$(0.02)	$0.12	$0.16

	Quarter Ended

	Restated	Restated	Restated	Restated
2002	March 31	June 30	September 30	December 31

Revenues	$90,768	$94,658	$99,273	$98,354
Gross profit	24,385	25,584	23,903	24,754
Income (loss) from operations(c)	156	(173)	364	446
Net income	1,561	162	855	1,389
Net income (loss) available for common shareholders	$475	$(933)	$(248)	$375
Basic net income (loss) per share	$0.02	$(0.03)	$(0.01)	$0.01
Diluted net income (loss) per share	$0.02	$(0.03)	$(0.01)	$0.01

	Quarter Ended

	As	As	As	As
	Originally	Originally	Originally	Originally
	Reported	Reported	Reported	Reported
2002	March 31	June 30	September 30	December 31

Revenues	$90,768	$94,658	$99,273	$98,354
Gross profit	24,283	25,424	23,838	24,655
Income from operations(c)	83	95	191	286
Net income	1,517	325	750	1,293
Net income (loss) available for common shareholders	$431	$(770)	$(353)	$280
Basic net income (loss) per share	$0.01	$(0.03)	$(0.01)	$0.01
Diluted net income (loss) per share	$0.01	$(0.03)	$(0.01)	$0.01

(a)	The tax provision for the quarter and year ended December 31, 2003 included a $3,200 favorable tax adjustment related to the settlement of income tax audits for the years 1998 through 2001.

(b)	In the quarter ended June 30, 2003, the Company announced a realignment of its organization which required total severance of $2,528 during the quarter ended June 30, 2003.

(c)	Selling, general and administrative expenses for the quarter ended June 30, 2002, included $1,407 in severance costs associated with an organizational restructuring. Selling, general and administrative expenses for the quarter ended December 31, 2002, included a charge of $1,094 for an operating lease which management determined was no longer required.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures on December 31, 2003 they concluded that the Company’s controls procedures were not adequately designed to timely notify them of material information that the Company is required to disclose in the reports it files with the SEC insofar as it relates to matters noted below under Changes in Internal Controls.

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

      During the first quarter of 2004, the Company commenced a physical inventory process of its personal computer equipment and peripherals and an assessment of furniture and fixtures. At the conclusion of these processes in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use resulting in a restatement of previously reported amounts for 2003, 2002 and 2001. Of this amount, $0.7 million was recorded in the first quarter of 2004 relating to missing equipment which could not be identified with any particular period. Management has determined that this internal control issue constitutes a material weakness in its system of internal accounting controls as defined under standards established by the Public Company Accounting Oversight Board and has implemented a plan to strengthen the recording and tracking of its fixed assets. The major components of this plan include:

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

      In addition, management and the Company’s Audit Committee was informed by the Company’s independent accountants in November 2003 of certain matters involving internal controls that the Company’s independent accountants consider to be a material weakness. This material weakness focused on the Company’s application of the percentage of completion method of accounting for its fixed price contracts. The Company has implemented a multi-part plan to strengthen management of fixed price contracts and to enhance the processes supporting application of the percentage of completion method of accounting for its fixed price contracts. The major components of this plan include:

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

August 4, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ NED C. LAUTENBACH Ned C. Lautenbach	Co-Chairman and Director	August 4, 2004

/s/ RAJENDRA B. VATTIKUTI Rajendra B. Vattikuti	Co-Chairman, Director	August 4, 2004

/s/ MARTIN C. CLAGUE Martin C. Clague	Chief Executive Officer, President and Director	August 4, 2004

/s/ JAMES S. TROUBA James S. Trouba	Vice President and Chief Financial Officer (Principal Financial Officer)	August 4, 2004

/s/ THOMAS E. LINDSEY Thomas E. Lindsey	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	August 4, 2004

/s/ WILLIAM BROOKS William Brooks	Director	August 4, 2004

/s/ KEVIN CONWAY Kevin Conway	Director	August 4, 2004

/s/ DOUGLAS S. LAND Douglas S. Land	Director	August 4, 2004

/s/ RONALD K. MACHTLEY Ronald K. Machtley	Director	August 4, 2004

/s/ JOHN A. STANLEY John A. Stanley	Director	August 4, 2004

/s/ FRANK D. STELLA Frank D. Stella	Director	August 4, 2004

/s/ DAVID WASSERMAN David Wasserman	Director	August 4, 2004

EXHIBIT INDEX

Exhibit
No.		Description

3	.1*	Restated Articles of Incorporation of the Company, as amended.
3	.2*	Bylaws of the Company.
4	.1*	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4	.2*	Specimen Stock Certificate.
21.1		Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.