Form 10-Q
period 2004-03-31
COVANSYS CORP
filed 2004-08-06
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	26,916,753 (Outstanding as of July 30, 2004)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,689	$89,671
Short-term investments	19,274	37,804

Cash and short-term investments	125,963	127,475
Accounts receivable, net of allowance for doubtful accounts of $1,732 and $1,789 at March 31, 2004 and December 31, 2003, respectively	71,683	69,755
Revenue earned in excess of billings	26,001	32,127
Deferred taxes	9,538	9,396
Prepaid expenses and other	6,207	5,363

Total current assets	239,392	244,116
Property and equipment, net	30,643	31,253
Computer software, net	5,077	5,430
Goodwill, net	18,240	18,441
Deferred taxes	4,231	4,231
Other assets, net	12,403	11,888

Total assets	$309,986	$315,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,922	$11,290
Accrued payroll and related costs	17,188	21,462
Other accrued liabilities	21,937	21,854
Deferred revenue	1,239	1,239

Total current liabilities	51,286	55,845
Other liabilities	1,033	889
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	169,785	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 26,852,244 and 26,792,547 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	92,385	93,165
Retained earnings (deficit)	(1,812)	1,136
Stock subscriptions receivable	(1,832)	(1,790)
Accumulated other comprehensive loss	(859)	(2,541)

Total shareholders’ equity	87,882	89,970

Total liabilities and shareholders’ equity	$309,986	$315,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share data)
	(Unaudited)
Revenues	$84,892	$96,559
Cost of revenues	70,001	74,777

Gross profit	14,891	21,782
Selling, general and administrative expenses	19,362	21,988

Loss from operations	(4,471)	(206)
Other income, net	6	493

Income (loss) before provision for income taxes	(4,465)	287
Provision (benefit) for income taxes	(1,517)	108

Net income (loss)	(2,948)	179
Convertible redeemable preferred stock dividends	1,130	1,095

Net (loss) available for common shareholders	$(4,078)	$(916)

Loss per share
Basic	$(.15)	$(.03)

Diluted	$(.15)	$(.03)

Basic weighted average shares	26,849	27,285
Dilutive effect of options	(A )	—
Convertible redeemable preferred stock	(A )	(A )

Diluted weighted average shares	26,849	27,285

(A) Anti-dilutive

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities:
Net income (loss)	$(2,948)	$179
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,275	3,788
Loss on disposal and obsolescence of property and equipment	1,066	55
Provision for and write-off of doubtful accounts	194	78
Gain from sale of short-term investments	(41)	(207)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	4,238	(4,496)
Prepaid expenses and other	(587)	(1,720)
Accounts payable, accrued payroll and related costs and other liabilities	(4,969)	(2,345)
Deferred revenue	—	(149)

Net cash provided by (used in) operating activities	228	(4,817)
Cash flows from investing activities:
Investment in property, equipment and other	(2,717)	(2,148)
Investment in computer software	(68)	(177)
Proceeds from sale of available for sale securities	39,872	25,588
Purchases of available for sale securities	(20,633)	(33,484)

Net cash provided by (used in) investing activities	16,454	(10,221)
Cash flows from financing activities:
Net proceeds from issuance of common stock	186	204
Net proceeds from exercise of stock options and other	122	127

Net cash provided by financing activities	308	331
Effect of exchange rate changes on cash	28	—

Increase (decrease) in cash and cash equivalents	17,018	(14,707)
Cash and cash equivalents at beginning of period	89,671	88,288

Cash and cash equivalents at end of period	$106,689	$73,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1.     Organization and Basis of Presentation

      Covansys Corporation was founded in 1985. Covansys Corporation and its subsidiaries (the Company) is a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. The Company addresses the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. The Company offers high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. The Company applies its industry-specific knowledge to deliver a wide range of outsourcing and integration services, including: application maintenance and development outsourcing (AMD/O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services.

      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of March 31, 2004, the results of its operations for the three month periods ended March 31, 2004 and 2003, and cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2003 Annual Report on Form 10-K/A for the year ended December 31, 2003.

      The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2004.

2.     Income Taxes

      The Company has provided federal, foreign and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2004 and 2003. The Company’s tax rate is impacted by permanent items such as Subpart F income and nondeductible travel and entertainment expenses as well as the mix between domestic and foreign earnings.

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

      The Company has five (four in 2003) business units in India which are entitled to a tax holiday for 10 consecutive years commencing with the year the business unit started producing computer software or until the Indian tax year ending March 31, 2009, whichever is earlier. The tax holiday period for one of the business units has expired. The remaining business units are subject to the tax holiday for various periods ranging from March 31, 2005 through March 31, 2009. As the tax holiday expires, the Company’s overall effective tax rate will be negatively impacted.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Fixed Price Contracts

      The Company realized approximately 37% of its revenue during the three months ended March 31, 2004, from fixed price contracts with respect to which it recognizes revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

      In evaluating its fixed price contracts, all information that became available prior to the issuance of its financials statements as of and for the three months ended March 31, 2004 was used by management in its evaluation of the conditions on which the estimates were based. Accordingly, the March 31, 2004 financial statements have been adjusted for changes in estimates resulting from the use of such evidence.

      The Company’s first quarter financial results were negatively impacted by approximately $9,400 due to four significant fixed price contracts which it considers to be challenged, three of which were discussed in the Company’s 2003 Form 10-K/A.

      Communications with contracting parties during 2004 caused management to re-assess the collectibility of billed and unbilled receivables for two troubled contracts. In both cases, the Company has been informed that its services would no longer be required to complete the project prior to its implementation. As a result, the Company reduced the related receivables by $5,500 to their net realizable value in the first quarter of 2004. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue. The Company continues to actively review its collection options.

      The Company also determined it was necessary to increase its estimated cost to complete for three of these projects due to changes in 2004 in both scope and resource requirements. The revision in estimates had the effect of reducing gross margin by $3,900.

      The Company has $6,700 in billed and unbilled receivables related to these four contracts at March 31, 2004, which management believes are collectible.

4.     Segment Information

      The Company is a provider of IT services, and is organized geographically throughout North America, India and Asia, and other international locations. The chief operating decision-maker evaluates each location’s performance based primarily on its revenues and income from operations due to the similarity of the nature of services provided to clients. Revenue for the India/Asia operation is evaluated based on the full attribution of bill rates charged to the end customer. The segment revenue figures disclosed below are stated at full attribution. Full attribution revenue is calculated using the end customer invoice rate on intersegment engagements, as opposed to using the transfer price rate. Geographic revenue is presented using the transfer price rate. The chief operating decision-maker does not evaluate segment performance based on assets. Assets, including the related depreciation and amortization expense, are managed primarily by corporate management. Under this organization, the operating segments have been aggregated into the following four operating segments and other.

•	Public Sector includes all services provided to domestic state and local municipalities.

•	Commercial includes all North American services provided to non-public sector customers. Commercial includes application services for maintenance and development outsourcing (AMD/O), retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services. Commercial also includes telecommunication services provided in Europe.

•	India/Asia includes all services performed in India or Asia.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Europe includes services performed in Europe. Telecommunication services performed in Europe are excluded from the Europe figures as such services are included in the Commercial segment.

•	Other consists primarily of the labor and supporting expenses for the Corporate functions, depreciation and amortization expenses as well as lease expenses for corporate headquarters.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as included in the Company’s 2003 Annual Report on Form 10-K/A.

      The organizational realignment initiated during the second quarter 2003 substantially modified the Company’s reporting structure and requires migration from the traditional single segment reporting presentation to a multi-segment presentation. This modified reporting format presents revenue of each segment on a full attribution basis, whereby the end customer invoice rate is presented, with inter-segment eliminations separately identified. This presentation reflects the importance and critical relationship whereby India/Asia supports, primarily, the Commercial and Public Sector segments with services. The segment operating results at the income from operations level utilizes the company’s transfer pricing methodology and thereby attributes a majority of the margin to the segments where the end customers are located. Thus the profitability of Commercial and Public Sector segments is enhanced while the profitability of India/Asia segment is directly reduced.

      India/Asia supplies substantial resources to North American and European customers. The rate charged by India to U.S. and Europe has been developed utilizing a cost plus transfer pricing methodology. This results in a large component of the available gross margin accruing to North America or Europe where the end customer is located.

Realignment

      The organizational realignment initiated during the second quarter of 2003 substantially modified the Company’s reporting structure. As part of the realignment, the Company increased the number of reportable segments from one to four operating segments and other. Revenue and income (loss) from operations by segment is as follows:

	Three Months Ended
	March 31,

	2004	2003

Revenues
Commercial	$59,102	$56,986
Less intersegment	(159)	—

	58,943	56,986
Public Sector	18,796	33,601
India/Asia	24,407	15,720
Less intersegment	(19,981)	(12,869)

	4,426	2,851

Europe	3,965	4,124
Less intersegment	(1,238)	(726)

	2,727	3,398
Other	—	(277)

	$84,892	$96,559

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2004	2003

Income (Loss) From Operations
Commercial	$10,086	$4,599
Public Sector	(6,059)	3,395
India/Asia	1,200	672
Europe	240	332
Corporate and Other	(9,938)	(9,204)

	(4,471)	(206)
Other Income, net	6	493

Income (Loss) Before Provision (Benefit) For Income Taxes	$(4,465)	$287

5.     Property and Equipment

      Subsequent to the issuance of its financial statements for the year ended December 31, 2003, the Company identified $2,561 of adjustments related to property and equipment, $1,495 of which related to prior periods, thereby requiring the Company to restate its previously filed financial statements for all periods affected by the charge. Of the remaining $1,066, $742 relates to equipment that the Company has been unable to determine the period or periods during which the equipment left its possession and $324 relates to equipment that became obsolete in the first quarter of 2004.

      The first quarter charge of $1,066 was recorded in cost of revenue ($39) and selling, general and administrative expense ($1,027).

6.     Common Stock Repurchase Program

      The Company’s board of directors has authorized the repurchase of up to 14,000,000 shares of the Company’s common stock. During the quarter ended March 31, 2004, the Company did not repurchase any shares. Through March 31, 2004, the Company has repurchased 11,181,876 shares of its common stock for cash at a total cost of $139,572. At March 31, 2004, 2,818,124 shares remain available for purchase under the board of directors authorization.

7.     Net Income (Loss) Per Share

      Basic and diluted net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. For the three month periods ended March 31, 2004 and 2003, the effect of convertible redeemable preferred stock has not been used in the calculation of dilutive net income (loss) per share because to do so would be anti-dilutive. The calculation of dilutive net income (loss) per share for the three month periods ended March 31, 2004 and 2003 excludes in both periods 8,695,652 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to a subsidiary of a fund managed by Clayton, Dubilier & Rice, Inc. (“CDR”) and 2,426,160 and 2,974,279, respectively representing the average number of stock options outstanding. The warrants and stock options were excluded from the calculation because the impact was anti-dilutive given the exercise prices for these warrants and stock options were higher than the Company’s average stock price for these periods.

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

	Three Months Ended
	March 31,

	2004	2003

Net (loss) available for common shareholders:
As reported	$(4,078)	$(916)
Stock-based employee compensation cost included in the determination of net income(loss) from operations as reported	—	—
Stock-based employee compensation cost had the fair value method been used	653	3,569

SFAS No. 123 pro forma	$(4,731)	$(4,485)

Loss per share:
As reported
Basic	$(.15)	$(.03)

Diluted	$(.15)	$(.03)

SFAS No. 123 pro forma
Basic	$(.18)	$(.16)

Diluted	$(.18)	$(.16)

9.     Comprehensive Income (Loss)

      Total comprehensive income (loss) is summarized as follows:

	Three Months
	Ended
	March 31,

	2004	2003

Net income (loss)	$(2,948)	$179
Currency translation adjustment	1,682	(275)
Reclassification of unrealized gains on short-term investments	—	(191)

Total comprehensive (loss)	$(1,266)	$(287)

10.     Related Party Transactions

      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by a co-Chairman of the Company’s Board of Directors. During the three month periods ended March 31, 2004 and 2003, the Company provided services to Synova totaling $603 and $810, respectively. In addition, during the

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three month periods ended March 31, 2004 and 2003 Synova provided services to the Company totaling $325 and $652, respectively. The net balance owed to the Company by Synova for services at March 31, 2004 was $426. In addition, under the terms of a note payable, Synova owes the Company $7,750. This note is due in September 2005, and interest is paid quarterly in accordance with its terms.

      The Company paid approximately $179 and $171 to CDR, a shareholder, for financial, management advisory, and executive management services during the three month periods ended March 31, 2004 and 2003, respectively.

      During the three month periods ended March 31, 2004 and March 31, 2003, services provided by the Company to SIRVA, Inc., a company related through common ownership of CDR, totaled approximately $2,575 and $1,540 respectively. In addition, during the three months ended March 31, 2003, services provided by SIRVA, Inc. to the Company totaled $47.

      The Company has a note receivable in the amount of $558 from a director. This note bears interest at 8.25% and is due in December 2006.

      The Company has a note receivable in the amount of $332 from an executive officer. This note bears interest at 2.5%.

      The Company has a non-interest bearing note receivable in the amount of $83 from a co-chairman of the Company’s Board of Directors.

11.     Restructuring, Merger and Other Related Charges

      The following is a roll forward of the accrual balance for restructuring, merger and other related charges for the three month periods ended March 31, 2004 and 2003 respectively.

		Lease
	Severance	Terminations	Other	Total

Balance January 1, 2004	$371	$1,668	$—	$2,039
Expense	222	268	—	490
Payments and other	(324)	(275)	—	(599)

Balance March 31, 2004	$269	$1,661	$—	$1,930

Balance January 1, 2003	$8	$2,527	$29	$2,564
Expense	—	—	—	—
Payments and other	—	(332)	—	(332)

Balance March 31, 2003	$8	$2,195	$29	$2,232

      Amounts related to severance and lease terminations will be paid through 2004 and October 2006, respectively.

12.     Cost of Computer Software to be Sold, Leased or Marketed

      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalized software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the three months ended March 31, 2004 the Company capitalized computer software of approximately $68. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $422 and $591 for the three months ended March 31, 2004 and 2003, respectively.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Goodwill

      Changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

Balance January 1, 2004	$18,441
Currency translation	(201)

Balance March 31, 2004	$18,240

14.     Recently Issued Financial Accounting Standards

      In December 2003, the FASB issued FIN 46R “Consolidation of Variable Interest Entities — an interpretation of ARB 51”. FIN 46R provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, which are referred to as variable-interest entities (“VIEs”). FIN 46R became effective for Covansys on January 1, 2004. The adoption of FIN 46R did not have a material effect on our results of operations or financial position.

      In March 2004, the Emerging Issues Task Force issued a final consensus on Issue 03-6: Participating Securities and the Two-Class Method Under FASB Statement No. 128, “Earnings Per Share”. Issue 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company’s Convertible redeemable preferred stock is a participating security as defined in Issue 03-6. Issue 03-6 is effective for periods beginning after March 31, 2004. We will adopt Issue 03-06 in the second quarter ended June 30, 2004 and restate EPS for all prior periods presented. The adoption of Issue 03-6 will result in a reduction in EPS available for common shareholders in periods where the Company has income and have no impact in periods where the Company has a loss. The adoption of Issue 03-6 will impact second quarter 2004 EPS.

15.     Other Income, Net

      Foreign currency fluctuations during the three months ended March 31, 2004 resulted in a foreign currency translation loss of approximately $718 from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. This loss was offset by interest income on short-term investments.

16.     Reclassification

      Certain amounts for 2003 have been reclassified to conform with the 2004 classification.

17.     Recent Developments

      On April 27, 2004, the Company announced that it had entered into a long-term Master Services Agreement and a Stock Purchase Agreement with Fidelity Information Services, Inc. (“FIS”), a subsidiary of Fidelity National Financial, Inc. The Master Services Agreement is expected to generate an anticipated $150 million in revenues to the Company over the next five years.

      Under the Stock Purchase Agreement with FIS the Company will issue to FIS approximately 8.7 million shares of the Company’s common stock at a price of $12 per share or total proceeds of approximately $104.4 million. In addition FIS will receive four tranches of warrants, each for one million shares of the Company’s common stock, which have a strike price between $15 and $24 per share. FIS will also acquire

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 2.5 million shares of the Company’s common stock from Rajendra Vattikuti, founder and co-chairman of the Company.

      In order to facilitate the transactions with FIS, the Company also entered into a Recapitalization Agreement with a wholly-owned subsidiary of a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Stockholder”) to restructure the CDR Stockholder’s ownership interest in the Company and certain corresponding governance rights, in exchange for a combination of cash, stock, notes and warrants. The CDR Stockholder owns 200,000 shares of the Company’s Series A Voting Convertible Preferred Stock, or approximately 8.7 million shares of common stock on an as converted basis, and 5.3 million common stock warrants with a strike price of $18 per share.

      Under the terms of the Recapitalization Agreement the CDR Stockholder will exchange all of its existing holdings in the Company for consideration consisting of $180 million of cash, two million shares of common stock of the Company, subordinated notes in the total amount of $15 million due December 31, 2005, and five-year warrants for five million shares of common stock with a strike price of $18 per share. The Company expects to finance the transaction with the CDR Stockholder with cash on hand, which totaled $106.7 million as of March 31, 2004, as well as proceeds from the FIS investment.

      As a result of the transactions contemplated by the Recapitalization Agreement with the CDR Stockholder, the Company expects to record a reduction to income available to common shareholders upon the closing. While the amount of this reduction will depend on the trading price of the Company’s common stock when the transaction is finalized, based on the closing price of $12.14 per share as of Monday, April 26, 2004, the estimated reduction to income available to common shareholders would be approximately $59.0 million. The closing price of the Company’s common stock on July 30, 2004 was $9.24.

      The closing of the Recapitalization Agreement with the CDR Stockholder is conditioned, among other things, on the closing under the Stock Purchase Agreement with FIS. The Stock Purchase Agreement includes customary representations by the Company, including the timely filing of all SEC reports and the accuracy financial statements. The closing under the Stock Purchase Agreement with FIS is subject to the satisfaction or waiver of closing conditions which include, among others, approval by the Company’s shareholders, the material accuracy of the Company’s representations when made and as of the closing date, and the absence of any material adverse effect on the Company since the signing of that Agreement.

      On May 26, 2004, the Company was informed that its common stock was subject to delisting due to the Company’s failure to comply with Nasdaq Marketplace Rule 4310(c)(14), which requires the Company to file its periodic reports as required by the Securities Exchange Act of 1934. On July 1, 2004, the Company attended a hearing with a Nasdaq Listing Qualifications Panel. The Company expects that it will regain full compliance with all Nasdaq listing requirements by filing this report on Form 10-Q.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes appearing in this Form 10-Q. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements.

      Factors that could cause or contribute to such material differences include actions by governmental or regulatory agencies, general economic conditions and conditions in the IT industry such as the demand for IT services, public sector government budgetary constraints, potential cost overruns on fixed-price projects, effective application of the percentage of completion method of accounting for fixed priced contracts, risks related to merger, acquisition and strategic investment strategy, variability of operating results, government regulation of immigration, exposure to regulatory, political and economic conditions in India and Asia, competition in the IT services industry, the short-term nature and termination provisions of contracts, economic conditions unique to clients in specific industries and limited protection of intellectual property rights.

Overview

      We are a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. We offer high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, including: application maintenance and development outsourcing (AMD/ O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs.

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenues ratably over the applicable period. For the three month periods ended March 31, 2004 and 2003, approximately 37% and 43%, respectively, of our total revenues were generated from fixed-price engagements.

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

      The Securities and Exchange Commission has defined “critical accounting policies” as those that are most important to the portrayal of a company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates. Based on this definition, we have identified the critical accounting policies discussed below. We have other significant accounting policies, which also involve the use of estimates, judgments and assumptions that are integral to understanding our results of operations. For a complete discussion of all significant accounting policies, see Note 1 of our Notes to Consolidated Financial Statements included in our 2003 Form 10-K/A.

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

      Impairment of Long-Lived Assets. We review the recoverability of our long-lived assets, including property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable and goodwill on an annual basis. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from expected future pre-tax cash flows of the related asset group or operating segment. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Recent Developments

      Property and Equipment. Concurrent with the filing of this Form 10-Q, the Company is amending its previously filed Form 10-K for the year ended December 31, 2003 and its Forms 10-Q for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003, to reflect the restatement of its financial statements for the years ended December 31, 2003, 2002 and 2001. The adjustments giving rise to the Company’s need to restate its financial statements relate primarily to missing or obsolete equipment that came to light as a result of a physical inventory process that the Company completed in June 2004 in order to facilitate the conversion of its property and equipment data into a new property and equipment accounting system. As part of that endeavor, missing furniture and fixtures were quantified through an assessment based upon office closings and other restructuring activities. The completion of this inventory and assessment, and the related accounting for their results, caused the delay in filing this Form 10-Q.

      As a result of those efforts, the Company determined that assets having a net book value of approximately $2.6 million were either missing, obsolete or had been appropriately capitalized but were assigned too long a useful life. Of this amount, $0.4 million related to equipment determined to have become obsolete in the quarter ended March 31, 2004 and $1.5 million was attributed to prior years. The remaining balance of $0.7 million related to missing equipment which could not be identified with any particular period and was recorded as an additional charge in the first quarter of 2004. Additional detail regarding the restatement and related adjustments is included in Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

      Management has determined that the internal control issue underlying the need to restate its financial statements, as described above, constitutes a material weakness in its system of internal accounting controls as defined under standards established by the Public Company Accounting Oversight Board and has implemented a plan to strengthen the recording and tracking of its fixed assets. (See Part I - Item 4 of this Form 10-Q.) The major components of this plan include:

•	The implementation of a fixed asset module and the integration of this module within the Company’s ERP system.

•	The development of a policy and procedure manual regrading the recording, tracking and depreciation of fixed assets.

•	Periodic physical inventories of fixed assets.

      Fixed Price Contracts. The Company realized approximately 37% of its revenue during the three months ended March 31, 2004, from fixed price contracts with respect to which it recognizes revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

      In evaluating its fixed price contracts, all information that became available prior to the issuance of its financials statements as of and for the three months ended March 31, 2004 was used by management in its evaluation of the conditions on which the estimates were based. Accordingly, the March 31, 2004 financial statements have been adjusted for changes in estimates resulting from the use of such evidence.

      The Company’s first quarter financial results were negatively impacted by approximately $9,400 due to four significant fixed price contracts which it considers to be challenged, three of which were previously identified in the Company’s 2003 Form 10-K/A.

      Communications with contracting parties during 2004 caused management to re-assess the collectibility of certain billed and unbilled receivables for two contracts. In both cases, the Company has been informed that its services would no longer be required to complete the project prior to its implementation. As a result, the Company reduced the related receivables by $5,500 to their net realizable value in the first quarter of 2004. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue. The Company continues to actively review its collection options.

      The Company also determined it was necessary to increase its estimated cost to complete for three of these projects due to changes in 2004 in both scope and resource requirements. The revision in estimates had the effect of reducing gross margin by $3,900.

      The Company has $6,700 in billed and unbilled receivables related to these four contracts at March 31, 2004, which management believes are collectible.

      Strategic Transaction. On April 27, 2004, the Company announced that it had entered into a long-term Master Services Agreement and a Stock Purchase Agreement with Fidelity Information Services, Inc. (“FIS”), a subsidiary of Fidelity National Financial, Inc. The Master Services Agreement is expected to generate an anticipated $150 million in revenues to the Company over the next five years.

      Under the Stock Purchase agreement with FIS the Company will issue to FIS approximately 8.7 million shares of the Company’s common stock at a price of $12 per share or approximately $104.4 million. In addition FIS will receive four tranches of warrants, each for one million shares of the Company’s common stock, which have a strike price between $15 and $24 per share. FIS will also acquire approximately 2.5 million shares of the Company’s common stock from Rajendra Vattikuti, founder and co-chairman of the Company.

      In order to facilitate the transactions with FIS, the Company also entered into a Recapitalization Agreement with a wholly-owned subsidiary of a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Stockholder”) to restructure the CDR Stockholder’s ownership interest in the Company and certain corresponding governance rights, in exchange for a combination of cash, stock, notes and warrants. The CDR Stockholder owns 200,000 shares of the Company’s Series A Voting Convertible Preferred Stock, or approximately 8.7 million shares of common stock on an as converted basis, and 5.3 million common stock warrants with a strike price of $18 per share.

      Under the terms of the Recapitalization Agreement the CDR Stockholder will exchange all of its existing holdings in the Company for consideration consisting of $180 million of cash, two million shares of common stock of the Company, subordinated notes in the total amount of $15 million due December 31, 2005, and five-year warrants for five million shares of common stock with a strike price of $18 per share. The Company will finance the transaction with the CDR Stockholder with cash on hand, which totaled $106.7 million as of March 31, 2004, as well as proceeds from the FIS investment.

      As a result of the transactions contemplated by the Recapitalization Agreement with the CDR Stockholder, the Company expects to record a reduction to income available to common shareholders upon the closing. While the amount of the reduction will depend on the trading price of the Company’s common stock when the transaction is finalized, based on the closing price of $12.14 per share as of Monday, April 26, 2004, the estimated reduction to income available to common shareholders would be approximately $59.0 million. The closing price of the Company’s common stock was $9.24 on July 30, 2004.

      The closing of the Recapitalization Agreement with the CDR Stockholder is conditioned, among other things, on the closing under the Stock Purchase Agreement with FIS. The Stock Purchase Agreement includes customary representations by the Company including the timely filing of all SEC reports and the accuracy of financial statements. The closing under the Stock Purchase Agreement with FIS is subject to the satisfaction or waiver of closing conditions which include, among others, approval by the Company’s shareholders, the material accuracy of the Company’s representations when made and as of the closing date, and the absence of any material adverse effect on the Company since the signing of that Agreement.

      Other. On May 26, 2004, the Company was informed that its common stock was subject to delisting due to the Company’s failure to comply with Nasdaq Marketplace Rule 4310(c)(14), which requires the Company to file its periodic reports as required by the Securities Exchange Act of 1934. On July 1, 2004, the Company attended a hearing with a Nasdaq Listing Qualifications Panel. The Company expects that it will regain full compliance with all Nasdaq listing requirements by filing this report on Form 10-Q.

Results of Operations

      Revenue and gross profit by segment is as follows:

	Three Months Ended
	March 31,

	2004	2003

Revenues
Commercial	$59,102	$56,986
Less intersegment	(159)	—

	58,943	56,986
Public Sector	18,796	33,601
India/Asia	24,407	15,720
Less intersegment	(19,981)	(12,869)

	4,426	2,851
Europe	3,965	4,124
Less intersegment	(1,238)	(726)

	2,727	3,398
Other	—	(277)

	$84,892	$96,559

	Three Months Ended
	March 31,

	2004	2003

Gross profit (loss)
Commercial	$14,379	$11,608
Public Sector	(2,404)	8,132
India/Asia	2,362	1,712
Europe	1,149	1,223
Corporate and Other	(595)	(893)

	$14,891	$21,782

      Revenues. Revenues were $84.9 million and $96.6 million for the three months ended March 31, 2004 and 2003, respectively. Revenues from the commercial segment were $58.9 million in 2004, an increase of 3.4% over 2003 revenue of $57.0 million. The increase is a result of a combination of new logos and growth from existing relationships partially offset by adjustments to a fixed price contract estimates to complete which reduced revenues by $1.5 million. Public sector revenue declined $14.8 million from the 2003 revenues of $33.6 million. The decline in revenue from the public sector segment was the result of the completion of numerous projects in 2003, combined with a slow down in requests for proposals for potential new projects being issued by state governments, as well as increases in the estimated cost to complete on certain fixed price contracts in respect of which the Company recognizes revenue on a percentage of completion basis. These adjustments resulted in the Company not recognizing approximately $3.7 million of revenue which would have been recognized had the estimates to complete not required adjustment. In addition, public sector revenue was also negatively impacted by a $5.5 million adjustment related to management’s reassessment of the collectibility of outstanding billed and unbilled receivables associated with two troubled contracts. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly as a reduction in revenue. Revenues for India/Asia increased by 55.3% on a full attribution basis to $24.4 million compared with $15.7 million in 2003, and reflect the shift to a higher utilization of Indian resources on existing customer relationships. Revenues for Europe were $2.7 million in 2004 compared with $3.4 million in 2003 and reflect an overall economic slowdown in Europe.

      Gross Profit. Total Company gross profit was $14.9 million or 17.5% of revenue in 2004 compared with $21.8 million or 22.6% in 2003. The gross profit percentage in 2004 was negatively impacted by the reassessment of costs on a loss contract, adjustments to estimates of the cost to complete as discussed above, as well as the adjustment of certain unbilled fixed price contract receivables based upon perceived collection risk. These adjustments had a negative effect of approximately $9.4 million on gross margin in the first quarter of 2004. In addition, gross margin in 2004 was negatively impacted due to costs associated with project ramp up on new accounts. In addition, an increase in the level of India-centric business and the domestic organizational realignment which occurred in 2003 had a favorable impact on gross margins in the first quarter of 2004.

      Gross profit for the commercial segment was $14.4 million or 24.4% of segment revenue in 2004 compared with $11.6 million or 20.4% in 2003. This improvement was driven by the actions taken in 2003 as described above as well as an increase in work performed in India.

      Gross profit (loss) for the public sector segment was $(2.4) million or (12.8%) of segment revenue in 2004 compared with $8.1 million or 24.2% of segment revenue in 2003. Gross profit, as a percentage of revenue in the first quarter of 2004, was negatively impacted by performance on certain fixed price projects as well as the adjustment of certain unbilled fixed price contract receivables based upon perceived collection risk and lower utilization. These projects are being closely monitored and reassessed on a periodic basis. The Company has adopted several new processes beginning in the fourth quarter 2003 to minimize the potential for future large adjustments on fixed-price projects including: the appointment of a fixed-price specialist, the adoption of a more refined set of internal standard practices and the centralization of Public Sector delivery under a seasoned executive. Much of the success of these initiatives however is predicated on actions required to be performed by the Company’s customers. If a customer does not perform as anticipated, additional adjustments to the financial statements may be required and such adjustments could be material. The accumulated net investment in four contracts that management has identified as being challenged, represented by accounts receivable and revenue earned in excess of billings, was $6.7 million at March 31, 2004. Such amounts will continue to increase, consistent with the contractual payment terms, at least through the second and third quarters of 2004.

      India/Asia gross profit increased from $1.7 million in 2003 to $2.4 million in 2004, due to increased levels of revenue in the current period.

      Gross profit in Europe was flat with prior year levels.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.4 million or 22.8% of revenue in 2004 compared with $22.0 million or 22.8% of revenue in 2003. Included in 2004 is $1.0 million related to the writeoff of missing and obsolete equipment and purchased software (see Note 5). Excluding these charges, selling, general and administrative expenses were $18.4 million or 21.6% of revenue. The reduction in selling, general and administrative expenses in 2004 when compared to 2003 was primarily the result of the organizational realignment initiated during the second quarter of 2003. Through the elimination of overlapping layers in the organization as part of the organizational realignment, the Company has been able to cut costs and improve the support structure across the organization.

      Loss from Operations. Loss from operations increased significantly period over period, going from a loss of $0.2 million in 2003 to a loss of $4.4 million in 2004. This deterioration was driven by performance from the public sector segment as well as the loss on disposal and obsolescence of property and equipment of $1.1 million as further described in Note 5. Partially offsetting this negative performance was the significant improvement in gross margins in the commercial segment as well as the improvement driven by the organizational realignment initiated during the second quarter of 2003 which significantly reduced selling, general and administrative expenses.

      Income from operations for the commercial segment was $10.1 million in 2004. The improvement was driven by a $2.7 million improvement in gross profit and a $2.8 million reduction in selling, general and administrative expenses.

      Income (loss) from operations in the public sector segment decreased $9.5 million from the $3.4 million generated in 2003 due to a negative gross margin due to the performance on fixed price contracts partially offset by lower selling, general and administrative expenses.

      Income from operations for India/Asia increased from $.7 million in 2003 to $1.2 million in 2004 due to improvement in gross profit.

      Income from operations for Europe was flat with 2003 levels.

      Other Income, Net. Other income, net represents interest earned and realized gains and losses from the sale of cash equivalents and short-term investments and foreign currency transaction and translation gains and losses. Included in the amount for 2004 is a translation loss of $0.7 million from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.

      Provision for Income Taxes. The effective tax rate was 34% and 37.6% in 2004 and 2003, respectively. The effective rate is based on the estimated tax rate for the year and is driven by the inclusion of subpart F income and certain nondeductible travel related expenses in the U.S., along with the impact of foreign tax rates being different from domestic tax rates.

      Liquidity and Capital Resources. As of March 31, 2004, the Company had cash and short-term securities of $126.0 million. The Company funds its operations and working capital needs through internally generated funds. Cash provided from operations during the first quarter of 2004 was $0.2 million. Net loss, plus add backs for depreciation, loss on disposal and obsolescence of fixed assets and the provision for and write-off of doubtful accounts slightly exceeded decreases in accounts payable and accruals.

      Investing activities provided cash of $15.9 million from the net sale of short-term securities of $18.7 million, partially offset by $2.8 million in capital expenditures.

      To facilitate future cash flow needs, the Company has an arrangement with a commercial bank, where the Company may borrow an amount not to exceed $20.0 million with interest at the bank’s prime interest rate minus 0.5%, or the Eurodollar rate plus 1.20%. $15.0 million of the $20.0 million is available for standby letters of credit. As of March 31, 2004, the Company had $6.2 million of standby letters of credit outstanding as collateral for five performance bonds. Borrowings under this facility are short-term, payable on demand and are collateralized by all assets. During the three month period ended March 31, 2004, the Company had no balances outstanding under this arrangement.

      Cash provided from financing activities was $0.3 million and was derived from proceeds from the exercise of stock options and issuance of common during the three months ended March 31, 2004 and 2003.

      The Company had no off-balance sheet transactions.

Recently Issued Financial Accounting Standards

      In December 2003, the FASB issued FIN 46R “Consolidation of Variable Interest Entities — an interpretation of ARB 51”. FIN 46R provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights, which are referred to as variable-interest entities (“VIEs”). FIN 46R became effective for Covansys on January 1, 2004. The adoption of FIN 46R did not have a material effect on our results of operations or financial position.

      In March 2004, the Emerging Issues Task Force issued a final consensus on Issue 03-6: Participating Securities and the Two-Class Method Under FASB Statement No. 128, “Earnings Per Share”. Issue 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company’s Convertible redeemable preferred stock is a participating security as defined in Issue 03-6. Issue 03-6 is effective for periods beginning after March 31, 2004. We will adopt Issue 03-06 in the second quarter ended June 30, 2004 and restate EPS for all prior periods presented. The adoption of Issue 03-6 will result in a reduction in EPS available for common shareholders in periods where the Company has income and have no impact in periods where the Company has a loss. The adoption of Issue 03-6 will impact second quarter 2004 EPS.

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

     Foreign Exchange Risk

      Foreign currency fluctuations during the three months ended March 31, 2004 resulted in a translation loss of approximately $718 from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. The Company may use derivatives from time to time to hedge against foreign currency fluctuations. The Company had no outstanding derivative position as of March 31, 2004. The Company does not speculate in foreign currency.

     Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $126.0 million as of March 31, 2004. All of our short-term investments are designated as available-for-sale and accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures on March 31, 2004 they concluded that the Company’s controls procedures were not adequately designed to timely notify them of material information that the Company is required to disclose in the reports it files with the SEC insofar as it relates to matters noted below under Changes in Internal Controls.

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

      During management’s evaluation of internal controls and procedures, certain deficiencies were identified including public sector personnel’s understanding of state and local government procurement rules and regulations, manually intensive processes and information flows, concentration of knowledge and the need to increase training of financial staff. Management is currently addressing these deficiencies through the implementation of a consolidation and financial reporting tool, enhanced training and education of public sector personnel in applicable procurement rules and regulations, implementation of the fixed asset module and integration of this module within the Company’s ERP system, standardization and automation of information flows, processes and procedures, and enhancing the skill sets of financial and operational staff through hiring and expanded training programs.

      During the first quarter of 2004, the Company commenced a physical inventory process of its personal computer equipment and peripherals and an assessment of furniture and fixtures. At the conclusion of these processes in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use resulting in a restatement of previously reported amounts for the years affected by the charge. Management has determined that this internal control issue constitutes a material weakness in its system of internal accounting controls as defined under standards established by the Public Company

Accounting Oversight Board and has implemented a plan to strengthen the recording and tracking of its fixed assets. The major components of this plan include:

•	The implementation of a fixed asset module and the integration of this module within the Company’s ERP system.

•	The development of a policy and procedure manual regarding the recording, tracking and depreciation of fixed assets.

•	Periodic physical inventories of fixed assets.

      The Company provides COBRA benefits to its former employees for the continuation of healthcare benefits. Payments for the benefits are paid directly to an external benefits administrator. In 2003, the Company discovered that these payments, which it believed were being used by its external benefits administrator to offset its healthcare benefits expenses, were actually remitted to the Company but not deposited into its bank accounts on a timely basis. Management believes that it did not have adequate internal controls to prevent the issue from occurring or to identify it in a timely manner once it had occurred and has implemented internal controls necessary to strengthen the control over handling of COBRA payments. The Company now requires that COBRA payments go directly from the external benefits administrator to the Company’s lockbox.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      On July 24, 2004, Covansys reached an agreement with Indiana Marion County Prosecutor to voluntary make a restitution payment of $204,000 and a payment of $50,000 for investigation costs arising from an alleged violation of contract and procurement regulations. Covansys agreed to make the payments in lieu of protracted legal proceedings. The payments related to a contract between Covansys and the Indiana Family and Social Services Administration (“FSSA”). During 2002, Covansys did not receive written confirmation that FSSA had obtained a written waiver of the competitive bidding requirement for the hardware and software components of the contract. The agreement with the Marion County Prosecutor does not inhibit the Company’s ability to obtain any additional work from FSSA or any other agency of the State of Indiana. The Company has accrued these amounts as of March 31, 2004.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Number	Exhibit

3.1	Conformed Restated Articles of Incorporation of the Company, as amended.
3.2	Bylaws of the Company, as amended.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Martin C. Clague pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On February 11, 2004 Covansys filed a Form 8-K with the Securities and Exchange Commission to report under item 12 thereof a copy of the Company’s February 11, 2004 press release announcing earnings for the quarter and fiscal year ended December 31, 2003.

      On March 25, 2004 Covansys filed a Form 8-K with the Securities and Exchange Commission to report under item 5 thereof a copy of the Company’s March 18, 2004 press release announcing the resignation of its Chief Financial Officer and the appointment of its Interim Chief Financial Officer.

      On April 1, 2004 Covansys filed a Form 8-K with the Securities and Exchange Commission to report under item 12 thereof a copy of the Company’s March 30, 2004 press release announcing that the Company’s internal review of certain accounting matters related to a select number of contracts was complete, and the Company’s Form 10-K for the fiscal year ended December 31, 2003, had been filed with the Securities and Exchange Commission (SEC). As a result of this review, Covansys revised its previously announced financial results for the fiscal year and quarter ended December 31, 2003, from those contained in its press release dated February 11, 2004.

      On April 28, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 thereof a copy of the Company’s April 27, 2004 press release announcing that the Company’s Board of Directors had approved a long-term Master Services Agreement and a Stock Purchase Agreement with Fidelity Information Services, Inc., a subsidiary of Fidelity National Financial, Inc. In order to facilitate the transactions with Fidelity National Financial Inc., and simplify its capital structure, the Company also announced that it had entered into a recapitalization agreement with a fund managed by Clayton, Dubilier & Rice.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ THOMAS E. LINDSEY

Thomas E. Lindsey
Vice President, Controller and Chief
Accounting Officer
(Principal Accounting Officer)

/s/ JAMES S. TROUBA

James S. Trouba
Chief Financial Officer
(Principal Financial Officer)

Dated: August 4, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Conformed Restated Articles of Incorporation of the Company, as amended.
3.2	Bylaws of the Company, as amended.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Martin C. Clague pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.