Form 10-Q
period 2004-06-30
COVANSYS CORP
filed 2004-08-09
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,666	$89,671
Short-term investments	19,380	37,804

Cash and short-term investments	129,046	127,475
Accounts receivable net of allowance for doubtful accounts of $1,832 and $1,789 at June 30, 2004 and December 31, 2003	74,629	69,755
Revenue earned in excess of billings	28,851	32,127
Deferred taxes	9,277	9,396
Prepaid expenses and other	5,472	5,363

Total current assets	247,275	244,116
Property and equipment, net	29,071	31,253
Computer software, net	4,715	5,430
Goodwill, net	18,119	18,441
Deferred taxes	4,231	4,231
Other assets, net	15,562	11,888

Total assets	$318,973	$315,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,651	$11,290
Accrued payroll and related costs	19,207	21,462
Other accrued liabilities	23,719	21,854
Deferred revenue	589	1,239

Total current liabilities	58,166	55,845
Other liabilities	251	889
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	170,929	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 26,916,753 and 26,792,547 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	91,932	93,165
Retained earnings	2,730	1,136
Stock subscriptions receivable	(1,493)	(1,790)
Accumulated other comprehensive loss	(3,542)	(2,541)

Total shareholders’ equity	89,627	89,970

Total liabilities and shareholders’ equity	$318,973	$315,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues	$94,109	$96,240	$179,001	$192,799
Cost of revenues	68,846	73,611	138,847	148,388

Gross profit	25,263	22,629	40,154	44,411
Selling, general and administrative expenses	19,685	22,815	39,047	44,803

Income (loss) from operations	5,578	(186)	1,107	(392)
Other income, net	1,303	579	1,309	1,072

Income before provision for income taxes	6,881	393	2,416	680
Provision for income taxes	2,339	409	822	517

Net income (loss)	4,542	(16)	1,594	163
Convertible redeemable preferred stock dividends	1,139	1,104	2,269	2,199

Net income (loss) available for shareholders	3,403	(1,120)	(675)	(2,036)

Amounts allocated to participating preferred shareholders	(832)	—	—	—

Net income (loss) available to common shareholders	$2,571	$(1,120)	$(675)	$(2,036)

Earnings (loss) per share
Basic	$0.10	$(0.04)	$(0.02)	$(0.08)

Diluted	$0.09	$(0.04)	$(0.02)	$(0.08)

Basic weighted average shares	26,882	27,081	26,866	27,182
Dilutive effect of options	610	—	(A)	—
Convertible redeemable preferred stock	(A)	(A)	(A)	(A)

Dilutive weighted average shares	27,492	27,081	26,866	27,182

(A)	Anti-dilutive

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,594	$163
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,658	7,744
Loss on disposal and obsolescence of property and equipment	1,066	398
Provision for doubtful accounts	499	280
Gain from sale of short-term investments	(109)	(575)
Other	—	69
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(2,281)	2,588
Prepaid expenses and other	(3,775)	(681)
Accounts payable, accrued payroll and related costs and other liabilities	1,669	(3,070)

Net cash provided from operating activities	5,321	6,916
Cash flows from investing activities:
Investment in property, equipment and other	(4,845)	(4,777)
Investment in computer software	(127)	(619)
Proceeds from sale of available for sale securities	62,281	60,537
Purchases of available for sale securities	(43,903)	(67,175)

Net cash provided by (used in) investing activities	13,406	(12,034)
Cash flows from financing activities:
Net proceeds from issuance of common stock	872	231
Net proceeds from exercise of stock options and other	370	129
Repurchases of common stock	—	(1,464)

Net cash provided by (used in) financing activities	1,242	(1,104)
Effect of exchange rate changes on cash	26	—

Increase (decrease) in cash and cash equivalents	19,995	(6,222)
Cash and cash equivalents at beginning of period	89,671	88,288

Cash and cash equivalents at end of period	$109,666	$82,066

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

      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of June 30, 2004, the results of its operations for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the six month periods ended June 30, 2004 and 2003. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2003 Annual Report on Form 10-K/A for the year ended December 31, 2003.

      The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2004.

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

3. Fixed Price Contracts

      The Company realized approximately 44% and 40% of its revenue during the three months and six months ended June 30, 2004, from fixed price contracts with respect to which it recognizes revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

      The Company’s first quarter 2004 financial results were negatively impacted by approximately $9,400 due to four significant fixed price contracts which it considers to be challenged, three of which were discussed in the Company’s 2003 Form 10-K/A.

      Communications with contracting parties during 2004 caused management to re-assess the collectibility of billed and unbilled receivables for two troubled projects. In both cases, the Company has been informed that its services would no longer be required to complete the project prior to its implementation. As a result, the Company reduced the related receivables by $5,500 to their net realizable value in the first quarter of 2004. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue. The Company continues to actively review its collection options.

      The Company also determined it was necessary to increase its estimated cost to complete for three of these projects due to changes in 2004 in both scope and resource requirements. The revision in estimates had the effect of reducing gross margin by $3,900 in the first quarter of 2004.

      The Company has $6,800 in billed and unbilled receivables related to these four contracts at June 30, 2004, which management believes are collectible.

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

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2003 Annual Report on Form 10-K/A.

      The organizational realignment initiated during the second quarter 2003 substantially modified the Company’s reporting structure and required the migration from the traditional single segment reporting presentation to a multi-segment presentation. This modified reporting format presents revenue of each segment on a full attribution basis, whereby the end customer invoice rate is presented, with inter-segment eliminations separately identified. This presentation reflects the importance and critical relationship whereby India/Asia supports, primarily, the Commercial and Public Sector segments with services. The segment operating results at the income from operations level utilizes the company’s transfer pricing methodology and thereby attributes a majority of the margin to the segments where the end customers are located. Thus the profitability of Commercial and Public Sector segments is enhanced while the profitability of India/Asia segment is directly reduced.

      India/Asia supplies substantial resources to North American and European customers. The rate charged by India to U.S. and Europe has been developed utilizing a cost plus transfer pricing methodology. This results in a large component of the available gross margin accruing to North America or Europe where the end customer is located.

      Revenue and income (loss) from operations by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues
Commercial	$58,543	$60,159	$117,646	$117,143
Less intersegment	(205)	—	(365)	—

	58,338	60,159	117,281	117,143
Public Sector	26,765	29,781	45,560	63,383
India/Asia	24,298	16,946	48,705	32,666
Less intersegment	(17,927)	(13,552)	(37,907)	(26,421)

	6,371	3,394	10,798	6,245
Europe	3,671	3,749	7,636	7,874
Less intersegment	(1,036)	(843)	(2,274)	(1,569)

	2,635	2,906	5,362	6,305
Other	—	—	—	(277)

	$94,109	$96,240	$179,001	$192,799

Income (Loss) from Operations
Commercial	$11,653	$8,342	$21,739	$12,941
Public Sector	2,461	1,378	(3,597)	4,773
India/Asia	1,057	416	2,257	1,088
Europe	(25)	(194)	215	138
Corporate and Other	(9,568)	(10,128)	(19,507)	(19,332)

	5,578	(186)	1,107	(392)
Other Income, net	1,303	579	1,309	1,072

Income (Loss) before Provision (Benefit) for Income Taxes	$6,881	$393	$2,416	$680

5. Property and Equipment

      Subsequent to the issuance of its financial statements for the year ended December 31, 2003, the Company identified $2,561 of adjustments related to property and equipment, $1,495 of which related to prior periods requiring the Company to restate its previously filed financial statements for all periods affected by the charge. The remaining $1,066 was recorded in the first quarter of 2004, $742 of which relates to equipment that the Company has been unable to determine the period or periods during which the equipment left its possession and $324 of which relates to equipment that became obsolete in the first quarter of 2004. Of the $1,066, $39 was recorded in cost of revenue and $1,027 was recorded in selling, general and administrative expense.

6. Common Stock Repurchase Program

      In October 2002, the Company’s board of directors authorized the repurchase of an additional 2,000,000 shares of the Company’s common stock, bringing the total authorization to 14,000,000 shares. Through June 30, 2004, the Company has repurchased approximately 11,181,876 shares of its common stock for cash, at a total cost of $139,572. The Company did not repurchase any shares in 2004. As of June 30, 2004, 2,818,124 shares remain available for repurchase under the board of directors authorization.

7. Net (Loss) Per Share

      Basic and diluted net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share, as amended by Emerging Issues Task Force (“EITF”) Issue 03-6 by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. For the three month and six month periods ended June 30, 2004 and 2003, the effect of convertible redeemable preferred stock has not been in the calculation of dilutive net income (loss) per share because to do so would be anti-dilutive. The calculation of dilutive net income (loss) per share for the three month and six month periods ended June 30, 2004 and 2003 excludes in both periods 8,695,652 of common stock equivalents related to the convertible redeemable preferred stock, 5,300,000 of warrants issued to CD&R and 2,062,482 and 3,025,898 and 2,322,180 and 3,058,252 representing the average number of stock options outstanding for the three month and six month periods ended June 30, 2004 and 2003, respectively. The warrants and stock options were excluded from the calculation because the impact was anti-dilutive given the exercise prices for these warrants and stock options were higher than the Company’s average stock price for these periods.

      The Company’s Series A Voting Convertible Preferred Stock is a participating security as defined in Issue 03-6. Issue 03-6 is effective for periods beginning for March 31, 2004. We adopted Issue 03-6 in the second quarter ended June 30, 2004 and restated EPS for all prior periods presented. The adoption of Issue 03-6 will result in a reduction in EPS available for common shareholders in periods where the Company has income and have no impact in periods where the Company has a loss.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net (loss) available for common shareholders:
As reported	$2,571	$(1,120)	$(675)	$(2,036)
Stock-based employee compensation cost included in the determination of net (loss) from operations as reported	—	—	—	—
Stock-based employee compensation cost had the fair value method been used	538	263	1,191	3,739

SFAS No. 123 pro forma	$2,033	$(1,383)	$(1,866)	$(5,775)

Basic and diluted (loss) per share:
As reported-basic	$.10	$(.04)	$(.02)	$(.08)
As reported-diluted	$.09	$(.04)	$(.02)	$(.08)
SFAS No. 123 pro forma-basic	$.08	$(.05)	$(.07)	$(.21)
SFAS No. 123 pro forma-diluted	$.07	$(.05)	$(.07)	$(.21)

9. Comprehensive Income

      Total comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss)	$4,542	$(16)	$1,594	$163
Currency translation adjustment	(2,683)	2,306	(1,001)	2,031
Reclassification of unrealized gains on short-term investments	—	—	—	(191)

Total comprehensive income	$1,859	$2,290	$593	$2,003

10. Related Party Transactions

      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by a co-Chairman of the Company’s Board of Directors. During the three month periods ended June 30, 2004 and 2003, the Company provided services to Synova totaling $655 and $883, respectively and $1,306 and $1,693 for the six month periods ended June 30, 2004 and 2003, respectively. In addition, during the three month periods ended June 30, 2004 and 2003 Synova provided services to the Company totaling $293 and $567, respectively and $494 and $1,294 for the six month periods ended June 30, 2004 and 2003, respectively. The net balance owed to the Company by Synova at June 30, 2004 was $440. In addition, under the terms of a note payable, Synova owes the Company $7,500. This note is due in September 2005, and interest is paid quarterly in accordance with its terms.

      The Company paid approximately $214 and $220 to CDR, a shareholder, for financial, management advisory, and executive management services during the three month periods ended June 30, 2004 and 2003, respectively and $394 and $391 for the six month periods ended June 30, 2004 and 2003, respectively.

      In the third quarter of fiscal 2002, the Company entered into a ten-year agreement to provide outsourcing services to SIRVA, Inc. a company related through common ownership of CDR. During the three month and six month periods ended June 30, 2004 and 2003, services provided by the Company to SIRVA, Inc. totaled approximately $2,177 and 1,914, $4,753 and $3,455, respectively. The net balance owed to the Company by SIRVA at June 30, 2004 was $639.

      During the three month and six month periods ended June 30, 2004 and 2003, the Company paid the Chesapeake Group, Inc., a company owned by a director $0 and $14 and $17 and $30, respectively, for merger and acquisition consulting services. At June 30, 2004 the Company owes the Chesapeake Group, Inc. $850.

      The Company has a note receivable in the amount of $558 from a director. This note bears interest at 8.25% and is due in December 2006.

      The Company has a note receivable in the amount of $306 from an executive officer. This note bears interest at 2.5%.

      The Company has a non-interest bearing note receivable in the amount of $83 from a co-chairman of the Company’s Board of Directors.

11. Restructuring and Other Related Charges

      The following is a roll forward of the accrual balance for Restructuring and Other Related charges for the six month periods ended June 30, 2004 and 2003 respectively.

		Lease
	Severance	Terminations	Other	Total

Balance January 1, 2004	$371	$1,668	$—	$2,039
Expense	1,019	1,429	—	2,448
Payments and other	(745)	(546)	—	(1,291)

Balance June 30, 2004	$645	$2,551	$—	$3,196

Balance January 1, 2003	$8	$2,527	$29	$2,564
Expense	2,529	227	—	2,756
Payments and other	(1,573)	(737)	(29)	(2,339)

Balance June 30, 2003	$964	$2,017	$—	$2,981

      Amounts related to lease terminations will be paid out through 2008. Amounts related to severance will be paid in 2004.

12. Cost of Computer Software to be Sold, Leased or Marketed

      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalized software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the six months ended June 30, 2004 the Company capitalized computer software of approximately $128. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $421 and $591 for the three months ended June 30, 2004 and 2003, respectively and $843 and $1,181 for the six months ended June 30, 2004 and 2003, respectively.

13. Goodwill

      Changes in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows:

Balance January 1, 2004	$18,441
Currency translation	(322)

Balance June 30, 2004	$18,119

14 Other Income, Net

      Other income, net represents interest earned and realized gains and losses from the sale of short-term investments and cash equivalents and foreign currency transaction and translation gains and losses.

      Foreign currency fluctuations during the three months ended March 31 and June 30, 2004 resulted in a foreign currency translation gain (loss) of approximately ($718) and $761, respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.

15. Recently Issued Financial Accounting Standards

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

17. Recent Developments

      On April 27, 2004, the Company announced that it had entered into a long-term Master Services Agreement and a Stock Purchase Agreement with Fidelity Information Services (“FIS”), Inc., a subsidiary of Fidelity National Financial, Inc.. The Master Services Agreement is expected to generate an anticipated $150 million in revenues to the Company over the next five years.

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

      Under the terms of the Recapitalization Agreement the CDR Stockholder will exchange all of its existing holdings in the Company for consideration consisting of $180 million of cash, two million shares of common stock of the Company, subordinated notes in the total amount of $15 million due December 31, 2005, and five-year warrants for five million shares of common stock with a strike price of $18 per share. The Company expects to finance the transaction with the CDR Stockholder with cash on hand, which totaled $109.7 million as of June 30, 2004, as well as proceeds from the FIS Investment.

      As a result of the transactions contemplated by the Recapitalization Agreement with the CDR Stockholder, the Company expects to record a reduction to income available to common shareholders upon the closing. While the amount of the reduction will depend on the trading price of the Company’s common stock when the transaction is finalized, based on the closing price of $12.14 per share of the Company’s common stock as of Monday, April 26, 2004, the estimated reduction to income available to common shareholders would be approximately $59.0 million. The closing price of the Company’s common stock on July 30, 2004 was $9.24.

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

      The Company has capitalized $2.9 million of outside professional fees in connection with these transactions. The Company is also obligated to reimburse FIS up to $1.0 million for outside professional fees. Upon consummation of the transaction, fees related to the issuance of common stock will be netted against the proceeds received and fees related to redemption of the Company’s Series A Voting Convertible Preferred Stock will reduce income available to common shareholders.

      On May 26, 2004, the Company was informed that its common stock was subject to delisting due to the Company’s failure to comply with Nasdaq Marketplace Rule 4310(c)(14), which requires the Company to file its periodic reports as required by the Securities Act of 1934. On July 1, 2004, the Company attended a hearing with a Nasdaq Listing Qualifications Panel. The Company believes that it regained full compliance with Nasdaq Marketplace Rule 4310(c)(14) when it filed its quarterly report on Form 10-Q for the period ended March 31, 2004 on August 6, 2004.

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

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenues ratably over the applicable period. For the three month periods ended June 30, 2004 and 2003, approximately 44% and 41%, respectively, of our total revenues were generated from fixed-price engagements.

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

      Covansys periodically enters into contracts that include multiple-element arrangements, which may include any combination of services, software, support/maintenance, and the re-sale of hardware or software. Contracts entered into after June 30, 2003 containing multiple elements or deliverables are segmented into separate units of accounting where the separate elements represent separate earnings processes in accordance with EITF 00-21. Revenues are allocated among the elements based on the relative fair values of the elements and are recognized in accordance with our policies for the separate elements unless the undelivered elements are essential to the functionality of the delivered elements. In circumstances where an undelivered element is essential to the functionality of the delivered element, no revenue is recognized for the delivered element until the undelivered element is delivered.

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

Recent Developments

      Property and Equipment. The Company has amended its previously filed Form 10-K for the year ended December 31, 2003 and its Forms 10-Q for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003, to reflect the restatement of its financial statements for the years ended December 31, 2003, 2002 and 2001. The adjustments giving rise to the Company’s need to restate its financial statements relate primarily to missing or obsolete equipment that came to light as a result of a physical inventory process that the Company completed in June 2004 in order to facilitate the conversion of its property and equipment data into a new property and equipment accounting system. As part of that endeavor, missing furniture and fixtures were quantified through an assessment based upon office closings and other restructuring activities.

      As a result of those efforts, the Company determined that assets having a net book value of approximately $2.6 million were either missing, obsolete or had been appropriately capitalized but were assigned too long a useful life. Of this amount, $0.4 million related to equipment determined to have become obsolete in the quarter ended March 31, 2003 and $1.5 million was attributed to prior years. The remaining balance of $0.7 million related to missing equipment which could not be identified with any particular period and was recorded as an additional charge in the first quarter of 2004. Additional detail regarding the restatement and related adjustments is included in Note 5 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

      Fixed Price Contracts. The Company realized approximately 44% and 40% of its revenue during the three months and six months ended June 30, 2004, from fixed price contracts with respect to which it recognizes revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

      The Company’s first quarter 2004 financial results were negatively impacted by approximately $9,400 due to four significant fixed price contracts which it considers to be challenged, three of which were discussed in the Company’s 2003 Form 10-K/A.

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

      The Company also determined it was necessary to increase its estimated cost to complete for three of these projects due to changes in 2004 in both scope and resource requirements. The revision in estimates had the effect of reducing gross margin by $3,900 in the first quarter of 2004.

      The Company has $6,800 in billed and unbilled receivables related to these four contracts at June 30, 2004, which management believes are collectible.

      Strategic Transaction. On April 27, 2004, the Company announced that it had entered into a long-term Master Services Agreement and a Stock Purchase Agreement with Fidelity Information Services, Inc. (“FIS”), a subsidiary of Fidelity National Financial, Inc. (“FNF”). The Master Services Agreement is expected to generate an anticipated $150 million in revenues to the Company over the next five years.

      Under the Stock Purchase agreement with FIS the Company will issue to FIS approximately 8.7 million shares of the Company’s common stock at a price of $12 per share or approximately $104.4 million. In addition FIS will receive four tranches of warrants, each for one million shares of the Company’s common stock, which have a strike price between $15 and $24 per share. FNF will also acquire approximately 2.5 million shares of the Company’s common stock from Rajendra Vattikuti, founder and co-chairman of the Company.

      In order to facilitate the transactions with FIS, the Company also entered into a Recapitalization Agreement with a wholly-owned subsidiary of a private equity fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Stockholder”) to restructure the CDR Stockholder’s ownership interest in the Company and certain corresponding governance rights, in exchange for a combination of cash, stock, notes and warrants. The CDR Stockholder owns 200,000 shares of the Company’s Series A Voting Convertible Preferred Stock, or approximately 8.7 million shares of common stock on an as converted basis, and 5.3 million common stock warrants with a strike price of $18 per share.

      Under the terms of the Recapitalization Agreement the CDR Stockholder will exchange all of its existing holdings in the Company for consideration consisting of $180 million of cash, two million shares of common stock of the Company, subordinated notes in the total amount of $15 million due December 31, 2005, and five-year warrants for five million shares of common stock with a strike price of $18 per share. The Company will finance the transaction with the CDR Stockholder with cash on hand, which totaled $109.7 million as of June 30, 2004, as well as proceeds from the FIS investment.

      As a result of the transactions contemplated by the Recapitalization Agreement with the CDR Stockholder, the Company expects to record a reduction to income available to common shareholders upon the closing. While the amount of the reduction will depend on the trading price of the Company’s common stock when the transaction is finalized, based on the closing price of $12.14 per share of the Company’s common stock as of Monday, April 26, 2004, the estimated reduction to income available to common shareholders would be approximately $59.0 million. The closing price of the Company’s common stock was $9.24 on July 30, 2004.

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

      The Company has capitalized $2.9 million of outside professional fees in connection with these transactions. The Company is also obligated to reimburse FIS up to $1.0 million for outside professional fees. Upon consummation of the transaction, fees related to the issuance of common stock will be netted against the proceeds received and fees related to redemption of the Company’s Series A Voting Convertible Preferred Stock will reduce income available to common shareholders.

      Other. On May 26, 2004, the Company was informed that its common stock was subject to delisting due to the Company’s failure to comply with Nasdaq Marketplace Rule 4310(c)(14), which requires the Company to file its periodic reports as required by the Securities Act of 1934. On July 1, 2004, the Company attended a hearing with a Nasdaq Listing Qualifications Panel. The Company expects that it will regain full compliance with all Nasdaq listing requirements by filing its Form 10-Q for the first quarter of 2004.

Results of Operations

      Revenue and gross profit by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues
Commercial	$58,543	$60,159	$117,646	$117,143
Less intersegment	(205)	—	(365)	—

	58,338	60,159	117,281	117,143
Public Sector	26,765	29,781	45,560	63,383
India/Asia	24,298	16,946	48,705	32,666
Less intersegment	(17,927)	(13,552)	(37,907)	(26,421)

	6,371	3,394	10,798	6,245
Europe	3,671	3,749	7,636	7,874
Less intersegment	(1,036)	(843)	(2,274)	(1,569)

	2,635	2,906	5,362	6,305
Other	—	—	—	(277)

	$94,109	$96,240	$179,001	$192,799

Gross profit (loss)
Commercial	$16,232	$14,954	$30,611	$26,593
Public Sector	6,264	5,856	3,860	13,991
India/Asia	2,321	1,869	4,683	3,666
Europe	948	725	2,097	1,949
Other	(502)	(775)	(1,097)	(1,788)

	$25,263	$22,629	$40,154	$44,411

      Revenues. Revenues were $94.1 million and $96.2 million in the second quarter of 2004 and 2003, respectively and $179.0 million and $192.8 million for the six months ended June 30, 2004 and 2003.

Revenues from the commercial segment were $58.3 million in the second quarter of 2004, a decrease of 3.2% from 2003 revenue of $60.2 million. The decline in revenue is primarily due in part to the transfer of certain customer relationships to the Company’s operations in India. For the six months period, revenues were flat with the comparable prior year period.

      Public sector revenues declined $3.0 million from second quarter 2003 revenues of $29.8 million and declined $17.8 million from first half 2003 revenues of $63.4 million. The decline in revenue was the result of the completion of numerous projects in 2003, combined with a slow down in requests for new proposals for potential new projects being issued by state governments, as well as adjustments to the estimated cost to complete on certain fixed price contracts in the first quarter of 2004 in respect of which the Company recognizes income on the percentage of completion basis. These adjustments resulted in the Company not recognizing approximately $3.7 million of revenue in the three months ended March 31, 2004 which would have been recognized had the estimates to complete not required adjustment. In addition, public sector revenue was also negatively impacted by a $5.5 million adjustment related to management’s reassessment of the collectibility of outstanding billed and unbilled receivables associated with two troubled projects. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue.

      Revenues from India/ Asia increased significantly in both periods over comparable periods in 2003, reflecting the shift to a higher utilization of Indian resources on existing customer relationships as well as the transfer of certain commercial segment customer relationships to the region.

      Gross Profit. Gross profit in the second quarter of 2004 was $25.3 million or 26.8% or revenue compared with $22.6 million of 23.5% of revenue in the comparable 2003 period. Gross profit for the first six months of 2004 was $40.1 million or 22.4% of revenue compared with $44.4 million or 23.0% of revenue for the first six months of 2003. Gross profit in the second quarter of 2003 was negatively impacted by severance of approximately $1.0 million related to the realignment of the Company. Also, two loss contracts in the public sector segment also contributed to the lower gross profit as the Company recorded a charge of approximately $0.8 million relative to these contracts.

      Gross profit for the first six months of 2004 was negatively impacted by the reassessment of costs of a loss contract, adjustments to estimates to the costs to complete for certain public sector contracts, as well as the adjustment of certain unbilled fixed price contract receivables in the public sector segment based upon perceived collection risk. These adjustments had a negative effect of approximately $9.4 million in the first six months of 2004. In addition gross profit in the second quarter of 2004 was impacted due to costs associated with project ramp up on new accounts in India/Asia resulting from increased headcount and lower utilization rates. Gross profit in 2003 was impacted by a $1.0 million charge recorded in the first quarter of 2003 related to a loss contract.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.7 million and $22.8 million in the second quarter of 2004 and 2003 respectively or 20.9% and 23.7% of revenue. For the six months ended June 30, 2004 and 2003, selling, general and administrative expenses were $39.0 million and $44.8 million respectively or 21.8% and 23.2% of revenue. Included in selling, general and administrative costs in the second quarter of 2004 are lease termination costs of $1.2 million and $0.7 million in professional fees associated with the fixed asset analysis. In addition, the first six months of 2004 includes a charge of $1.0 million from the loss on disposal and obsolescence of property and equipment as further described in Note 5.

      Included in 2003 amounts are severance costs of $1.5 million in the second quarter associated with the realignment of the Company’s operations and approximately $0.6 million for lease termination costs and write-down of leasehold improvements. The organizational realignment initiated during the second quarter of 2003 is the primary driver in the reduction of costs in 2004 compared with 2003. Through the elimination of overlapping layers in the organization as part of the organizational realignment, the Company has been able to cut costs and improve the support structure across the organization.

      Other Income, Net. Other income, net represents interest earned and realized gains and losses from the sale of short-term investments and cash equivalents and foreign currency transaction and translation gains and losses. Foreign currency fluctuations during the three months ended March 31 and June 30, 2004 resulted in a foreign currency translation gain (loss) of approximately ($718) and $761 from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.

      Provision for Income Taxes. The effective tax rate in the second quarter and first six months of 2004 was 34%. The Company estimates that its effective tax rate for the remainder of 2004 will be approximately 34%.

Liquidity and Capital Resources

      As of June 30, 2004, we had cash and short-term investments totaling $129.0 million. The Company generally funds its operations and working capital needs through internally generated funds. Cash provided from operations was $5.3 million for the six month period ended June 30, 2004.

      The principal use of cash for investing activities during the six month period ended June 30, 2004 was for the purchase of investment securities available for sale and for the purchase of property and equipment.

      To facilitate future cash flow needs, we have an arrangement with a commercial bank where we may borrow an amount not to exceed $20.0 million with interest at the bank’s prime rate less .5%, or the LIBOR rate plus 1.2% at the borrower’s option. $15.0 million of the $20.0 million is available for standby letters of credit. As of June 30, 2004, we had $6.2 million of standby letters of credit outstanding as collateral for five performance bonds. Borrowings under this facility are short-term, payable on demand and are collateralized by all assets. During the six month period ended June 30, 2004, we did not have any balances outstanding under this arrangement.

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the six month period ended June 30, 2004 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Revenues, based on end customer bill rates, generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States and Europe, accounted for 25.8% and 17.6% of our total revenues for the three month periods ended June 30, 2004 and 2003, respectively.

      Inflation did not have a material impact on our revenues or income from operations during the three month and six month periods ended June 30, 2004 and 2003.

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

Foreign Exchange Risk

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in the six month periods ended June 30, 2004 and 2003 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. We do not generally use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $129.0 million as of June 30, 2004. All of our short-term investments are designated as available-for-sale and accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

Disclosure Controls and Procedures

      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures on June 30, 2004 they concluded that the Company’s controls procedures were not adequately designed to timely notify them of material information that the Company is required to disclose in the reports it files with the SEC insofar as it relates to matters noted below or Changes in Internal Controls.

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

      During management’s evaluation of internal controls, certain deficiencies were identified including public sector personnel’s understanding of state and local government procurement rules and regulations, manually intensive processes and information flows, concentration of knowledge and the need to increase training of financial staff. Management is currently addressing these deficiencies through the implementation of a consolidation and financial reporting tool, implementation of the fixed asset module and integration of this module within the Company’s ERP system, standardization and automation of information flows, processes and procedures, and enhancing the skill sets of financial and operational staff through hiring and expanded training programs.

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

      The Company provides COBRA benefits to its former employees for the continuation of healthcare benefits. Payments for these benefits are paid directly to an external benefits administrator. In 2003, the Company discovered that these payments, which it believed were being used to by its external benefits administrator to offset its healthcare benefits expenses, were actually remitted to the Company but not deposited into its bank accounts on a timely basis. Management believes that it did not have adequate internal controls to prevent the issue from occurring or to identify it in a timely manner once it had occurred and has implemented internal controls necessary to strengthen the control over handling of COBRA payments. The Company now requires that COBRA payments go directly from the external benefits administrator to the Company’s lockbox account.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On July 24, 2004, Covansys reached an agreement with Indiana Marion County Prosecutor to voluntary make a restitution payment of $204,000 and a payment of $50,000 for investigation costs arising from an alleged violation of contract and procurement regulations. Covansys agreed to make the payments in lieu of protracted legal proceedings. The payments related to a contract between Covansys and the Indiana Family and Social Services Administration (“FSSA”). During 2002, Covansys did not receive written confirmation that FSSA had obtained a written waiver of the competitive bidding requirement for the hardware and software components of the contract. The agreement with the Marion County Prosecutor does not inhibit the Company’s ability to obtain any additional work from FSSA or any other agency of the State of Indiana. As previously disclosed in the Company’s first quarter Form 10-Q the Company accrued for these amounts as of March 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

      On June 28, 2004, the annual meeting of shareholders was held. The meeting was held for the following purposes:

1. to elect four directors to the Board of Directors; and

2. to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year 2004.

      The shareholders re-elected Mr. Douglas S. Land as a director. The vote was 29,748,876 for and 6,031,927 withheld.

      The shareholders re-elected Mr. Ronald K. Machtley as a director. The vote was 33,737,833 for and 2,042,970 withheld.

      The shareholders re-elected Mr. Frank D. Stella as a director. The vote was 33,422,471 for and 2,358,332 withheld.

      The shareholders re-elected Mr. David Wasserman as a director. The vote was 29,858,943 for and 5,921,860 withheld.

      Mr. William C. Brooks, Mr. Kevin J. Conway and Mr. John A. Stanley continue as directors with terms expiring in 2005. Mr. Rajendra B. Vattikuti, Mr. Ned C. Lautenbach and Mr. Martin C. Clague continue as directors with a term expiring in 2006.

      The shareholders approved the appointment of PricewaterhouseCoopers LLP as independent auditors of Covansys Corporation for the year ending December 31, 2004, the vote was 33,458,174 for, 2,197,986 against and 270,886 abstain.

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

(b) Reports on Form 8-K

      On May 17, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 12 thereof a copy of the Company’s May 17, 2004 press release announcing that its report on Form 10-Q for the quarter ended March 31, 2004 would be delayed pending completion of the proper accounting for physical losses and obsolescence for certain of the Company’s property and equipment, mainly computers and related peripherals, as a result of a recently completed physical inventory. The Company also announced selected first quarter 2004 operating results.

      On May 27, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 thereof a copy of the Company’s May 27, 2004 press release acknowledging the receipt of a Nasdaq Staff Determination letter dated May 26, 2004 notifying the Company that it had not complied with Marketplace Rule 4310(C)(14) requiring the timely filing of its Form 10-Q for the period ended March 31, 2004 with the Securities and Exchange Commission. As a result, the Nasdaq Staff has indicated that the Company’s ticker symbol will be changed from CVNS to CVNSE effective May 28, 2004 and the Company has been put on notice that its securities will be delisted from the Nasdaq Stock Market at the open of business on June 4, 2004 unless the Company requests a hearing before the Nasdaq Listing Qualification Panel. The Company intends to appeal the Staff’s determination at such a hearing.

      On June 1, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 thereof a copy of the Company’s June 1, 2004 press release announcing that it has requested an oral hearing to appeal a Nasdaq Staff delisting determination resulting from the Company’s delay in filing its Form 10-Q for the period ended March 31, 2004 with Nasdaq as required by Marketplace Rule 4310(c)(14). In accordance with Marketplace Rule 4820(a), Covansys’ request automatically stays the delisting action and thereby permits continued trading of its securities on the Nasdaq Stock Market, pending a decision by the Nasdaq Listing Qualifications Panel.

      On July 1, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 thereof a copy of the Company’s July 1, 2004 press release announcing that it had completed its analysis of accounting issues related to a recently completed physical inventory and assessment of certain assets. Covansys confirmed a non-cash charge of approximately $2.6 million, less than 1% of Covansys total assets. Covansys has concluded a portion of the charge should be allocated to prior periods and requested guidance from the Securities and Exchange Commission regarding the appropriate periods in which the charge should be recorded. Covansys intends to file its Form 10-Q for the quarter ended March 31, 2004 promptly after this issue has been resolved.

      Covansys also had an oral hearing on July 1, 2004 before a NASDAQ Listing Qualification Panel and expects its common stock to resume trading under the ticker symbol “CVNS” once the filing of its Form 10-Q is completed.

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

Dated: August 6, 2004

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