Form 10-Q
period 2004-09-30
COVANSYS CORP
filed 2004-10-29
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	37,409,783 (Outstanding as of October 25, 2004)

COVANSYS CORPORATION

INDEX

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		27
Bylaws of Covansys Corporation (September 15, 2004)
Credit Agreement with Bank One NA
Amendment to Credit Agreement with Bank One NA
Shareholder Rights Plan
Master Service Provider Agreement
Master Services Provider Agreement Exhibits
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification of Rajendra B. Vattikuti
Certification of James S. Trouba

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,860	$89,671
Short-term investments	21,130	37,804

Cash and short-term investments	58,990	127,475
Accounts receivable net of allowance for doubtful accounts of $2,674 and $1,789 at September 30, 2004 and December 31, 2003	79,561	69,755
Revenue earned in excess of billings	23,429	32,127
Deferred taxes	9,620	9,396
Prepaid expenses and other	8,177	5,363

Total current assets	179,777	244,116
Property and equipment, net	27,943	31,253
Computer software, net	4,338	5,430
Goodwill, net	18,403	18,441
Deferred taxes	3,926	4,231
Other assets, net	5,176	11,888

Total assets	$239,563	$315,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,084	$11,290
Accrued payroll and related costs	17,993	21,462
Other accrued liabilities	25,632	21,854
Deferred revenue	1,051	1,239

Total current liabilities	59,760	55,845
Long-term debt	17,500	—
Other liabilities	304	889
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 0 shares and 200,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	—	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 0 shares and 200,000 shares issued as convertible redeemable preferred stock as of September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, no par value, 200,000,000 shares authorized, 37,409,783 and 26,792,547 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	166,500	93,165
Retained earnings	—	1,136
Stock subscriptions receivable	(1,494)	(1,790)
Accumulated other comprehensive loss	(3,007)	(2,541)

Total shareholders’ equity	161,999	89,970

Total liabilities and shareholders’ equity	$239,563	$315,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues	$96,201	$94,355	$275,203	$287,154
Cost of revenues	70,085	68,518	208,931	216,906

Gross profit	26,116	25,837	66,272	70,248
Selling, general and administrative expenses	17,035	19,257	56,081	64,060

Income from operations	9,081	6,580	10,191	6,188
Other income (expense), net	500	(116)	1,809	956

Income before provision for income taxes	9,581	6,464	12,000	7,144
Provision for income taxes	3,073	2,364	3,895	2,881

Net income	6,508	4,100	8,105	4,263
Convertible redeemable preferred stock dividends	953	1,113	3,221	3,312
Loss on redemption of convertible redeemable preferred stock	28,674	—	28,674	—

Net income (loss) available for shareholders	(23,119)	2,987	(23,790)	951
Amounts allocated to participating preferred shareholders	—	(732)	—	(233)

Net income (loss) available to common shareholders	$(23,119)	$2,255	$(23,790)	$718

Earnings (loss) per share
Basic	$(.81)	$.08	$(.87)	$.03

Diluted	$(.81)	$.08	$(.87)	$.03

Basic weighted average shares	28,616	26,766	27,455	27,041
Dilutive effect of options	(A)	323	(A)	119
Convertible redeemable preferred stock	(A)	(A)	(A)	(A)

Diluted weighted average shares	28,616	27,089	27,455	27,160

(A)	Anti-dilutive

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$8,105	$4,263
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,032	11,539
Loss on disposal and obsolescence of property and equipment	1,066	739
Provision for doubtful accounts	1,562	475
Gain from sale of short-term investments	(132)	(178)
Other	163	(915)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(2,807)	6,164
Prepaid expenses and other	1,201	(649)
Accounts payable, accrued payroll and related costs and other liabilities	6,125	449

Net cash provided from operating activities	25,315	21,887
Cash flows from investing activities:
Investment in property, equipment and other	(6,646)	(6,874)
Investment in computer software	(171)	(835)
Proceeds from sale of available for sale securities	85,994	110,653
Purchases of available for sale securities	(69,343)	(127,639)
Proceeds from sale of investments	—	278

Net cash provided by (used in) investing activities	9,834	(24,417)
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	93,374	375
Net proceeds from exercise of stock options and other	1,025	146
Repurchases of common stock	(2,407)	(1,485)
Redemption of convertible redeemable preferred stock and warrants	(178,977)	—

Net cash (used in) financing activities	(86,985)	(964)
Effect of exchange rate changes on cash	25	—

Decrease in cash and cash equivalents	(51,811)	(3,494)
Cash and cash equivalents at beginning of period	89,671	88,288

Cash and cash equivalents at end of period	$37,860	$84,794

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

      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of September 30, 2004, the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine month periods ended September 30, 2004 and 2003. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2003 Annual Report on Form 10-K/A for the year ended December 31, 2003.

      The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2004.

      Certain amounts for 2003 have been reclassified to conform with the 2004 classification.

2. Recapitalization

      On April 27, 2004, the Company announced that it had entered into a long-term Master Services Agreement and a Stock Purchase Agreement with Fidelity Information Services (“FIS”), Inc., a subsidiary of Fidelity National Financial, Inc.. The Master Services Agreement is expected to generate an anticipated $150 million in revenues to the Company over the next five years.

      Under the Stock Purchase Agreement, as amended, with FIS and approved by shareholders on September 15, 2004, the Company issued to FIS 8.7 million shares of the Company’s common stock and warrants for $95.7 million. The four tranches of warrants, each for one million shares of the Company’s common stock, have a strike price between $15 and $24 per share. FIS also acquired 2.3 million shares of the Company’s common stock from Rajendra Vattikuti, founder and chairman of the Company.

      In order to facilitate the transactions with FIS, the Company also entered into a Recapitalization Agreement, as amended, with a wholly-owned subsidiary of a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Stockholder”) to restructure the CDR Stockholder’s ownership interest in the Company and certain corresponding governance rights, in exchange for a combination of cash, stock, notes and warrants. The CDR Stockholder owned 200,000 shares of the Company’s Series A Voting Convertible Preferred Stock, or approximately 8.7 million shares of common stock on an as converted basis, and 5.3 million common stock warrants with a strike price ranging from $25 to $31 per share.

      Under the terms of the Recapitalization Agreement approved by shareholders on September 15, 2004 the CDR Stockholder exchanged all of its existing holdings in the Company for consideration valued at $222.7 million consisting of $177.5 million of cash, two million shares of common stock of the Company, subordinated notes in the total amount of $17.5 million due December 31, 2005, which bears interest at LIBOR plus 2.20%, and five-year warrants for five million shares of common stock with a strike price of $18 per share. In accordance with EITF D-42, as amended by EITF 00-27, the Company recorded a reduction to income available to common shareholders of approximately $28.7 million. The Company financed the transaction with the CDR Stockholder with cash on hand as well as proceeds from the FIS investment.

      The following table summarizes the activity in shareholders’ equity for the nine months ending September 30, 2004.

				Accumulated
			Stock	Other	Total
	Paid in	Retained	Subscriptions	Comprehensive	Shareholders’
	Capital	Earnings	Receivable	Loss	Equity

Balance — December 31, 2003	$93,165	$1,136	$(1,790)	$(2,541)	$89,970
Net income		8,105			8,105
Convertible Redeemable Preferred Stock dividend	(2,268)	(953)			(3,221)
Repurchase of common stock	(2,407)				(2,407)
Net effect of stock options	1,244				1,244
Net proceeds from issuance of common stock	245				245
Net proceeds from issuance of common stock and warrants to FIS	92,833				92,833
Net effect of redemption of Convertible Redeemable Preferred Stock and warrants	(16,312)	(8,288)			(24,600)
Repayment of stock subscriptions receivable			296		296
Currency translation adjustment				(466)	(466)

Balance — September 30, 2004	$166,500	$—	$(1,494)	$(3,007)	$161,999

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

      The Company has five (four in 2003) business units in India which are entitled to a tax holiday for 10 consecutive years commencing with the year the business unit started producing computer software or until the Indian tax year ending March 31, 2009, whichever is earlier. The business units are subject to the tax holiday for various periods ranging from March 31, 2005 through March 31, 2009. As the tax holiday expires, the Company’s overall effective tax rate will be negatively impacted.

4. Fixed Price Contracts

      The Company realized approximately 40% of its revenue during the three months and nine months ended September 30, 2004, from all fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 12% of our revenue during the three months and nine months ended September 30, 2004 was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

      The Company’s first quarter and third quarter 2004 financial results were negatively impacted by approximately $9,400 and $1,250 respectively, due to four significant fixed price contracts which it considers to be challenged, three of which were discussed in the Company’s 2003 Form 10-K/A.

      Communications with contracting parties during 2004 caused management to re-assess the collectibility of billed and unbilled receivables for two troubled projects. In both cases, the Company has been informed that its services would no longer be required to complete the project prior to its implementation. As of September 30, 2004, the Company is not performing work on either of these contracts. As a result, the Company reduced the related receivables by $5,500 and $350 to their net realizable value in the first quarter and third quarter of 2004, respectively. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue. The Company continues to actively review its collection options with respect to one of these contracts.

      The Company also determined it was necessary to increase its estimated cost to complete for three of these projects due to changes in 2004 in both scope and resource requirements. The revision in estimates had the effect of reducing gross margin by $3,900 and $900 in the first quarter and third quarter of 2004, respectively.

      At September 30, 2004, the Company has $4,284 in billed and unbilled receivables related to the two challenged contracts for which the Company is still performing services and which management believes are collectible.

5. Segment Information

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

•	Public Sector includes all services provided to domestic state and local municipalities.

•	Commercial includes all North American services provided to non-public sector customers. Commercial includes application services for maintenance and development outsourcing (AMD/O), legacy modernization, retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services. Commercial also includes telecommunication services provided in Europe.

•	India/Asia includes all services performed in India or Asia.

•	Europe includes services performed in Europe. Telecommunication services performed in Europe are excluded from the Europe figures as such services are included in the Commercial segment.

•	Other consists primarily of the labor and supporting expenses for the corporate functions, depreciation and amortization expenses as well as lease expenses for corporate headquarters.

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

      Revenue and income (loss) from operations by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues
Commercial	$60,725	$61,015	$178,371	$178,160
Less intersegment	(156)	(418)	(520)	(418)

	60,569	60,597	177,851	177,742
Public Sector	24,235	27,588	69,797	90,970
India/Asia	28,771	19,742	76,989	52,408
Less intersegment	(20,701)	(16,315)	(58,122)	(42,736)

	8,070	3,427	18,867	9,672
Europe	3,523	3,732	11,158	11,605
Less intersegment	(196)	(989)	(2,470)	(2,558)

	3,327	2,743	8,688	9,047
Other	—	—	—	(277)

	$96,201	$94,355	$275,203	$287,154

Income (Loss) from Operations
Commercial	$12,189	$12,347	$33,927	$25,288
Public Sector	1,459	2,206	(2,138)	6,979
India/Asia	4,016	1,635	6,273	2,723
Europe	322	131	537	269
Corporate and Other	(8,905)	(9,739)	(28,408)	(29,071)

	9,081	6,580	10,191	6,188
Other income (expense), net	500	(116)	1,809	956

Income before Provision for Income Taxes	$9,581	$6,464	$12,000	$7,144

6. Property and Equipment

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

7. Common Stock Repurchase Program

      In October 2002, the Company’s board of directors authorized the purchase of an additional 2,000,000 shares of the Company’s common stock, bringing the total authorization to 14,000,000 shares.

      During the third quarter of 2004, the Company purchased the following shares:

	Number of Shares	Average Price
Period	Repurchased	Paid Per Share

July 2004	—	$—
August 2004	194,700	9.49
September 2004	58,400	9.57

      No shares were purchased during the six months ended June 30, 2004.

      Through September 30, 2004, the Company has purchased approximately 11,434,976 shares of its common stock for cash at a total cost of $141,980. At September 30, 2004 2,565,024 shares remain available for purchase under the board of directors authorization.

8. Net (Loss) Per Share

      Basic and diluted net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share, as amended by Emerging Issues Task Force (“EITF”) Issue 03-6 by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. For the three month and nine month periods ended September 30, 2004 and 2003, the effect of convertible redeemable preferred stock has not been included in the calculation of dilutive net income (loss) per share because to do so would be anti-dilutive. The calculation of dilutive net income (loss) per share excludes the following common stock equivalents for the respective periods because their impact was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Common stock equivalents related to convertible redeemable preferred stock	7,246,376	8,695,652	8,207,630	8,695,652
Warrants issued to CDR to purchase 5,300,000 shares of common stock	4,416,667	5,300,000	5,002,551	5,300,000
Warrants issued to CDR to purchase 5,000,000 shares of common stock	833,333	—	280,612	—
Warrants issued to FIS to purchase 4,000,000 shares of common stock	666,667	—	224,490	—
Average number of stock options outstanding	2,429,269	1,802,149	2,452,312	2,732,525

      The Company’s Series A Voting Convertible Preferred Stock is a participating security as defined in Issue 03-6. Issue 03-6 is effective for periods beginning after March 31, 2004. The Company adopted Issue 03-6 in the second quarter ended June 30, 2004 and restated EPS for all prior periods presented. The adoption of Issue 03-6 results in a reduction in EPS available for common shareholders in periods where the Company has income and has no impact in periods where the Company has a loss. The Company’s Series A Voting Convertible Preferred Stock was redeemed as part of the Recapitalization Agreement with the CDR Shareholder (see Note 2). The Company does not expect Issue 03-6 will impact future periods.

9. Stock Option Plans

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss) available for common shareholders:
As reported	$(23,119)	$2,255	$(23,790)	$718
Stock-based employee compensation cost included in the determination of net (loss) from operations as reported	192	—	192	—
Stock-based employee compensation cost had the fair value method been used	22	837	1,213	3,991

SFAS No. 123 pro forma	$(22,949)	$1,418	$(24,811)	$(3,273)

Basic and diluted (loss) per share:
As reported-basic	$(.81)	$.08	$(.87)	$.03
As reported-diluted	$(.81)	$.08	$(.87)	$.03
SFAS No. 123 pro forma-basic	$(.80)	$.05	$(.90)	$(.12)
SFAS No. 123 pro forma-diluted	$(.80)	$.05	$(.90)	$(.12)

10. Comprehensive Income

      Total comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income	$6,508	$4,100	$8,105	$4,263
Currency translation adjustment	535	450	(466)	2,480
Reclassification of unrealized gains on short-term investments	—	—	—	(191)

Total comprehensive income	$7,043	$4,550	$7,639	$6,552

11. Credit Agreement

      On September 7, 2004, the Company entered into a new Credit Agreement which provides for borrowings or standby and commercial letters of credit up to $30.0 million. The Credit Agreement expires on December 28, 2005 but may be extended in one-year increments at the request of the Company and the consent of the lenders. With the prior consent of the Agent, the Company may request to increase the availability under the Credit Agreement by up to $10.0 million (not to exceed an aggregate availability of $40.0 million). Borrowings under the Credit Agreement are collateralized by all domestic assets of the Company.

      Borrowings under the Credit Agreement bear interest at LIBOR plus 1.20% to 1.55% or prime minus .50%. The interest rate matrix is based on the Company’s level of outstanding credit exposure as defined in the Credit Agreement. Under the Credit Agreement, the Company pays a commitment fee of ..125% per annum on the unused portion of the commitment and a facility letter of credit fee of .90% to 1.55% per annum based on the level of outstanding credit exposure as defined in the Credit Agreement.

      The Credit Agreement contains covenants which include financial covenants which require the Company to maintain a certain interest coverage ratio, leverage ratio and a minimum total capitalization. At September 30, 2004, the Company was in compliance with these ratios. At September 30, 2004, the Company had no borrowings and $7,920 in outstanding letters of credit under this Credit Agreement. The Credit Agreement also includes a covenant which restricts the Company’s ability to repurchase shares of its common stock.

12. Related Party Transactions

      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by the Chairman of the Company’s Board of Directors. During the three month periods ended September 30, 2004 and 2003, the Company provided services to Synova totaling $647 and $764, respectively and $1,954 and $2,458 for the nine month periods ended September 30, 2004 and 2003, respectively. In addition, during the three month periods ended September 30, 2004 and 2003 Synova provided services to the Company totaling $572 and $142, respectively and $1,154 and $896 for the nine month periods ended September 30, 2004 and 2003, respectively. The net balance owed to the Company by Synova at September 30, 2004 was $240. In addition, under the terms of a note payable, Synova owes the Company $3,250. This note is due in September 2005, and interest is paid quarterly in accordance with its terms.

      The Company paid approximately $104 and $190 to CDR, a shareholder, for financial, management advisory, and executive management services during the three month periods ended September 30, 2004 and 2003, respectively and $494 and $582 for the nine month periods ended September 30, 2004 and 2003, respectively. The balance owed by the Company to CDR at September 30, 2004 was $105. (See Note 2 for discussion of CDR note payable).

      In the third quarter of fiscal 2002, the Company entered into a ten-year agreement to provide outsourcing services to SIRVA, Inc. a company related through common ownership of CDR. During the three month and nine month periods ended September 30, 2004 and 2003, services provided by the Company to SIRVA, Inc. totaled approximately $1,989 and $2,415 and $6,741 and $5,870, respectively. The net balance owed to the Company by SIRVA at September 30, 2004 was $460.

      At September 30, 2004, the Company owed the Chesapeake Group, Inc., a company owned by a director, $850 for merger and acquisition consulting services.

      The Company has a note receivable in the amount of $558 from a director. This note bears interest at 8.25% and is due in December 2006.

      The Company has a note receivable in the amount of $306 from an executive officer. This note bears interest at 2.5%.

      In the second quarter of fiscal 2004, the Company entered into a Master Services Agreement with FIS to provide services over a five year period. During the three months and nine months ended September 30, 2004, services provided by the Company to FIS totaled approximately $1,058. The balance owed to the Company by FIS at September 30, 2004 was $1,058.

13. Restructuring and Other Related Charges

      The following is a roll forward of the accrual balance for Restructuring and Other Related charges for the nine month periods ended September 30, 2004 and 2003 respectively.

		Lease
	Severance	Terminations	Other	Total

Balance January 1, 2004	$371	$1,668	$—	$2,039
Expense	1,594	2,226	—	3,820
Payments and other	(1,841)	(1,876)	—	(3,717)

Balance September 30, 2004	$124	$2,018	$—	$2,142

Balance January 1, 2003	$8	$2,527	$29	$2,564
Expense	3,380	432	—	3,812
Payments and other	(2,861)	(881)	(29)	(3,771)

Balance September 30, 2003	$527	$2,078	$—	$2,605

      Amounts related to lease terminations will be paid out through 2008. Amounts related to severance will be paid in 2004.

14. Cost of Computer Software to be Sold, Leased or Marketed

      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalized software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the nine months ended September 30, 2004 the Company capitalized computer software of approximately $172. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $422 and $596 for the three months ended September 30, 2004 and 2003, respectively and $1,265 and $1,801 for the nine months ended September 30, 2004 and 2003, respectively.

15. Goodwill

      Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows:

Balance January 1, 2004	$18,441
Currency translation	(38)

Balance September 30, 2004	$18,403

16. Other Income (Expense), Net

      Other income, net represents interest earned and realized gains and losses from the sale of short-term and long-term investments and cash equivalents and foreign currency transaction and translation gains and losses.

      Foreign currency fluctuations during the three months and nine months ended September 30, 2004 resulted in a foreign currency translation (loss) of approximately ($129) and ($139) respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.

      Amounts in 2003 include a loss of $680 related to the sale of an investment carried at cost.

17. Recently Issued Financial Accounting Standards

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

      Factors that could cause or contribute to such material differences include actions by governmental or regulatory agencies, general economic conditions and conditions in the IT industry such as potential cost overruns on fixed price contracts, competition in the IT services industry, the demand for IT services, public sector government budgetary constraints, effective application of the percentage of completion method of accounting for fixed priced contracts, risks related to merger, acquisition and strategic investment strategy, variability of operating results, government regulation of Immigration, exposure to regulatory, political and economic conditions in India and Asia, the short-term nature and termination provisions of contracts, economic conditions unique to clients in specific industries and limited protection of intellectual property rights.

Overview

      We are a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. We offer high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, including: application maintenance and development outsourcing (AMD/O); legacy modernization; custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs. For each of the past five years, over 80% of our revenues were generated from existing clients from the previous fiscal year.

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenues ratably over the applicable period. For the three month periods ended September 30, 2004 and 2003, approximately 40% of our total revenues were generated from all fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 12% of our revenue during the three months ended September 30, 2004 and 2003 was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis.

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

      Impairment of Long-Lived Assets. We review the recoverability of our long-lived assets, including property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable and the recoverability of goodwill on an annual basis. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from expected future pre-tax cash flows of the related asset group or operating segment. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

      Under the Stock Purchase Agreement, as amended, with FIS and approved by shareholders on September 15, 2004 the Company issued to FIS 8.7 million shares of the Company’s common stock and warrants for $95.7 million. The four tranches of warrants, each for one million shares of the Company’s common stock, have a strike price between $15 and $24 per share. FIS also acquired 2.3 million shares of the Company’s common stock from Rajendra Vattikuti, founder and chairman of the Company.

      In order to facilitate the transactions with FIS, the Company also entered into a Recapitalization Agreement, as amended, with a wholly-owned subsidiary of a private equity fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Stockholder”) to restructure the CDR Stockholder’s ownership interest in the Company and certain corresponding governance rights, in exchange for a combination of cash, stock, notes and warrants. The CDR Stockholder owned 200,000 shares of the Company’s Series A Voting Convertible Preferred Stock, or approximately 8.7 million shares of common stock on an as converted basis, and 5.3 million common stock warrants with a strike price ranging from $25 to $31 per share.

      Under the terms of the Recapitalization Agreement, as amended, and approved by shareholders on September 15, 2004 the CDR Stockholder exchanged all of its existing holdings in the Company for consideration consisting of $177.5 million of cash, two million shares of common stock of the Company, subordinated notes in the total amount of $17.5 million due December 31, 2005, which bears interest at LIBOR plus 2.20%, and five-year warrants for five million shares of common stock with a strike price of $18 per share. The Company financed the transaction with the CDR Stockholder with cash on hand as well as proceeds from the FIS investment.

      As a result of the Recapitalization Agreement transactions with the CDR Stockholder, the Company recorded a reduction to income available to common shareholders of approximately $28.7 million upon the closing based on the closing price of the Company’s common stock at closing as well as expenses incurred in connection with the Recapitalization Agreement.

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

      As a result of those efforts, the Company determined that assets having a net book value of approximately $2.6 million were either missing, obsolete or had been appropriately capitalized but were assigned too long a useful life. Of this amount, $0.4 million related to equipment determined to have become obsolete in the quarter ended March 31, 2004 and $1.5 million was attributed to prior years. The remaining balance of $0.7 million related to missing equipment which could not be identified with any particular period and was recorded as an additional charge in the first quarter of 2004. Additional detail regarding the restatement and related adjustments is included in Note 6 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

      Fixed Price Contracts. The Company realized approximately 40% of its revenue during the three months and nine months ended September 30, 2004, from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 12% of our revenue during the three months and nine months ended September 30, 2004 was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

      The Company’s first quarter and third quarter 2004 financial results were negatively impacted by approximately $9,400 and $1,250, respectively due to four significant fixed price contracts which it considers to be challenged, three of which were discussed in the Company’s 2003 Form 10-K/A.

      Communications with contracting parties during 2004 caused management to re-assess the collectibility of certain billed and unbilled receivables for two contracts. In both cases, the Company has been informed that its services would no longer be required to complete the project prior to its implementation. As of September 30, 2004, the Company is not performing work on either of these contracts. As a result, the Company reduced the related receivables by $5,500 and $350 to their net realizable value in the first quarter and third quarter of 2004, respectively. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue. The Company continues to actively review its collection options with respect to one of these contracts.

      The Company also determined it was necessary to increase its estimated cost to complete for three of these projects due to changes in 2004 in both scope and resource requirements. The revision in estimates had the effect of reducing gross margin by $3,900 and $900 in the first quarter and third quarter of 2004, respectively.

      At September 30, 2004 the Company has $4,284 in billed and unbilled receivables related to the two challenged contracts for which the Company is still performing services and which management believes are collectible.

Results of Operations

      Revenue and gross profit by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues
Commercial	$60,725	$61,015	$178,371	$178,160
Less intersegment	(156)	(418)	(520)	(418)

	60,569	60,597	177,851	177,742
Public Sector	24,235	27,588	69,797	90,970
India/Asia	28,771	19,742	76,989	52,408
Less intersegment	(20,701)	(16,315)	58,122	(42,736)

	8,070	3,427	18,867	9,672
Europe	3,523	3,732	11,158	11,605
Less intersegment	(196)	(989)	(2,470)	(2,558)

	3,327	2,743	8,688	9,047
Other	—	—	—	(277)

	$96,201	$94,355	$275,203	$287,154

Gross profit (loss)
Commercial	$15,671	$17,531	$46,282	$44,093
Public Sector	4,676	6,432	8,538	20,420
India/Asia	5,341	2,523	10,024	6,104
Europe	990	861	3,087	2,809
Other	(562)	(1,510)	(1,659)	(3,178)

	$26,116	$25,837	$66,272	$70,248

      Revenues. Revenues were $96.2 million and $94.4 million in the third quarter of 2004 and 2003, respectively and $275.2 million and $287.2 million for the nine months ended September 30, 2004 and 2003, respectively. Revenues in the commercial segment were flat with levels from the 2003 periods. Although the Company transferred certain customer relationships to the Company’s operations in India in 2004, the Company has been able to replace that business with increased levels of activity from existing relationships as well as new logo’s including its new relationship with Fidelity Information Services.

      Public sector revenues declined 12.2% and 23.3% from revenues levels in the third quarter and first nine months of 2003. The decline in revenue was the result of the completion of numerous projects in 2003 and 2004, combined with a slow down in the requests for new proposals for potential new projects being issued by state governments. The Company has seen some increase in the level of activity and has been awarded new contracts that will start in the fourth quarter of 2004 and early 2005.

      During the first nine months of 2004, the Company made adjustments to the estimated cost to complete on certain fixed price contracts in respect of which the Company recognizes revenue on the percentage of completion basis. Revenue was impacted by a $5.9 million adjustment related to management’s reassessment of the collectability of outstanding billed and unbilled receivables associated with two troubled projects. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue.

      Revenues from India/Asia increased significantly in both periods over comparable periods in 2003, reflecting the shift in higher utilization of Indian resources on existing customer relationships as well as the transfer of certain commercial segment customer relationships to the region.

      Gross Profit. Gross profit in the third quarter was $26.1 million or 27.1% of revenue compared with $25.8 million or 27.4% of revenue in the comparable 2003 period. Gross profit for the first nine months of 2004 was $66.3 million or 24.1% of revenue compared with $70.2 million or 24.5% of revenue for the first nine months of 2003.

      Gross profit for the first nine months of 2004 was negatively impacted by the reassessment of costs of a loss contract, adjustments to estimates to the costs to complete for certain public sector contracts, as well as the adjustment of certain unbilled fixed price contract receivables in the public sector segment based on perceived collection risk. These adjustments had a negative impact of approximately $1.3 million and $10.7 million in the three months and nine months ended September 30, 2004. Gross profit in 2003 was impacted by a $1.8 million charge related to two loss contracts and $1.0 million in severance costs resulting from the realignment of the Company.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.0 million and $19.3 million in the third quarter of 2004 and 2003, respectively, or 17.7% and 20.4% of revenue. For the nine months ended September 30, 2004 and 2003, selling, general and administrative expenses were $56.1 million and $64.1 million, respectively, or 20.4% and 22.3% of revenue. Included in selling, general and administrative expenses in the third quarter of 2004 are $.6 million in executive severance costs, $.7 million in professional fees associated with the fixed asset analysis, and $.4 million in professional fees associated with the FIS/CDR transaction. In addition, the first nine months of 2004 include $1.2 million in lease termination costs, $.7 million in professional fees associated with the fixed asset analysis and a charge of $1.0 million from the loss on disposal and obsolescence of property and equipment as further described in Note 6.

      Included in 2003 amounts are severance costs of $1.5 million associated with the realignment of the Company’s operations and approximately $0.6 million for lease termination costs and write-down of leasehold improvements. The organizational realignment initiated during the second quarter of 2003 is the primary driver in the reduction of costs in 2004 compared with 2003. Through the elimination of overlapping layers in the organization as part of the organizational realignment, the Company has been able to cut costs and improve the support structure across the organization.

      Other Income (Expense), Net. Other income (expense), net represents interest earned and realized gains and losses from the sale of short-term investments and cash equivalents and foreign currency transaction and translation gains and losses. Amounts in 2003 include a loss of $.7 million related to the sale of an investment carried at cost.

      Provision for Income Taxes. The effective tax rate in the third quarter and first nine months of 2004 was 32.1% and 32.5%, respectively. The Company estimates that its effective tax rate for the remainder of 2004 will be approximately 32.5%.

Liquidity and Capital Resources

      As of September 30, 2004, we had cash and short-term investments totaling $59.0 million. The Company generally funds its operations and working capital needs through internally generated funds. Cash provided from operations was $25.3 million for the nine month period ended September 30, 2004.

      Investing activities provided $9.8 during the nine months ended September 30, 2004 from the sale of available for sale securities, partially offset by expenditures for property, equipment and software.

      Financing activities used $87.0 million during the nine months ended September 30, 2004. The redemption of the convertible redeemable preferred stock and repurchase of common stock used $181.4 million which was partially funded from the proceeds from the issuance of common stock, principally from FIS, and proceeds from the exercise of stock options of $94.4 million.

      To facilitate future cash flow needs, the Company has a credit facility which provides for borrowings or standby and commercial letters of credit up to $30.0 million through December 28, 2005. See Note 11. As of September 30, 2004, the Company had $7.9 million of standby letters of credit and no borrowings outstanding under this credit agreement.

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations during the nine month period ended September 30, 2004 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not generally use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

      Revenues, based on end customer bill rates, generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States and Europe, accounted for 29.9% and 20.9% of our total revenues for the three month periods ended September 30, 2004 and 2003, respectively.

      Inflation did not have a material impact on our revenues or income from operations during the three month and nine month periods ended September 30, 2004 and 2003.

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

Foreign Exchange Risk

      Most of our revenues are billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in the nine month periods ended September 30, 2004 and 2003 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. We do not generally use derivatives to hedge against foreign currency fluctuations, nor do we speculate in foreign currency.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investments and long-term debt which were $59.0 million and $17.5 million, respectively as of September 30, 2004. All of our short-term investments are designated as available-for-sale and accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

Disclosure Controls and Procedures

      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures on September 30, 2004 they concluded that the Company’s controls procedures were not adequately designed to timely notify them of material information that the Company is required to disclose in the reports it files with the SEC insofar as it relates to matters noted below or Changes in Internal Controls.

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

      In addition, management and the Company’s Audit Committee was informed by the Company’s independent registered public accounting firm in November 2003 of certain matters involving internal controls that the Company’s independent registered public accounting firm considers to be a material weakness. This material weakness principally focused on the Company’s application of the percentage of completion method of accounting for its fixed price contracts. The Company has implemented a multi-part plan to strengthen management of fixed price contracts and to enhance the processes supporting application of the percentage of completion method of accounting for its fixed price contracts. The major components of this plan include:

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

      We have retained the services of another independent registered public accounting firm to assist us in reviewing, outlining areas for potential remediation and testing internal controls associated with the requirements delineated in Section 404 of the Sarbanes-Oxley Act. Given the effort needed to remedy the internal control weaknesses mentioned above, the Company may not be able to fully remedy these weaknesses and to take other actions required for compliance with Section 404 of the Sarbanes-Oxley Act by the deadline for Section 404 compliance.

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

      The Company’s independent registered public accounting firm has notified the Company it received a letter from the Securities and Exchange Commission (“SEC”) dated October 22, 2004 requesting certain information about the Company relating to the period January 1, 2001 to the present. At this time, the Company has no information regarding the scope or nature of the request and the SEC has not requested any information from the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar
	(a)		Shares (or Units)	Value) of Shares (or
	Total Number of	(b)	Purchased as Part of	Units) that May Yet
	Shares (or Units)	Average Price Paid per	Publicly Announced	Be Purchased Under
Period	Purchased	Share (or Unit)	Plans or Programs	the Plans or Programs

July 2004	none	none	none	2,818,124
August 2004	194,700	$9.49	194,700	2,623,424
September 2004	58,400	$9.57	58,400	2,565,024

      In October 2002, the Company’s board of directors authorized the purchase of an additional 2,000,000 shares of the Company’s common stock, bringing the total authorization to 14,000,000 shares.

      No shares were purchased during the six months ended June 30, 2004.

      Under the Stock Purchase Agreement, as amended, with FIS and approved by shareholders on September 15, 2004 the Company issued FIS 8.7 million shares of the Company’s common stock and warrants for $95.7 million. The four tranches of warrants, each for one million share of the Company’s common stock, have a strike price between $15 and $24 per share.

      In order to facilitate the transactions with FIS, the Company also entered into a Recapitalization Agreement, as amended, with the CDR Stockholder to restructure the CDR Stockholder’s ownership interest in the Company and certain corresponding governance rights, in exchange for a combination of cash, stock, notes and warrants. The CDR Stockholder owned 200,000 shares of the Company’s Series A Voting Convertible Preferred Stock, or approximately 8.7 million shares of common stock on an as converted basis, and 5.3 million common stock warrants with a strike price ranging from $25 to $31 per share.

      Under the terms of the Recapitalization Agreement, as amended, and approved by shareholders on September 15, 2004 the CDR Stockholder exchanged all of its existing holdings in the Company for consideration consisting of $177.5 million of cash, two million shares of common stock of the Company, subordinated notes in the total amount of $17.5 million due December 31, 2005, which bears interest at LIBOR plus 2.20%, and five-year warrants for five million shares of common stock with a strike price of $18 per share. The Company financed the transaction with the CDR Stockholder with cash on hand as well as proceeds from the FIS investment.

      In issuing the securities to FIS and CDR, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

      On September 15, 2004, a special meeting of shareholders was held. The meeting was held for the purpose to approve a transaction in which the Company would issue and sell to Fidelity Information Services, Inc. (“FIS”) for an aggregate purchase price of $95,700,000 8,700,000 shares of the Company’s common stock and warrants to purchase up to 4,000,000 of the Company’s common stock at exercise prices ranging from $15 per share to $24 per share. The Rajendra B. Vattikuti Trust would also sell to FIS 2,300,000 shares of the Company’s common stock for $25,300,000. The Company will also exchange the existing holdings of CDR-Cookie Acquisition LLC for $177,500,000 in cash, 2,000,000 shares of the Company common stock, $17,500,000 in promissory notes and warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $18 per share.

      The shareholders approved the transaction. A total of 29,683,747 shares were cast of which 29,591,881 shares voted in favor of the transaction.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibit

3.2	Bylaws of Covansys Corporation (September 15, 2004).
10.1	Credit Agreement with Bank One NA.
10.2	Amendment to Credit Agreement with Bank One NA.
10.3	Shareholder Rights Plan.
10.4	Master Service Provider Agreement between Fidelity Information Services, Inc. and Covansys Corporation Dated as of April 26, 2004.
10.5	Master Services Provider Agreement Exhibits.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On September 16, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5.02 thereof a copy of the Company’s September 15, 2004 press release announcing that the Company had completed the closing of its previously announced Stock Purchase Agreement with Fidelity Information Services, Inc., a subsidiary of Fidelity National Financial, Inc., after it was approved by the Company’s shareholders at the Company special meeting of shareholders held on September 15, 2004.

      The Company also announced that three new directors, William P. Foley II, Frank R. Sanchez and Gary C. Wendt had joined the Company’s board of directors replacing Ned Laudenbach, Kevin Conway and Martin Clague.

      On August 27, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5.02 thereof a copy of the Company’s August 27, 2004 press release announcing the appointment of Raj Vattikuti, founder and co-chairman of Covansys to the additional position of president and chief executive officer effective September 1, 2004. Martin C. Clague, who has served as president and chief executive officer since 2002, is leaving the company to pursue other interests.

      On August 19, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 thereof a copy of the Company’s August 19, 2004 press release announcing that it will hold a Special Meeting of its shareholders on September 15, 2004 to seek approval for its Stock Purchase Agreement (“SPA”) with Fidelity Information Services, Inc. (“FIS”), a subsidiary of Fidelity National Financial, Inc. (“FNF”), and certain related matters. The Company has filed a definitive proxy statement with the Securities and Exchange Commission (“SEC”) and expects to commence distribution of proxy materials to its shareholders on August 26, 2004.

      On August 17, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 5 thereof a copy of the Company’s August 13, 2004 press release announcing that with the filing of its Form 10-Q for the period ended March 31, 2004 and its restated periodic reports for prior periods, it had regained compliance with NASDAQ Marketplace Rule 4310(c)(14) requiring timely filing of its financial reports with the Securities and Exchange Commission. The Company will also resume trading under the ticker symbol “CVNS” effective Monday, August 16, 2004.

      The Company also announced that its Form 10-Q for the period ending June 30, 2004 had been filed with the Securities and Exchange Commission.

      On August 9, 2004 the Company filed a Form 8-K with the Securities and Exchange Commission to report under Item 12 thereof a copy of the Company’s August 5, 2004 press release announcing its financial results for the first quarter, second quarter and first half 2004 earnings results and a copy of the Company’s August 6, 2004 press release announcing a revision to the first quarter and first half financial data which it disclosed on August 5, 2004. The revision is reflected in the Company’s first quarter 2004 Form 10-Q which was filed with the Securities and Exchange Commission on August 6, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ THOMAS E. LINDSEY

Thomas E. Lindsey
Vice President and Chief
Accounting Officer
(Principal Accounting Officer)

/s/ JAMES S. TROUBA

James S. Trouba
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: October 28, 2004

Exhibit Index

Exhibit No.	Description

3.2	Bylaws of Covansys Corporation (September 15, 2004).
10.1	Credit Agreement with Bank One NA.
10.2	Amendment to Credit Agreement with Bank One NA.
10.3	Shareholder Rights Plan.
10.4	Master Service Provider Agreement between Fidelity Information Services, Inc. and Covansys Corporation Dated as of April 26, 2004.
10.5	Master Services Provider Agreement Exhibits.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.