Form 10-K
period 2004-12-31
COVANSYS CORP
filed 2005-03-15
CIK 1028461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

     The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was $185,761,921.

     The number of shares outstanding of the registrant’s common stock as of February 28, 2005 was 37,419,477.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement of the Registrant for its 2005 Annual Meeting of Shareholders to the extent expressly so stated, are incorporated by reference into Part III of this Report.

COVANSYS CORPORATION AND SUBSIDIARIES

FORM 10-K

For the Fiscal Year Ended December 31, 2004

PART I

Item 1.	Business

Summary

      Incorporated in 1985, Covansys Corporation is a global technology services company with a focus on industry-specific solutions, strategic outsourcing and integration services. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps our clients achieve rapid deployment, world-class quality and reduced costs.

      Covansys offers flexible, cost-effective project delivery capabilities by providing our clients a choice among any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our development facilities in North America; or (3) offshore at one of our development facilities in India which have been successfully operating since 1992. Our ability to deliver services globally is enhanced by our local account management and recruiting infrastructure, consisting of a geographically dispersed network of worldwide offices and client executives. Our infrastructure allows us to act as a local partner, becoming an integral member of a client’s technology team. This demonstrates our commitment to each market and enhances our ability to attract locally based clients and consultants.

      Covansys’ broad range of technical skills, superior delivery and industry-specific solutions have attracted and retained hundreds of satisfied clients. Currently, Covansys provides services to a broad spectrum of clients in a variety of industries including financial services, retail & distribution, manufacturing, healthcare, public sector, and telco/ utilities/ transportation.

      We apply our industry-specific knowledge to deliver a wide range of systems integrations and outsourcing services including:

•	Custom Application Development which may include the design, development and implementation of custom computer information systems.

•	Packaged Software Implementation, Upgrades and Enhancements including the configuration, customization, implementation and upgrade of packaged information system software products.

•	Application Maintenance and Development Outsourcing (AMD/O) which may include the ongoing operations, enhancement and upgrade of custom or packaged information system software products.

•	Legacy Modernization which may include the migration of legacy applications to newer architecture platforms in order to reduce maintenance and operational costs, or extending customer legacy applications with new technology enhancements or components, such as web enablement.

•	Business Process Outsourcing including transaction processing services such as claims, invoices and document processing.

      Our strength in the financial services sector was strengthened in 2004 through the Master Services Agreement the Company entered into with Fidelity Information Services, Inc. (“FIS”), a subsidiary of Fidelity National Financial, Inc. The relationship with FIS, a related party as noted below, demonstrates Covansys commitment to the financial services clients and has provided us with new opportunities for continued growth in this area.

      Covansys recognized early on that quality was a critical priority and has had its quality assurance rated by the top organizations through the years. Covansys India has earned all three of the gold standards of quality assurance for software development: Level 5 of the People Capability Maturity Model (SEI-PCMM®), Level 5 of the SEI-CMM® and ISO 9001:2000.

      In 2004, Covansys entered into a Stock Purchase Agreement with FIS and a Recapitalization Agreement with a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Shareholder”). The transactions are more fully discussed in Note 3 of the Consolidated Financial Statements. The

Recapitalization Agreement with the CDR Shareholder restructured the ownership interest in the Company that the CDR Shareholder had acquired in 2000.

      Covansys augmented its public sector practice, particularly in the insurance area, in 2002 through the acquisition of PDA Services, Inc. (“PDA”). PDA has allowed Covansys to become a market leader in the development, implementation and maintenance of systems for states required to meet federal tracking and reporting mandates of the Women, Infants & Children (WIC) Program and Business Process Outsourcing.

      In September 2000, we sold our contract programming subsidiary to a related party as more fully set forth in Note (c) included in Item 6 of this Form 10-K.

Segment Information

      Information regarding our segments, including geographic information, appears in Note 18 of the notes to Consolidated Financial Statements.

Competition

      We believe the primary competitive factors in our business are price, quality and scope of service. We believe our principal competitive advantage lies in our offshore development centers in India. Our competitors consist primarily of medium to large information system integrators. Depending on the nature of the engagement, our competitors are located domestically and offshore.

Strategy

      Covansys’ strategy has been to focus on its core competencies and to deliver high quality solutions to its clients in the commercial and public sectors. The Company offers specific solutions designed for targeted vertical markets which rely heavily upon systems integration and/or outsourcing services. These solutions are primarily offered in the financial services, retail and distribution, manufacturing, healthcare, public sector, and telco/utilities/transportation sectors.

      Consistent with this strategy, Covansys has developed proprietary software and solution frameworks to meet its clients’ needs. In all industries — whether or not an industry specific solution has been developed — Covansys offers customizable outsourcing and integration services. Covansys’ strategic outsourcing offerings include application maintenance and development outsourcing (AMD/O), full outsourcing, and business process outsourcing/information technology (BPO/IT) enabled services. Integration services include customer development, e-business solutions, data warehousing, legacy modernization, packaged software implementation, upgrades and enhancement and document management. Expenditures to develop our proprietary software in the last three years have not been material.

      Core to Covansys’ strategy is its ability to offer clients the flexibility of opting to have services delivered onsite, offsite, or offshore to optimally manage business needs with cost structures while mitigating risks.

      A unique differentiator for Covansys is that it is a U.S.-based consulting and technology services provider that offers clients the comfort of contracting with a domestic corporation while offering cost-effective, high-quality offsite and offshore services. This is a model that has been successfully implemented not only in the United States, but also Canada, Europe and Asia. The global, flexible delivery capabilities Covansys has mastered during the last decade allow clients to achieve rapid deployment, world-class quality and reduced costs. The Company is well positioned to take advantage of the offshore trend that is expected to continue as more and more companies see the value of offshore that Covansys has been offering for many years.

Clients

      Using our strategic approach, we are an important supplier to middle market clients. In 2004, we provided services to over 330 clients in North America, Europe and Asia. Our strategy is to maximize our client retention rate and to secure additional engagements by providing quality services and by being responsive to our client needs. This strategy has been successful with over 90% of our revenue attributable to recurring client business. Our top ten of our customers generate approximately 44% of revenues with no one customer generating more than approximately 10% of revenue.

Human Resources

      Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. Our strategy for achieving “career-based employment” includes career planning, thorough initial and ongoing training, allocation of assignments in accordance with employee skills and career objectives and a comprehensive benefits package. This package includes a company-matched 401(k) plan, stock purchase plan, health, dental and vision insurance, preventative medical, short-term disability insurance, a flexible spending account and tuition reimbursement. We also grant stock options as part of our recruitment and retention strategy.

      Our rigorous recruiting process includes track-specific screening interviews, standardized on-line assessments targeted to the specific technical skills and level of expertise required, technical interviews conducted by our employees, management interviews, and a background investigation process. Once employed, consultants are staffed on client engagements and project teams based on business demand and as appropriate to their skills and expertise.

      Our consultants typically have Bachelor’s or Master’s degrees in Computer Science, Engineering or other technical disciplines. As of December 31, 2004, we had 5,804 employees comprised of 5,466 IT professionals and 338 general and administrative personnel. As of December 31, 2004, we also had 383 independent contractors working on client engagements.

      We have employee training centers in a variety of locations in the United States and in India. Between projects and after business hours, our IT professionals may receive training on a variety of technology platforms. We provide over 265 courses on our computer-based training system, which is available 24 hours a day, 7 days a week. We have access licenses to over 185 titles in technical coursework. In addition to technical skills in a variety of programming languages, we offer courses in project management and methodology. More than 214 of our project managers are PMP (Project Management Professionals) certified as assessed by the Project Management Institute.

Available Information

      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at http://www.covansys.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

Item 2.	Properties

      We lease office space throughout the world and our headquarters is located in Farmington Hills, MI. Currently, our facilities are adequate for our needs.

      We have principal offices in the following locations:

North America			International

Commercial	Public Sector	Other	India/Asia	Europe

Chicago, IL	Calverton, MD	Farmington Hills, MI	Bangalore, India	Brussels, Belgium
Englewood, CO	Columbus, OH	Middletown, CT	Chennai, India	London, U.K.
Montreal, Canada	Lenexa, KS		Mumbai, India	Madrid, Spain
Santa Clara, CA	Marietta, GA		Singapore	Munich, Germany
	Overland Park, KS			Rome, Italy
Providence, RI
Sacramento, CA

Item 3.	Legal Proceedings

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

      The Company’s independent registered public accounting firm has notified the Company that it received a letter from the Securities and Exchange Commission (“SEC”) dated October 22, 2004 requesting certain information about the Company relating to the period January 1, 2001 to the present. At this time the Company has no information regarding the scope or nature of the request and the SEC has not requested any information from the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported on the NASDAQ National Market at the close of each quarter:

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2004:
First Quarter	$12.20	$9.82
Second Quarter	$16.01	$8.62
Third Quarter	$11.75	$7.00
Fourth Quarter	$15.87	$10.66
Year Ended December 31, 2003:
First Quarter	$4.00	$2.37
Second Quarter	$3.11	$2.20
Third Quarter	$6.75	$3.12
Fourth Quarter	$11.00	$6.01

      As of February 28, 2005, there were 572 shareholders of record of our common stock.

      Since our initial public offering in March 1997, we have not paid cash dividends on our common stock. We currently anticipate that all of our earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

      The Company did not repurchase any shares during the fourth quarter of 2004.

Item 6.	Selected Financial Data

      The selected financial data presented below (restated data followed by as previously reported information for each of the four years in the period ended December 31, 2003) for each of the five years in the period ended December 31, 2004, are derived from our Consolidated Financial Statements and related Notes thereto. The financial information for each of the four years in the period ended December 31, 2003 have been restated for the impact of adjustments discussed in Note 2 of the Consolidated Financial Statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included in this Form 10-K. The reports previously issued by Arthur Andersen LLP (the Company’s former independent accountants) on the Company’s consolidated financial statements for the years ended December 31, 2001 and 2000 have not been reissued and do not address the changes affected by the restatement of the Company’s financial statements reported in this Form 10-K.

	Years Ended December 31,

		Restated	Restated	Restated	Restated
	2004(d)	2003	2002(b)(e)	2001	2000(c)(f)

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$374,373	$378,630	$383,053	$404,734	$419,641
Cost of revenue	281,114	286,183	284,427	290,658	308,233

Gross profit	93,259	92,447	98,626	114,076	111,408
Selling, general and administrative expenses	72,342	82,731	97,957	115,774	144,248
Restructuring, merger costs and other(a)	—	—	—	23,665	21,507

Income (loss) from operations	20,917	9,716	669	(25,363)	(54,347)
Interest expense	245	—	—	—	—
Other income, net	1,317	1,781	4,110	5,531	6,060

Income (loss) from continuing operations before provision (benefit) for income taxes	21,989	11,497	4,779	(19,832)	(48,287)
Provision (benefit) for income taxes	4,485	1,378	886	(7,211)	(11,539)

Income (loss) from continuing operations	17,504	10,119	3,893	(12,621)	(36,748)
Loss from discontinued operations, net of income taxes	—	—	—	—	(1,692)
Gain on sale of discontinued operations, net of income taxes	—	—	—	—	6,072

Net income (loss)	17,504	10,119	3,893	(12,621)	(32,368)
Beneficial conversion feature	—	—	—	—	(23,651)
Convertible redeemable preferred stock dividends	(3,221)	(4,433)	(4,298)	(4,265)	(2,569)
Loss on redemption of convertible redeemable preferred stock	28,674	—	—	—	—

Net income (loss) available for shareholders	(14,391)	5,686	(405)	(16,886)	(58,588)
Amounts allocated to participating preferred shareholders	—	(1,385)	—	—	—

Net income (loss) available to common shareholders	$(14,391)	$4,301	$(405)	$(16,886)	$(58,588)

Earnings (loss) per share
Basic	$(.48)	$.16	$(.01)	$(.59)	$(1.78)

Diluted	$(.48)	$.16	$(.01)	$(.59)	$(1.78)

Basic weighted average shares	29,971	26,975	27,734	28,704	32,892
Dilutive effect of options	(A )	229	—	—	—
Convertible redeemable preferred stock	(A )	(A )	(A )	(A )	(A )

Diluted weighted average shares	29,971	27,204	27,734	28,704	32,892

(A)	Anti-dilutive

	Years Ended December 31,

	As Previously	As Previously	As Previously	As Previously
	Reported	Reported	Reported	Reported
	2003	2002(b)(e)	2001	2000(c)(f)

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$378,630	$383,053	$404,734	$419,641
Cost of revenue	286,183	284,427	290,658	308,233

Gross profit	92,447	98,626	114,076	111,408
Selling, general and administrative expenses	82,599	97,833	115,321	143,730
Restructuring, merger costs and other(a)	—	—	23,665	21,507

Income (loss) from operations	9,848	793	(24,910)	(53,829)
Other income, net	1,781	4,110	5,531	6,060

Income (loss) from continuing operations before provision (benefit) for income taxes	11,629	4,903	(19,379)	(47,769)
Provision (benefit) for income taxes	1,780	936	(8,668)	(11,332)

Income (loss) from continuing operations	9,849	3,967	(10,711)	(36,437)
Loss from discontinued operations, net of income taxes	—	—	—	(1,692)
Gain on sale of discontinued operations, net of income taxes	—	—	—	6,072

Net income (loss)	9,849	3,967	(10,711)	(32,057)
Beneficial conversion feature	—	—	—	(23,651)
Convertible redeemable preferred stock dividends	(4,433)	(4,298)	(4,265)	(2,569)

Net income (loss) available for shareholders	5,416	(331)	(14,976)	(58,277)
Amounts allocated to participating preferred shareholders	(1,320)	—	—	—

Net income (loss) available to common shareholders	$4,096	$(331)	$(14,976)	$(58,277)

Earnings (loss) per share
Basic	$.15	$(.01)	$(.52)	$(1.77)

Diluted	$.15	$(.01)	$(.52)	$(1.77)

Basic weighted average shares	26,975	27,734	28,704	32,892
Dilutive effect of options	229	—	—	—
Convertible redeemable preferred stock	(A )	(A )	(A )	(A )

Diluted weighted average shares	27,204	27,734	28,704	32,892

(A)	Anti-dilutive

	As of December 31,

		Restated	Restated	Restated	Restated
	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and short term investments	$71,250	$127,475	$101,551	$123,794	$140,123
Working capital	112,433	187,528	163,110	185,858	205,284
Total assets	248,802	314,871	304,936	297,099	330,604
Revolving credit facility and long-term debt	—	—	—	—	—
Convertible redeemable preferred stock	—	168,655	164,222	159,924	155,660
Total shareholders’ equity	174,191	87,726	78,565	84,192	115,596

	As of December 31,

	As Previously	As Previously	As Previously	As Previously
	Reported	Reported	Reported	Reported
	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and short term investments	$127,475	$101,551	$123,794	$140,123
Working capital	188,271	164,899	187,270	206,940
Total assets	315,359	304,936	297,099	330,604
Revolving credit facility and long-term debt	—	—	—	—
Convertible redeemable preferred stock	168,655	164,222	159,924	155,660
Total shareholders’ equity	89,970	81,802	87,355	116,849

(a)	Fiscal year 2001 restructuring, merger costs and other consists of approximately $14.7 million related primarily to the disposal of an equity investment and related note receivable based on management’s determination that this investment no longer fit the strategic direction of the Company; approximately $7.3 million of costs associated with our organizational restructuring, including severances and lease terminations; and approximately $1.7 million in legal and advisory fees related to discontinued acquisition discussions. Fiscal year 2000 restructuring, merger costs and other consists of approximately $18.6 million of costs associated with our organizational restructuring, including severance and lease terminations, and approximately $2.9 million related primarily to the write-down of certain assets which we determined were no longer realizable.

(b)	On May 31, 2002 we acquired all of the capital stock of PDA Software Services, Inc. (“PDA”). This acquisition was accounted for by the purchase method of accounting and, accordingly, the operating results of PDA have been included in the consolidated financial statements since the date of acquisition.

(c)	On September 28, 2000, we sold Synova Inc. (“Synova”), our contract programming subsidiary, to a related party for a gain of $6.1 million, net of income taxes. The consolidated balance sheets, statements of operations and statements of cash flows of the Company included in this Form 10-K have been retroactively restated to reflect Synova as a discontinued operation. The net operating results of Synova have been reported, net of income taxes, as “Loss from discontinued operations.”

(d)	In April 2004, we entered into a Stock Purchase Agreement with Fidelity Information Services, Inc. (“FIS”), a subsidiary of Fidelity National Financial, Inc. and a Recapitalization Agreement with a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (“CDR”) to restructure CDR’s stock ownership. See Note 3 to the Consolidated Financial Statements.

(e)	The Company adopted SFAS 142 effective January 1, 2002 and ceased amortizing goodwill. The Company completed the transitional goodwill impairment testing as required by SFAS 142, during 2002. These evaluations indicated that goodwill was not impaired.

(f)	On March 17, 2000, the Company entered into an agreement with a fund managed by CDR whereby CDR invested $200.0 million in two transactions, to purchase 200,000 shares of convertible redeemable preferred stock (Preferred Stock) convertible into 8,695,652 shares of Covansys Common Stock and also issued warrants to purchase 5,300,000 shares of the Company’s Common Stock. Upon closing of the transactions, the proceeds were allocated to the convertible Preferred Stock and the warrants based on their relative fair values, with the convertible Preferred Stock classified outside of stockholders’ equity and the warrants as additional paid-in capital on the consolidated balance sheet. Any difference between the fair value allocated to the convertible Preferred Stock and the fair value of the Company’s Common Stock was considered a beneficial conversion feature. The beneficial conversion feature, which does not affect net income, was accounted for as a dividend on the convertible Preferred Stock in the period it is issued.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in Item 8 of this Form 10-K. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include internal control weaknesses, impact of changes in estimates on fixed price projects, variability of operating results, failure to recruit, train and retain skilled IT professionals, exposure to regulatory, political and general economic conditions in India and Asia, short term nature and termination provisions of contracts, competition in the IT services industry, economic conditions unique to clients in specific industries, decline in profitability of European operations, public sector budget constraints, limited protection of intellectual property rights, and risks related to merger, acquisition and strategic investment strategy.

Restatement of Consolidated Financial Statements for the years ended December 31, 2003 and 2002

      The consolidated financial statements have been restated to reflect adjustments to the Company’s Consolidated Financial Statements for the years ended December 31, 2003 and 2002 as previously reported on Form 10-K/A. The Company’s 2004 and 2003 quarterly information has also been restated to reflect adjustments to the Company’s previously reported financial information for the quarters ended March 31, June 30 and September 30, 2004 and 2003, as well as the quarter ended December 31, 2003.

      The adjustments giving rise to the Company’s need to restate its financial statements for the years ended December 31, 2003 and 2002 relate to the following areas:

      Lease Accounting. During the 2004 year end closing process, the Company initiated and completed an analysis of its lease accounting in order to determine if its historical practices have deviated from the lease accounting standards discussed in SFAS 13, “Accounting for Leases”. As part of that analysis, the Company determined that it had not properly accounted for the operating lease for its US headquarters signed in 1993 in accordance with the guidance set forth in FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” The Company assessed the impact of the resulting errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matter. As a result, the Company restated its Consolidated Financial Statements for the years ended December 31, 2003 and 2002, the effect of which was to reduce income from continuing operations before income taxes by $.1 million and $.1 million, respectively. The impact of this matter on our Consolidated Financial Statements for the years prior to December 31, 2001 is reflected in the Consolidated Statement of Shareholders’ Equity as a reduction to retained earnings of $1.5 million as of December 31, 2001.

      Income Tax Accounting. In connection with its 2004 year end closing process, the Company performed a calculation of the cumulative temporary difference for property and equipment and capitalized software development costs and concluded that the net deferred tax liability of $1.6 million required to be recorded for these differences had been misclassified in its financial statements as a contingent tax reserve since December 31, 2001. Upon discovery of the error, the Company evaluated its accounting treatment for contingent tax reserves from December 31, 2001 through 2004. This analysis concluded that the Company did not have sufficient tax reserves at December 31, 2001 due to this error and it had excess reserves at December 31, 2003 due to other errors. The analysis of prior periods identified tax reserves for items that should have been released in the year ended December 31, 2003 due to the settlement of two issues reviewed under IRS examination offset partially by an error in recording state tax valuation allowances determined to be necessary in 2003 and one other less significant computational error. The Company assessed the impact of these errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matters. As a result, the Company restated its Consolidated Financial Statements for the year ended December 31, 2003, the principal effect of which was to increase net income from continuing operations by $.3 million. The impact of this matters on our Consolidated Financial Statements for the years prior to December 31, 2001 is reflected in the Consolidated Statement of Shareholders’ Equity as a reduction to retained earnings of $1.6 million as of December 31, 2001.

      Fixed Asset Accounting. In connection with its 2004 year end closing process, the Company discovered that a consolidating entry to properly state property and equipment on the balance sheet at December 31, 2003 was classified as accumulated other comprehensive income in error. The classification of the amount ($.7 million) has been corrected and has the effect of increasing property and equipment and reducing accumulated other comprehensive loss by $.7 million as of December 31, 2003. The correction had no impact on income from continuing operations or net income.

      Additional detail with respect to the impact of the restatement on the Company’s results of operations is reported in Note 2 (“Restatement of Financial Statements”) to the Company’s consolidated financial statements.

Overview

      We are a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. We offer high-level subject matter expertise in retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities and public sector clients. We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, including; AMD/O; custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs.

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenue on time-and-materials engagements as the services are performed and after we have a signed contract. On fixed-price engagements, we recognize revenue under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenue ratably over the applicable period. For the years ended December 31, 2004, 2003 and 2002 approximately 40%, 42%, and 42%, respectively, of our total revenue was generated from fixed-price engagements.

      Our most significant cost is project personnel cost, which consists primarily of salaries, wages and benefits for our IT professionals. We strive to maintain our gross profit margin by controlling project costs and managing salaries and benefits relative to billing rates. We use a global resource management team to ensure that IT professionals are quickly placed on assignments to minimize nonbillable time and are placed on assignments that use their technical skills and allow for maximum billing rates.

      In an effort to sustain our growth and profitability, we have made and continue to make substantial investments in our infrastructure, including: (1) development centers in the United States and India; (2) system methodologies; and (3) internal systems.

      In 2004, Covansys entered into a Stock Purchase Agreement with FIS and a Recapitalization Agreement with a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Shareholder”). The transactions, which are more fully discussed in Note 3 of the Financial Statements. The Recapitalization Agreement with the CDR Shareholder restructured the ownership interest in the Company that the CDR Shareholder had acquired in 2000.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures in the consolidated financial statements and accompanying notes. We regularly evaluate and discuss with our Audit Committee the accounting policies and estimates we use to prepare our consolidated financial statements. Estimates are used for, but not limited to, revenue recognition under the percentage-of-completion method, impairment assessments of goodwill and other long-lived assets, realization of deferred tax assets, allowance for doubtful accounts, and litigation related contingencies. These estimates are based on historical experience, project management, and various assumptions that we believe to be reasonable given the particular facts and circumstances. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.

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

      Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, for our time-and-materials and fixed price outsourcing contracts. For those service contracts which are billed on a time and materials basis, we recognize revenue as the services are performed and after we have a signed contract. In our time and materials contracts our effort, measured by our time incurred, represents the contractual milestones or output measure which is the contractual earnings pattern. For our fixed price IT outsourcing, maintenance contracts and transaction processing we recognize revenue ratably over the applicable outsourcing or maintenance period as the services are performed continuously over the contract period.

      For our contracts to design, develop or modify complex information systems based upon the client’s specifications, we recognize revenue on a percentage of completion basis in accordance with Statement of Position 81-1. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. This method is followed where reasonably dependable estimates of revenue and cost can be made. Estimates of total contract revenue and cost are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.

      Covansys periodically enters into contracts that include multiple-element arrangements, which may include any combination of services, software, support/ maintenance, and the re-sale of hardware or software. Contracts entered into after June 30, 2003 containing multiple elements or deliverables are segmented into separate units of accounting where the separate elements represent separate earnings processes in accordance with EITF 00-21. Revenue is allocated among the elements based on the relative fair values of the elements and are recognized in accordance with our policies for the separate elements unless the undelivered elements are essential to the functionality of the delivered elements. In circumstances where an undelivered element is essential to the functionality of the delivered element, no revenue is recognized for the delivered element until the undelivered element is delivered.

      Retainages are included in revenue earned in excess of billings in the accompanying condensed consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

      Computer Software. We perform research to develop software for various business applications. The cost of such research is charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized in accordance with SFAS 86 “Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material in the periods indicated.

      Goodwill. Goodwill represents the excess of cost over the net tangible and identifiable intangible assets related to businesses acquired and the acquisition of shares of a subsidiary. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. The Company tests for impairment of its reporting units by comparing fair value to carrying value. Fair value is determined using a discounted cash flow methodology. The results of the Company’s annual impairment analysis concluded that no impairment existed at December 31, 2004.

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

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income. The Company utilized domestic net operating loss carryforwards during 2004. The effective tax rate was 20.4% for the full year 2004. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

	Years Ended December 31,

		Restated	Restated
	2004	2003	2002

Revenue	100.0%	100.0%	100.0%
Cost of revenue	75.1	75.6	74.3

Gross profit	24.9	24.4	25.7
Selling, general and administrative expenses	19.3	21.8	25.5

Income from operations	5.6%	2.6%	0.2%

      Revenue and gross profit by segment is as follows:

	Years Ended December 31,

	2004	2003	2002

Revenue —
Commercial	$242,941	$241,202	$223,272
Less intersegment	(651)	(557)	—

	242,290	240,645	223,272
Public Sector	91,199	112,913	130,591
India/Asia	106,140	75,050	60,613
Less intersegment	(77,765)	(61,601)	(47,949)

	28,375	13,449	12,664
Europe	14,434	15,586	18,260
Less intersegment	(2,577)	(3,686)	(2,068)

	11,857	11,900	16,192
Other	652	(277)	334

	$374,373	$378,630	$383,053

Gross profit —
Commercial	$66,334	$61,508	$42,861
Public Sector	10,718	21,666	38,430
India/Asia	15,515	9,452	12,608
Europe	3,853	3,747	4,593
Other	(3,161)	(3,926)	134

	$93,259	$92,447	$98,626

2004 Compared to 2003

      Revenue. Revenue in 2004 was $374.4 million, down 1.1% from $378.6 million in 2003. The decline is primarily due to a continued decline in our Public Sector and European businesses from $112.9 million in 2003 to $91.2 million in 2004 and $15.6 million in 2003 to $14.4 million in 2004, respectively. The decline in these segments was offset by increases in revenue in our Commercial and India businesses, including an increase of $1.2 million of revenue recorded in 2004 in connection with an agreement signed with SIRVA related to services previously provided and a decrease of approximately $3.5 million in 2004 related to the Company’s determination not to recognize revenue for services provided to a significant customer after reaching the authorized spending limit on the related time and material contract.

      The Company’s total hours worked in 2004 increased by 10% over hours worked in 2003. While the Company continued to increase its hours worked in certain segments of its US commercial business, the majority of the net increase in hours are in the Company’s India operations. The average bill rates in India are considerably lower than the average US bill rates. Despite the increase in hours, the combination of lower average bill rates in India, the increase in the revenue from India based work and the decline in Public Sector revenue resulted in relatively flat revenue for 2004.

      Commercial segment revenue increased 0.7% to $242.3 million in 2004 from $240.6 million in 2003. The increase resulted from the addition of new clients, including the revenue from the Company’s Master Services Agreement with FIS signed in 2004, $1.2 million of revenue recorded in connection with the agreement signed with SIRVA related to services previously provided, and expansion of work with existing clients offset by the completion of existing projects. In addition, during the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies, and Staff Accounting Bulletin 104, the Company recognized the costs of providing the services, but did not recognize any revenue for these services in 2004. Gross profit in the Commercial sector was negatively impacted in the fourth quarter by approximately $3.5 million. In 2005, the Company received a contract which covered these services and will recognize the revenue in the first quarter of 2005, with a corresponding increase in gross profit.

      Public Sector revenue decreased 19.2% in 2004 as compared with 2003. The decline in Public Sector revenue is due to the completion of numerous projects in 2004, combined with a slow down in the requests for proposal on new projects issued by state governments, particularly in the first part of 2004. We have recently seen some increase in the level of requests for proposal and have been awarded new projects that started in the fourth quarter of 2004 or that will start in early 2005. Revenue was also negatively impacted by the adjustment to the fixed price projects discussed below.

      During 2004 we made adjustments to the estimated cost to complete for certain fixed price contracts for which we recognize revenue on the percentage of completion basis. Revenue was negatively impacted by $5.5 million related to our reassessment of the collectability of outstanding billed and unbilled receivables associated with two troubled projects. In accordance with the application of percentage of completion accounting, we reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue.

      Revenue from India/Asia on a full attribution basis increased 41.4% for 2004 over 2003 to $106.1 million as compared with $75.1 million, respectively. This is due to additional resources added and a higher utilization of Indian resources on existing customer relationships and the transfer of certain commercial segment customer relationships to this region. The Company anticipates, based on its current strategic plan, that the majority of its revenue growth in the next few years will be in this segment.

      The Company had approximately $8.4 million in revenue in 2004 from a customer that is in the process of a merger. While the Company has not been informed of any intent to do so, the customer or its acquirer have the right to terminate the arrangement. The Company believes that should such a termination occur, the customer would need to transition the services either in-house or to another provider over some period of time.

      European revenue decreased slightly as a result of economic conditions and the completion of a significant contract.

      Gross Profit. Gross profit for 2004 was $93.3 million or 24.9% of revenue as compared with $92.4 million or 24.4% of revenue for 2003. Gross profit increased both in dollars and as a percent of revenue due to the full year effect of our aggressive cost control and realignment activities in 2004 which commenced during 2003 in addition to lower health care related cost due to better experience and changes in plan design. Gross profit for 2004 was negatively impacted by reassessment of costs of a loss contract, adjustments to estimates to complete for certain Public Sector contracts, and the adjustment of certain unbilled fixed price contract receivables in the Public Sector based on perceived collection risk as previously discussed. These adjustments had a negative impact of approximately $11.2 million in 2004. Gross profit in 2003 was negatively impacted by $6.2 million on four fixed price projects in the Public Sector and $1.8 million in severance costs resulting from our realignment.

      Commercial segment gross profit improved to $66.3 million in 2004 from $61.5 million in 2003 or 27.4% as compared with 25.6% of revenue, respectively. The gross profit improvements resulted from additional offshore work performed by resources in India, cost control, the addition of new clients, and new work for existing clients with better margins. The additional revenue from a customer previously discussed increased gross profit by $1.2 million. During the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies, and Staff Accounting Bulletin 104, the Company recognized the costs of providing the services, but did not recognize any revenue for these services in 2004. Gross profit in the Commercial sector was negatively impacted in the fourth quarter by approximately $3.5 million. In 2005, the Company received a contract which covered these services and will recognize the revenue in the first quarter of 2005, with a corresponding impact in gross profit.

      Public Sector gross profit decreased to $10.7 million in 2004 from $21.7 million in 2003. Gross profit as a percent of revenue also decreased to 11.8% of revenue in 2004 as compared with 19.2% in 2003. The decrease in 2004 in Public Sector gross profit, both in dollars and as a percent of revenue, was the result of negative gross profit on challenged projects and competitive pricing pressures. Two of these challenged projects have been completed and actions have been taken to address the remaining challenged project.

      India/Asia gross profit on a full attribution basis increased $6.0 million or 64.1% to $15.5 million from $9.5 million for 2004 as compared with 2003. As a percentage of revenue, gross profit for 2004 increased to 14.6% of revenue from 12.6% of revenue in 2003. These results reflect the increased amount of work performed in India at higher billing rates offset by higher labor rates.

      European gross margins increased slightly in total in 2004 to $3.9 million from $3.7 million in 2003 on flat revenues. This improvement is the result of cost control activities implemented during 2004.

      Selling, general and administrative expenses decreased by $10.4 million in 2004 to $72.3 million from $82.7 million in 2003. SG&A as a percentage of revenue improved to 19.3% in 2004, compared with 21.8% in 2003. This improvement represents the full year results of our organizational realignment efforts completed in 2003 and continued cost reduction activities in 2004 in addition to lower health care related costs due to better experience and changes in plan design. In 2004, the Company continued to aggressively move pieces of its internal information systems support to India based employees, eliminated much of its internal marketing staff and hired lower cost employees to replace those employees that resigned or eliminated the position. The decline in SG&A was achieved despite a number of charges in 2004, which are more fully discussed in the notes to the consolidated financial statements including:

•	$1.1 million in professional fees associated with consultation and external auditing for the implementation of Sarbanes-Oxley Section 404

•	$1.7 million in lease termination costs (compared with $.4 in 2003) (See Note 20 to Consolidated Financial Statements)

•	$1.3 million in severance (compared with $2.1 million in 2003) (See Note 20 to Consolidated Financial Statements)

•	$1.3 million in impairment charges for investments and internally developed software (See Note 1 to Consolidated Financial Statements)

•	$1.0 million in loss on disposal and obsolescence of property and equipment (See Note 10 to Consolidated Financial Statements)

•	$.7 million in professional fees associated with the recapitalization (See Note 3 to Consolidated Financial Statements)

•	$.7 million in professional fees for the fixed asset analysis (See Note 10 to Consolidated Financial Statements)

      We have presented these charges in order to provide additional information to the reader of the financial statements. We caution that while a number of these charges could be viewed as “non-recurring” in nature, we can give no assurances that these or other “non-recurring” charges will not be incurred in the future.

      Income from Operations. Income from operations increased by $11.2 million or 115.3% in 2004 to $20.9 million from $9.7 million in 2003. The significant improvement in 2004 results from the increase in the percentage of work performed in India at more favorable margins, addition of new customers and new work for existing clients, and the improvements in SG&A offset by the revenue adjustments previously discussed.

      Commercial income from operations increased by $13.4 million or 34.9% to $51.8 million in 2004 as compared with $38.4 million in 2003. Of the increase, approximately $.4 million is due to margin on increased sales and approximately $4.4 is due to improved margins with the remainder due to decreases in SG&A.

      Public Sector income from operations was a loss of $2.1 million in 2004 as compared with income of $4.4 million in 2003. The decrease is due to the completion of projects and slow down in requests for proposal on new work in addition to revenue adjustments of approximately $5.5 million related to troubled projects and negative gross profit on troubled projects.

      India/Asia income from operations increased by $5.6 million, a 113.1% increase to $10.5 million for 2004 as compared with $4.9 million for 2003. The increase is due to approximately $10.5 million gross profit on new revenue offset by approximately $4.4 million reduction in gross profit on comparable prior year revenue due to increased wages and SG&A increases to support an expanding infrastructure and operations.

      European operating income decreased by $0.2 million to $0.5 million for 2004 as compared with $0.7 million in 2003. This is due to reduced revenue and stable SG&A costs.

      Interest Expense. Interest expense of $.3 million recorded in 2004 relates to interest on a $17.5 million note issued in connection with the FIS/CDR transaction (Note 3) and fees in connection with the Credit Agreement (Note 12).

      Other Income Net. Other income net represents net earnings on investments offset by foreign currency losses of approximately $1.0 million. Other income net decreased by $0.5 million to $1.3 million in 2004 as compared with $1.8 million in 2003 due to lower interest rates earned on investments and a decrease in cash and short term investments in September due to the FIS/CDR transaction as well as foreign currency translation and transaction losses.

      Provision for Income Taxes. The provision for income taxes was $4.5 million in 2004 as compared with $1.4 million in 2003, an effective tax rate of 20.4% compared with 12.0%, respectively. The effective tax rate increased due to the completion of tax holidays for certain locations in India and a $4.3 million favorable tax adjustment related to settlement of income tax audits for the years 1998 through 2001 in 2003 offset by the inclusion of $2.2 million reduction in a valuation allowance in 2004.

2003 Compared to 2002

      Revenue. Revenue in 2003 was $378.6 million, down 1.2%, from $383.1 million generated in 2002. This decline is primarily attributable to lower average bill rates in India, due to competitive price pressure, a decline in Public Sector revenue in 2003 compared with 2002 and an increase in the revenue generated in India as a percent of total revenue. In 2003, the US/India revenue mix was 80.2/19.8% as compared with 84.2/15.8% in 2002. This split allocates revenue to India on a full attribution basis. Full attribution revenue is calculated using the end customer invoice rate on intersegment engagements, as opposed to using the transfer rate. The average bill rates in India are considerably lower than the average bill rates in the U.S., thus generating less revenue per hour billed. Despite a 9.8% increase in total hours worked in the U.S. and India in 2003 to approximately 6.7 million hours up from 6.1 million hours in 2002, the combination of a lower average bill rate in India and an increase in the revenue from India based work resulted in lower revenue for 2003.

      Revenue in the Commercial segment was $240.6 million in 2003, a 7.8% increase over 2002 revenue of $223.3 million. This increase is the result of the combination of new logos and growth in several large relationships. Public Sector revenue declined to $112.9 million in 2003 from $130.6 million in 2002. Public Sector 2003 revenue included an incremental $8.9 million in revenue associated with the full year benefit of PDA which was acquired May 31, 2002. The decline in Public Sector revenue was the result of completion of numerous projects during the year combined with a slow down in requests for proposals (RFP) for potential new projects being issued by the states during the second half of 2002 and first half of 2003. The budgetary pressures at the state and local government level impacted the number of projects initiated by numerous state and local government entities during 2003. The company experienced an increase in the level of RFP’s during the second half of 2003.

      India/Asia recorded an increase in revenue on a full attribution basis of 23.8% to $75.1 million for 2003 compared with $60.6 million in 2002. This represents an increase in the overall revenue derived from India based resources to 19.8% of total revenue in 2003 up from 15.8% in 2002.

      Revenue for Europe declined to $15.6 million in 2003 from $18.3 million in 2002 primarily as a result of an economic slowdown in Europe.

      Gross Profit. Total company gross profit was $92.4 million, or 24.4% of revenue, in 2003 compared with $98.6 million, or 25.7% of revenue, in 2002. Gross profit in 2003 was negatively impacted by $1.8 million in severance and $6.2 million of negative gross margin across four challenged projects in Public Sector.

      During 2003 the Company realigned domestic operations by removing redundant layers and overlapping responsibilities while more effectively aligning resources within our Commercial and Public Sector operating segments. During the year, we substantially modified our delivery model through the elimination of approximately 400 net positions in the U.S. while increasing our billable headcount in India by over 750 positions. The organizational realignment was initiated during the second quarter when the company eliminated over 200 net positions in North America. The additional reduction in headcount during the third and fourth quarters was driven by continued execution of the realignment combined with the addition of more India-centric business. We established utilization targets of 85% for the U.S. and a range of 77% to 79% for India. Utilization for 2003 was approximately 83% in the U.S. and slightly over 76% in India for 2003. This compares favorably with 79% in the U.S. and 73% in India for 2002.

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

      The gross profit for the Commercial sector was $61.5 million, or 25.6% of revenue, and was 43.5% higher than the $42.9 million, or 19.2% of revenue, recorded for 2002. This improvement was driven by an increase in work performed in India, a reduction in the transfer rate charged by India and higher utilization in the U.S. The Commercial segment also experienced improvement as several new accounts ramped up through the year generating sequentially better margins. Additionally, a targeted group of accounts was eliminated based on inadequate gross profit.

      Gross profit in the Public Sector was $21.7 million, or 19.2% of revenue, in 2003 compared with 29.4% of revenue in 2002. This deterioration in gross profit was the result of lower revenue, negative gross profit on four challenged projects and competitive pressure on pricing. Actions have been taken to reduce the cost structure of the Public Sector to appropriately align costs with current revenue levels and the current pricing environment. A comprehensive set of actions has been implemented to address the issues related to the aforementioned challenged projects within Public Sector.

      India/Asia gross margin of $9.4 million for 2003 declined from the 2002 level of $12.6 million primarily due to competitive price pressures in India and a reduction in the transfer rate charged by India to the U.S. and Europe.

      Gross profit in Europe declined to $3.7 million in 2003 from $4.6 million in 2002 as a result of a lower revenue level in 2003.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $82.7 million or 21.8% of revenue in 2003 inclusive of $2.4 million of severance and lease termination costs, a decrease from $98.0 million or 25.5% of revenue for 2002 which included $1.4 million of severance. Selling, general and administrative expense as a percent of revenue declined from approximately 23.2% during the first half of 2003 to approximately 20.3% for the second half of 2003. This 15.5% reduction in selling, general and administrative from 2002 to 2003 was primarily the result of the organizational realignment initiated during the second quarter of 2003. Through the elimination of overlapping layers in the organization as part of our organizational realignment we were able to cut costs and better align our support structure with our Commercial, Public Sector and India focus. The largest component of selling, general and administrative expense is labor costs. We reduced the total number of selling, general and administrative employees from 479, representing 10% of our total workforce, at the end of 2002 to 356, representing 7% of our total workforce, at the end of 2003.

      Income from Operations. Income from operations was $9.7 million or 2.6% of revenue for 2003 up substantially from $0.7 million or 0.2% of revenue for 2002. The year over year improvement was driven by the organizational realignment initiated during the second quarter. The substantial improvement in selling, general and administrative expenses offset the year over year decline in gross margin. The actions taken during the second quarter are highlighted by an increase in income (loss) from operations as a percentage of revenue from (0.2)% for the first half of 2003 to 5.5% for the second half of 2003. The actions included:

•	Realignment and elimination of organizational layers and redundancies.

•	Reduction of the domestic labor costs in both cost of revenue and selling, general and administrative categories.

•	Increased level of work being performed by India based employees.

•	Elimination of low margin customers.

•	Strengthening of processes and personnel associated with fixed price projects.

      Income from operations for the Commercial segment was $38.4 million in 2003 compared with $6.1 million for 2002. The substantial improvement was split between a $18.6 million improvement in gross profit and a reduction in selling, general and administrative expenses within the Commercial segment of approximately $13.7 million. The organizational realignment eliminated a significant number of layers and redundancies that existed in the previous organizational model.

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

      Other Income, Net. Other income, net represents interest earned on cash and short term investments net of a recognized loss of approximately $0.7 million on the sale of an investment carried at cost in 2003. Other income, net in 2003, was $1.8 million compared to $4.1 million in 2002. The decrease is primarily related to the lower interest rates earned on cash and short term investments and the aforementioned loss on the sale of an investment.

      Provision for Income Taxes. The provision for income taxes for 2003 was $1.4 million compared with $0.9 million for 2002. The effective tax rate was 12.0% for 2003 compared with 18.5% for 2002. The effective rate for 2002 incorporates the benefit of a lower blended tax rate in India relative to the U.S. rate. The tax provision and tax rate for 2003 included a $4.3 million favorable tax adjustment related to the settlement of income tax audits for the years 1998 through 2001. The overall effective rate was negatively impacted by permanent items such as subpart F income and travel and entertainment expense. Federal and state cash taxes will be limited as the company utilizes domestic net operating loss carryforwards.

Restructuring and Other Related Charges

      In 2004, the Company recorded $1.7 million of lease termination costs and $1.3 million related to severance as the company continued to reduce costs in line with overall revenue expectations. Amounts related to severance will be paid through 2005 and amounts related to lease terminations will be paid out through June 2011.

      In 2003, the Company recorded costs of $4.2 million related to various headcount reductions and termination of lease obligations associated with the consolidation of facilities and its organizational realignment. Amounts related to lease terminations will be paid out through 2006. Amounts related to severance incurred in 2003 were paid through 2004.

      In 2002, the Company recorded restructuring and other costs of $1.3 million related to the termination of 30 employees, including employees from executive management and certain business units.

Related Party Transactions

      On September 15, 2004, the company issued 8,700,000 shares of common stock and 4,000,000 warrants to FIS for $95.7 million (See Note 3 to Consolidated Financial Statements). In the second quarter of 2004, the Company entered into a Master Services Agreement with FIS to provide services over a five year period. In connection with the recapitalization, the company reimbursed FIS $1.0 million for certain out-of-pocket fees and expenses. Services provided by the Company to FIS during 2004 totaled approximately $5.1 million. The balance owed to the Company by FIS at December 31, 2004 was $2.3 million.

      Synova is an IT professional services organization owned by the Company’s Chief Executive Officer. For the years ended December 31, 2004, 2003 and 2002, we provided services to Synova totaling approximately

$2.5 million, $3.2 million and $4.6 million, respectively. In addition, Synova provided services to Covansys, for the year ended December 31, 2004, 2003 and 2002, totaling approximately $2.1 million, $1.6 million and $4.1 million, respectively. The net balance due to (from) Covansys with Synova at December 31, 2004 and 2003 was $(.2) million and $.5 million, respectively. In addition, under the terms of a note payable originated in 2000 (originally $8.0 million), Synova owes Covansys $3.0 million. The note is due in September 2005, and interest at a variable rate (6.5% in the fourth quarter 2004) is paid quarterly in accordance with its terms.

      We paid approximately $.6 million, $.8 million and $1.1 million to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial, management advisory, and executive management services for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, the Company entered into a recapitalization transaction (Note 3 to Consolidated Financial Statements) in which CDR’s ownership interest in Covansys, including $168.7 million of Convertible Redeemable Preferred Stock, was redeemed and exchanged for consideration valued at $227.7 million, including $177.5 million of cash, 2,000,000 shares of Covansys common stock, $17.5 million of subordinated notes and five-year warrants for 5,000,000 shares of common stock at a strike price of $18 per share. In connection with the recapitalization, the Company reimbursed CDR $.5 million for certain out-of-pocket fees and expenses.

      In 2002, we entered into a ten year agreement to provide IT outsourcing services to SIRVA, Inc., a company related through common ownership by CDR. During the years ended December 31, 2004, 2003 and 2002, services provided by Covansys to SIRVA, Inc. totaled approximately $10.0 million, $8.4 million and $2.8 million, respectively. In addition, SIRVA provided services to Covansys, for the years ended December 31, 2003 and 2002, totaling $.1 million and $.2 million, respectively. No services were provided by SIRVA to the Company during the year ended December 31, 2004. In the fourth quarter of 2004, the Company executed an agreement with SIRVA regarding fees for services provided in prior periods. In connection with the agreement, the Company recognized revenue of $1.2 million.

      For the year ended December 31, 2002, we provided IT services totaling $.2 million to Acterna Corporation, a company related through common ownership by CDR. During the years ended 2004 and 2003 we provided no services to Acterna.

      We paid approximately $.9 million during the year ended December 31, 2004 for consultation and advisory services in connection with the recapitalization transaction and $.2 million during the year ended December 31, 2002 for merger and acquisition consulting services provided by the Chesapeake Group, Inc., a company owned by a director. Nothing was owed by the Company to the Chesapeake Group, Inc. at December 31, 2004.

      Praja, Inc. (Praja) is an information technology professional services organization owned in part by the Company’s Chief Executive Officer. During the years ended December 31, 2004 and 2003, we did not provide any services to Praja. In addition, Praja did not provide any services or software to Covansys for the years ended December 31, 2004 and 2003. During the year ended December 31, 2002, we provided services to Praja totaling $.1 million. Praja provided services and software to Covansys totaling $.2 million for the year ended December 31, 2002.

      The Company has loans of $1.2 million at both December 31, 2004 and 2003 to its employees in India to assist them with the purchase of automobiles and houses. The loans, which bear interest at below market rates, are collateralized by the property and repaid through payroll deductions.

Recently Issued Financial Accounting Standards

      In December 2004 the FASB issued FAS 123R, “Share-Based Payment,” that requires companies to expense the value of employee stock options and similar awards. The effective date for application by public companies is interim and annual periods beginning after June 15, 2005. FAS 123R applies to all outstanding and unvested share-based payment awards at a company’s adoption date. FAS 123R allows alternative transition methods. The Company has not yet selected a transition method. Management is presently reviewing the impact on our results of operation and financial position from implementing FAS 123R.

      In December 2004, the FASB issued a FASB Staff Position (FSP) 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Program within the American Job Creation Act of 2004”, which provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FASB 109-2 provides for a period of time beyond the financial reporting period of enactment for a company to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the one-time repatriation opportunities provided by the Act. At the time of filing these statements, the Company cannot reasonably estimate the income tax effects of such repatriation under the Act.

Liquidity and Capital Resources

      As of December 31, 2004, we had cash and short-term investments totaling $71.2 million. We generally fund our operations and working capital needs through internally generated funds. Cash provided by operating activities was $39.4 million, $35.7 million, and $16.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The significant increase in cash flow was due to an increase in earnings of $7.4 million and the collection of $5.0 million on an outstanding note receivable from Synova. Restructuring, merger and other related changes used $2.7 million, $4.7 million and $7.3 million of operating cash for the years ended December 31, 2004, 2003 and 2002, respectively.

      The principal use of cash for investing activities during the three years ended December 31, 2004 was for the purchase of property and equipment, primarily as part of the development and enhancement of our offshore software development centers and the purchase of short-term investments.

      To facilitate future cash flow needs, the Company has a credit facility which provides for borrowings or standby and commercial letters of credit up to $30.0 million through December 28, 2005.

      The Credit Agreement contains financial covenants which require the Company to maintain a certain interest coverage ratio, leverage ratio and a minimum total capitalization. At December 31, 2004, the Company was in compliance with these ratios. At December 31, 2004, the Company had no borrowings and $7,808 in outstanding letters of credit under this Credit Agreement. The Credit Agreement also includes a covenant which restricts the Company’s ability to repurchase shares of its common stock without the prior approval of the Lender.

      Net cash used in financing activities was $86.3 million, $.6 million and $5.9 million in 2004, 2003, and 2002, respectively. The redemption of the convertible redeemable preferred stock and warrants used $179.1 million of cash which was partially funded from the proceeds from the issuance of common stock, principally from FIS and proceeds from the exercise of stock options of $95.3 million. See Note 3 to Consolidated Financial Statements for further details concerning the recapitalization. A significant use of cash in financing activities was for the repurchase of our Common Stock. During 2004, 2003 and 2002, we repurchased 253,100, 557,200 and 1,124,376 shares, respectively, of our Common Stock, for $2.4 million, $1.5 million and $6.6 million, respectively.

      Most of our revenue is billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in 2003 and 2002 did not have a material impact on income (loss) from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. In 2004, foreign currency translation and transaction losses were $1.0 million. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency.

      Inflation did not have a material impact on our revenue or income from operations in fiscal years 2004, 2003 and 2002.

      Covansys has no off-balance sheet transactions.

      The following table presents a summary of payments due for our contractual obligations for operating leases and debt as of December 31, 2004:

Period After December 31, 2004

		Within
	Total	1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(In thousands)
Operating leases	$44,518	$8,667	$11,254	$6,996	$17,601
Debt	17,500	17,500	—	—	—

	$62,018	$26,167	$11,254	$6,996	$17,601

      The Company anticipates that it will use cash on hand to pay its contractual obligations in 2005.

Factors That May Affect Future Results

Internal Control Weaknesses

      The Company has identified a number of internal control weaknesses where its existing internal controls do not reduce to a relatively low level the risk that a misstatement caused by an accounting error may occur in an amount that would be material relative to the financial statements (See Item 9A). Such a misstatement may not be detected timely by employees in the normal course of performing their assigned functions. The Company’s financial reporting process contains a number of systems which are not fully integrated and rely on manual processes. The loss of key financial personnel exposes the Company to the risk that key internal controls may not operate effectively during the transition to new personnel.

Impact of Changes in Estimates on Fixed Price Projects

      The Company realized approximately 40.5% of its revenue from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 12.8% of the Company’s revenue was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis.

      Changes in estimated costs to complete could be unfavorable and change our estimates of the ultimate profitability on these projects. These projects generally contain payment terms that are tied to the successful achievement of delivered milestones. These milestones frequently require a substantial level of work and thus expose the Company to large unbilled balances. The ultimate payment of these balances is dependent on the acceptance of the deliverables contractually agreed to relative to each milestone. These unbilled balances are frequently very large and create collection risk if project milestones are not accepted by the customer.

Variability of Operating Results

      Our revenue and operating results can vary from quarter to quarter depending on a number of factors, including:

•	The timing and number of client projects commenced and completed during a quarter;

•	Changes in the rates we charge clients for services;

•	Employee hiring, attrition, utilization and billing rates;

•	Progress on fixed-price projects during a quarter; and

•	Our ability to obtain a written contract prior to the end of a quarter.

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

Exposure to Regulatory, Political and General Economic Conditions in India and Asia

      Revenue generated by our India and Asia operations, as calculated on a full attribution basis, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States and Europe accounted for 28.4% of our 2004 revenue. In addition, over 67% of our workforce is located in India and Asia. We benefit directly from certain incentives provided by the Indian government to encourage foreign investment, including tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. If the Indian government changes any of these incentives, it could negatively impact the profitability of our Indian operations.

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

Decline in Profitability of European Operations

      The income from operations of our European operations in 2004 declined approximately 35% from 2003. While management concluded that the goodwill allocated to these operations was not impaired as of December 31, 2004, a continued decline in these operations could result in a future impairment charge.

Public Sector Budget Constraints

      Contracts with state and local government clients generated approximately 24% and 30% of our revenue during the years ended December 31, 2004, and 2003 respectively. Our public sector clients are experiencing significant budget constraints which could result in a decrease in the amount of business generated in the future by these customers.

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

      We have previously made investments in start-up companies that have the potential to be successful and to complement our current business. Investing in these companies is a highly risky strategy. These companies frequently have a limited operating history; unproven business plans and are exposed to high start-up costs.

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

Foreign Exchange Risk

      Most of our revenue is billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations in 2003 and 2002 did not have a material impact on income from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. During 2004, the Company experience foreign currency translation and transaction losses of approximately $1.0 million. The Company does not speculate in foreign currency.

      Revenue generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States, accounted for 28.4% of our total 2004 revenue. In addition, services provided by our other international operations, primarily in Europe, accounted for 3.2% of our total revenue.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, a short term note receivable and debt (all due within one year), which were $71.2 million, $3.0 million and $17.5 million, respectively, as of December 31, 2004. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The note receivable and debt are priced with variable interest rates which approximate market.

Derivative Risk

      From time to time, the Company hedges certain of its forecasted foreign currency exposure using forward contracts with durations no greater than 3 months. We had no such contracts outstanding at December 31, 2004 or 2003.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      To the Board of Directors and Shareholders of Covansys Corporation:

      We have completed an integrated audit of Covansys Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits are presented below.

     Consolidated financial statements

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Covansys Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 2 to the consolidated financial statements, the Company has restated its previously reported 2003 and 2002 consolidated financial statements, related primarily to certain income tax and leasing matters.

     Internal control over financial reporting

      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Covansys Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses relating to the Company’s revenue recognition, percentage-of completion accounting, property and equipment, income taxes and leasing, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessments.

1.	The Company did not maintain effective controls over the validity and accuracy of contract revenue and the related billed and unbilled accounts receivable. Specifically, the Company did not maintain effective controls over obtaining a signed contract or determining that a contract amendment was authorized at the time revenue is recognized; and that all original or amended contract terms (primarily customer acceptance conditions and fee limitation clauses) are accurately reflected within the consolidated financial statements. This control deficiency resulted in the Company recording a material adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement to the revenue accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

2.	The Company did not maintain effective controls over the completeness and accuracy of revenue accounted for under the percentage-of-completion method and the associated revenue in excess of billings balance sheet account. The Company accounts for a portion of its fixed price contracts using the percentage-of-completion method. Under this accounting method, revenue to be recognized is dependent upon, among other things, management’s ability to reasonably estimate the costs to complete the contract. The Company’s percentage-of-completion accounting control procedures were not designed to require the use of a consistent risk-adjusted method to estimate the costs to complete. Additionally, the Company’s controls over cost to complete estimates were not operating effectively because project management and accounting personnel did not consistently document manual adjustments to cost estimates and percentage-of-completion accounting records and they did not in limited instances provide written certifications attesting to the accuracy of their cost to complete estimates. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. However, this control deficiency could result in a misstatement to the revenue and revenue in excess of billings accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

3.	The Company did not maintain effective controls over the completeness and accuracy of the Company’s net property and equipment balance and the related depreciation expense. Specifically, substantially all of the Company’s property and equipment records are maintained using databases and spreadsheets, which are not integrated with the Company’s underlying information technology system and do not have adequate controls to ensure that assets, asset values, capitalization dates and useful lives are complete, accurate and recorded on a timely basis. Additionally, reconciliation controls over inter-company fixed asset transactions were not operating effectively. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003, 2002, and 2001 and for each of the quarters for the two years in the period ended December 31, 2003, and in the Company recording an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement to the property and equipment and related depreciation expense accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

4.	The Company did not maintain effective controls over the accuracy of the Company’s current tax payable account, the deferred tax asset and liability balances, valuation allowance and income tax expense. Specifically, the Company did not have controls in place to ensure that the Company had sufficient supporting documentation for these income tax balances and that its income tax accounts were periodically reconciled to supporting documentation. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003, 2002, and 2001, for each of the quarters for the two years in the period ended December 31, 2003 and for the first, second and third quarters for 2004, and in the Company recording an audit adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement to the current tax payable account, the deferred tax asset and liability balances, valuation allowance and to income tax expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

5.	The Company did not maintain effective controls over the completeness and accuracy of its accrued lease liability and related lease expense. Specifically, the Company did not have controls in place to ensure the accounting implications for new or amended leases were consistently evaluated and reviewed by management. Additionally, the Company’s controls over its selection and monitoring of its accounting policy for lease accounting were ineffective. The Company incorrectly applied generally accepted accounting principles to lease agreements with step increases in rental payments resulting in an error in the accrued lease liability and related lease expense. This control deficiency resulted in the restatement of the Company’s consolidated financial statement for 2003, 2002 and 2001, for each of the quarters for the two years in the period ended December 31, 2003 and for the first, second and third quarters for 2004. Additionally, this control deficiency could result in a misstatement to the accrued lease liability and lease expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

      In our opinion, management’s assessment that Covansys Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Covansys Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 11, 2005

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

		Restated
	2004	2003

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$49,841	$89,671
Short term investments	21,409	37,804
Accounts receivable, net of allowance for doubtful accounts of $1,532 and $1,789 at December 31, 2004 and 2003	75,388	67,245
Revenue earned in excess of billings	24,613	32,127
Deferred taxes	5,105	9,396
Prepaid expenses and other	7,226	5,668

Total current assets	183,582	241,911
Property and equipment, net	29,762	31,976
Computer software, net	3,706	5,430
Goodwill	19,148	18,441
Deferred taxes	5,808	3,020
Other assets	6,796	14,093

Total assets	$248,802	$314,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,500	$—
Accounts payable	14,052	11,290
Accrued payroll and related costs	16,744	21,462
Taxes payable	3,481	6,531
Other accrued liabilities	18,331	13,861
Deferred revenue	1,041	1,239

Total current liabilities	71,149	54,383
Other liabilities	3,462	4,107
Commitment and contingencies
Convertible redeemable preferred stock, no par value, 0 shares and 200,000 shares issued and outstanding as of December 31, 2004 and 2003	—	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 0 shares and 200,000 issued as convertible redeemable preferred stock as of December 31, 2004 and 2003	—	—
Common stock, no par value, 200,000,000 shares authorized, 37,418,764 and 26,792,547 shares issued and outstanding as of December 31, 2004 and 2003, respectively	—	—
Additional paid-in capital	165,983	93,165
Retained earnings	6,433	(1,831)
Stock subscriptions receivable	—	(1,790)
Accumulated other comprehensive income (loss)	1,775	(1,818)

Total shareholders’ equity	174,191	87,726

Total liabilities and shareholders’ equity	$248,802	$314,871

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

	(In thousands, except per share data)
Revenue	$374,373	$378,630	$383,053
Cost of revenue	281,114	286,183	284,427

Gross profit	93,259	92,447	98,626
Selling, general and administrative expenses	72,342	82,731	97,957

Income from operations	20,917	9,716	669
Interest expense	245	—	—
Other income, net	(1,317)	(1,781)	(4,110)

Income before provision for income taxes	21,989	11,497	4,779
Provision for income taxes	4,485	1,378	886

Net income	17,504	10,119	3,893
Convertible redeemable preferred stock dividends	(3,221)	(4,433)	(4,298)
Loss on redemption of convertible redeemable preferred stock	28,674	—	—

Net income (loss) available for shareholders	(14,391)	5,686	(405)
Amounts allocated to participating preferred shareholders	—	(1,385)	—

Net income (loss) available to common shareholders	$(14,391)	$4,301	$(405)

Earnings (loss) per share
Basic	$(.48)	$.16	$(.01)

Diluted	$(.48)	$.16	$(.01)

Basic weighted average shares	29,971	26,975	27,734
Dilutive effect of options	(A )	229	—
Convertible redeemable preferred stock	(A )	(A )	(A )

Diluted weighted average shares	29,971	27,204	27,734

(A)	Anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock	Additional	Retained	Stock	Other	Total
	Shares	Paid-In	Earnings	Subscriptions	Comprehensive	Shareholders’
	Outstanding	Capital	(Deficit)	Receivable	Loss	Equity

	(Dollars in thousands)
Balance as previously reported — December 31, 2001	28,254,850	$108,946	$(12,680)	$(2,362)	$(6,549)	$87,355
Effect of restatement on periods ending on or prior to December 31, 2001	—	—	(3,163)	—	—	(3,163)

Balance as restated — December 31, 2001	28,254,850	108,946	(15,843)	(2,362)	(6,549)	84,192
Net income as restated	—	—	3,893	—	—	3,893
Currency translation adjustment					460	460
Unrealized gains on short-term investments	—	—	—	—	191	191
Stock options exercised	2,518	40	—	(13)	—	27
Repayment of stock subscriptions receivable	—	—	—	157	—	157
Issuances of common stock and other	88,057	526	—	—	—	526
Convertible redeemable preferred stock dividend	—	(4,298)	—	—	—	(4,298)
Repurchases of common stock	(1,124,376)	(6,583)	—	—	—	(6,583)

Balance as restated — December 31, 2002	27,221,049	98,631	(11,950)	(2,218)	(5,898)	78,565
Net income as restated	—	—	10,119	—	—	10,119
Currency translation adjustment					4,271	4,271
Reclassification of unrealized gains on short-term investments	—	—	—	—	(191)	(191)
Stock options exercised	30,021	83	—	—	—	83
Repayment of stock subscriptions receivable	—	—	—	428	—	428
Issuances of common stock and other	98,677	369	—	—	—	369
Convertible redeemable preferred stock dividend	—	(4,433)	—	—	—	(4,433)
Repurchases of common stock	(557,200)	(1,485)	—	—	—	(1,485)

Balance as restated — December 31, 2003	26,792,547	93,165	(1,831)	(1,790)	(1,818)	87,726
Net income	—	—	17,504	—	—	17,504
Currency translation adjustment	—	—	—	—	3,622	3,622
Unrealized losses on short-term investments	—	—	—	—	(29)	(29)
Stock options exercised	170,942	1,385	—	—	—	1,385
Repayment of stock subscriptions receivable	(56,534)	(961)	—	1,790	—	829
Issuances of common stock and other	64,909	712	—	—	—	712
Repurchase of common stock	(253,100)	(2,408)	—	—	—	(2,408)
Convertible redeemable preferred stock dividend	—	(2,268)	(953)	—	—	(3,221)
Net proceeds from issuance of common stock and warrants to FIS	8,700,000	92,832	—	—	—	92,832
Net effect of redemption of convertible redeemable preferred stock and warrants	2,000,000	(16,474)	(8,287)	—	—	(24,761)

Balance — December 31, 2004	37,418,764	$165,983	$6,433	$—	$1,775	$174,191

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

	(Dollars in thousands)
Cash flows provided by (used in) operating activities —
Net income	$17,504	$10,119	$3,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,391	15,198	14,884
Loss on disposal and obsolescence of property and equipment	1,395	944	532
Provision for doubtful accounts	892	875	815
Provision (benefit) for deferred income taxes	770	2,462	(1,157)
Impairment of long-lived assets	1,225	—	—
Gain from sale of short term investments	(153)	(1,008)	—
Loss on sale of investment	—	680	—
Stock option modification expense and other	271	—	—
Change in assets and liabilities:
Accounts receivable and revenue earned in excess in billings	799	9,220	(7,967)
Prepaid expenses and other assets	5,073	1,531	(409)
Accounts payable, accrued payroll and related costs and other liabilities	(1,776)	(4,311)	5,937

Net cash provided by operating activities	39,391	35,710	16,528
Cash flows provided by (used in) investing activities —
Investment in property, equipment and other	(10,167)	(10,015)	(16,058)
Investment in computer software	(208)	(909)	(1,021)
Proceeds from sale of available for sale securities	112,750	170,149	—
Purchases of available for sale securities	(95,427)	(192,948)	(13,072)
Business acquisitions and investments, net of cash acquired	—	—	(16,011)

Net cash provided by (used in) investing activities	6,948	(33,723)	(46,162)
Cash flows provided by (used in) financing activities —
Net proceeds from issuances of common stock and other	93,906	370	526
Net proceeds from exercise of stock options and other	1,385	511	185
Repurchases of common stock	(2,408)	(1,485)	(6,583)
Redemption of convertible redeemable preferred stock and warrants	(179,139)	—	—

Net cash used in financing activities	(86,256)	(604)	(5,872)
Effect of exchange rate changes on cash	87	—	—

Increase (decrease) in cash and cash equivalents	(39,830)	1,383	(35,506)
Cash and cash equivalents at beginning of period	89,671	88,288	123,794

Cash and cash equivalents at end of period	$49,841	$89,671	$88,288

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$5,604	$3,775	$(10,339)
Interest	$—	$—	$—
Non–cash financing activities —
Debt issued in connection with redemption of convertible redeemable preferred stock and warrants	$17,500	$—	$—

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

Foreign Currency

      For significant foreign operations, the local currencies have been designated as the functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and at the average exchange rate during the year for revenue and expenses. The resulting foreign currency translation adjustment is reflected as a separate component of shareholders’ equity.

      Transaction gains and losses, which were not significant in the years presented, are reflected in the consolidated statements of operations in other income, net.

Comprehensive Income

      Total comprehensive income is summarized as follows:

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Net income	$17,504	$10,119	$3,893
Currency translation adjustment	3,622	4,271	460
Unrealized gains (loss) on short term investments	(29)	—	191
Reclassification of unrealized gains on short term investments	—	(191)	—

Comprehensive income	$21,097	$14,199	$4,544

Cash and Cash Equivalents

      Cash and cash equivalents include investments which have original maturities less than 90 days at the time of their purchase.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

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

      The unrealized gains and losses on these investments included in accumulated other comprehensive income for December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

Fair value	$21,409	$37,804
Cost	21,438	37,804
Gross unrealized loss	(29)	—

Financial Instruments

      The fair values and carrying amounts of the Company’s financial instruments, short term investments, a note receivable and a note payable, are approximately equivalent due to the short term nature of the instruments and the variable interest rates on the notes.

Investments

      The Company accounts for certain investments in equity instruments on the cost method. The Company continually evaluates whether events and circumstances have occurred that indicate a decline in the market value of the investments is judged to be other than temporary. When factors indicate that the decline in market value is other than temporary, the cost basis is written down to fair market value. During 2004, the Company fully reserved for its investment in JP Systems. The impairment loss of $1,000 before tax is included in selling, general and administrative expenses in the income statement and is included in the other category for segment reporting.

      The following table summarizes of the Company’s investments which are carried at cost as of December 31, 2004 and 2003:

	December 31,

	2004	2003

Cost Method:
JP Systems*	$—	$1,000
Investcare*	915	857

	$915	$1,857

* Covansys’ ownership percentage is less than 5% in this privately held entity.

Goodwill

      Goodwill represents the excess of cost over the net tangible and identifiable intangible assets related to businesses acquired and the acquisition of shares of a subsidiary. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. The Company tests for impairment of

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

its reporting units by comparing fair value to carrying value. Fair value is determined using a discounted cash flow methodology. The results of the Company’s annual impairment analysis concluded that no impairment existed at December 31, 2004.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Renewal periods of leases have been included in the lease term if the renewals are reasonably assured.

      Internally developed computer software is recorded at cost and includes purchased, internally developed and externally developed software to be used in the Company’s operations.

Long-Lived Assets

      We evaluate the recoverability of long-lived assets (excluding goodwill) in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amounts may be impaired. The impairment evaluation is performed by comparing their carrying values to the undiscounted cash flows expected to be derived from such long-lived assets. If such evaluation indicated an impairment, we use discounted cash flows to measure fair value in determining the amount of the long-lived assets that should be written-off.

Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 104, for our time-and-materials and fixed price outsourcing contracts. For those service contracts which are billed on a time and materials basis, we recognize revenues as the services are performed. In our time and materials contracts our effort, measured by our time incurred, represents the contractual milestones or output measure which is the contractual earnings pattern. For our fixed price IT outsourcing, maintenance and transaction processing contracts, we recognize revenue ratably over the applicable period as the services are performed continuously over the contract period.

      For our contracts to design, develop or modify complex information systems based upon the client’s specifications, we recognize revenue on a percentage of completion basis in accordance with Statement of Position 81-1. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. This method is followed where reasonably dependable estimates of revenue and cost can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion (See Note 5).

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

essential to the functionality of the delivered element, no revenue is recognized for the delivered element until the undelivered element is delivered.

      Retainages are included in revenue earned in excess of billings in the accompanying condensed consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of revenue earned are classified as deferred revenue.

Computer Software

      We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized in accordance with SFAS 86 “Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of the accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Based on these analyses and evaluations, the Company has identified and recorded an impairment loss of $225 for its Claims Connect software product. Amounts charged to expense for research and development of computer software were not material in the periods indicated.

      Amounts capitalized were $208, $909 and $1,021 for the years ended December 31, 2004, 2003 and 2002, respectively.

      During the year ended December 31, 2002, in connection with the acquisition of PDA Software Services, Inc. (see Note 7), the Company acquired computer software totaling $5,694.

      The amortization of software development costs was $1,707, $2,437 and $1,737 for the years ended December 31, 2004, 2003 and 2002, respectively.

      Accumulated amortization on computer software amounted to $8,892 and $7,289 as of December 31, 2004 and 2003, respectively.

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

Other Income, Net

      Other income, net, represents interest earned and realized gains and losses on cash and short-term investments, loss from sale of investment carried at cost and foreign currency gains/losses.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

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

	Year Ended December 31,

	2004	2003	2002

Common stock equivalents related to convertible redeemable preferred stock	6,140,060	8,695,652	8,695,652
Warrants issued to CDR to purchase 5,300,000 shares of common stock	3,742,366	5,300,000	5,300,000
Warrants issued to CDR to purchase 5,000,000 shares of common stock	1,469,466	—	—
Warrants issued to FIS to purchase 4,000,000 shares of common stock	1,175,573	—	—
Average number of stock options outstanding	3,056,541	2,844,570	5,211,229

      The Company’s Series A Voting Convertible Preferred Stock was a participating security as defined in Issue 03-6. Issue 03-6 is effective for periods beginning after March 31, 2004. The Company adopted Issue 03-6 in the second quarter ended June 30, 2004 and restated EPS for all prior periods presented. The adoption of Issue 03-6 results in a reduction in EPS available for common shareholders in periods where the Company has income and has no impact in periods where the Company has a loss. The Company’s Series A Voting Convertible Preferred Stock was redeemed as part of the Recapitalization Agreement with the CDR Shareholder (see Note 3).

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock Options

      The Company has elected to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

interpretations. As supplemental information, the Company has elected to provide the pro forma disclosures, as permitted under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”)”. Accordingly, no compensation expense other than expense required for changes to stock option grants has been recognized for the Plan within the accompanying consolidated statements of operations. Had compensation expense for the Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and pro forma earnings (loss) per common share would have been reduced to the amounts indicated below:

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Net income (loss) available for common shareholders:
As reported	$(14,391)	$4,301	$(405)
Stock-based employee compensation cost included in the determination of net income (loss) available for common shareholders	243	—	—
Stock-based employee compensation cost had the fair value method been used	1,698	4,422	11,493

SFAS No. 123 pro forma	$(15,846)	$(121)	$(11,898)

Basic earnings (loss) per share:
As reported	$(.48)	$0.16	$(.01)

SFAS No. 123 pro forma	$(.53)	$—	$(.43)

Diluted earnings (loss) per share:
As reported	$(.48)	$0.16	$(.01)

SFAS No. 123 pro forma	$(.53)	$—	$(.43)

      During 2004, the Company made amendments to the stock option grants of two employees upon their termination. In connection with the amendments, the Company recorded a charge of $243.

Recently Issued Financial Accounting Standards

      In December 2004 the FASB issued FAS 123R, “Share-Based Payment”, that requires companies to expense the value of employee stock options and similar awards. The effective date for application by public companies is interim and annual periods beginning after June 15, 2005. FAS 123R applies to all outstanding and unvested share-based payment awards at a Company’s adoption date. FAS 123R allows alternative transition methods. The Company has not yet selected a transition method. Management is presently reviewing the impact on our results of operations and financial position from implementing FAS 123R.

      In December 2004, the FASB issued an FASB Staff Position (FSP) 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FASB 109-2 provides for a period of time beyond the financial reporting period of enactment for a company to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of one-time repatriation opportunities provided by the Act. At the time of filing these statements, the Company cannot reasonably estimate the income tax effects of such repatriation under the Act.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

2.	Restatement of Financial Statements

      Subsequent to the issuance of its financial statements for the years ended December 31, 2003 and 2002, the Company identified adjustments related to leases, income taxes and fixed assets that required restatement of its previously issued financial statements. Each of these adjustments is described further below.

Lease Accounting

      During the 2004 year end closing process, the Company initiated and completed an analysis of its lease accounting in order to determine if its historical practices have deviated from the lease accounting standards discussed in SFAS 13, “Accounting for Leases”. As part of that analysis, the Company determined that it had not properly accounted for the operating lease for its US headquarters signed in 1993 in accordance with the guidance set forth in FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases”. The Company assessed the impact of the resulting errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matter. As a result, the Company restated its Consolidated Financial Statements for the years ended December 31, 2003 and 2002, the effect of which was to reduce income from continuing operations before income taxes by $132 and $124 respectively.

      The impact of this matter on the Company’s Consolidated Financial Statements for the years prior to December 31, 2001 is reflected in the Consolidated Statement of Shareholders’ Equity as a reduction to retained earnings of $1,525 as of December 31, 2001.

Income Tax Accounting

      In connection with its 2004 year end closing process, the Company performed a calculation of the cumulative temporary difference for property and equipment and capitalized software development costs and concluded that the net deferred tax liability of $1,638 required to be recorded for these differences had been misclassified in its financial statements as a contingent tax reserve since December 31, 2001. Upon discovery of the error, the Company evaluated its accounting treatment for contingent tax reserves from December 31, 2001 through 2004. This analysis concluded that the Company did not have sufficient tax reserves at December 31, 2001 due to this error and it had excess reserves at December 31, 2003 due to other errors. The analysis of prior periods identified tax reserves for items that should have been released in the year ended December 31, 2003 due to the settlement of two issues reviewed under IRS examination offset partially by an error in recording state tax valuation allowances determined to be necessary in 2003 and one other less significant computational error. The Company assessed the impact of these errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matters. As a result, the Company restated its Consolidated Financial Statements for the year ended December 31, 2003, the principal effect of which was to increase net income from continuing operations by $349.

      The impact of these matters on the Company’s Consolidated Financial Statements for the years prior to December 31, 2001 is reflected in the Consolidated Statement of Shareholders’ Equity as a reduction to retained earnings of $1,638 as of December 31, 2001.

Fixed Asset Accounting

      In connection with its 2004 year end closing process, the Company discovered that a consolidating entry to properly state property and equipment on the balance sheet at December 31, 2003 was classified as accumulated other comprehensive income in error. The classification of the amount ($723) has been corrected and has the effect of increasing property and equipment and reducing accumulated other

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

comprehensive loss by $723 as of December 31, 2003. The correction had no impact on income from continuing operations or net income.

      The following schedule reconciles net income (loss) available for common shareholders for 2003 and 2002, as previously reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Year Ended
	December 31,

	2003	2002

	(In thousands, except
	per share data)
Net income (loss) available for common shareholders as previously reported	$4,096	$(331)
Rent expense (pre-tax) restatement	(132)	(124)
Tax effect of restatement adjustments	53	50
Tax restatement	349	—

Total net adjustments	270	(74)

Adjusted net income (loss) available for shareholders	4,366	(405)
Additional amount allocated to participating preferred shareholders	(65)	—

Net income (loss) available for common shareholders as restated	$4,301	$(405)

Earnings (loss) per share
Basic earnings (loss) per share as previously reported	$0.15	$(0.01)
Effect of adjustments	0.01	—

Basic earnings (loss) per share as restated	$0.16	$(0.01)

Diluted earnings (loss) per share as previously reported	$0.15	$(0.01)
Effect of adjustments	0.01	—

Diluted earnings (loss) per share as restated	$0.16	$(0.01)

      The following schedule reconciles Comprehensive Income for 2003, as previously reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Year Ended

	December 31,

	2003	2002

Comprehensive Income as previously reported	$13,206	4,618
Rent expense (pretax) restatement	(132)	(124)
Tax effect of restatement adjustments	53	50
Tax restatement	349	—
Fixed asset restatement	723	—

Comprehensive Income as restated	$14,199	$4,544

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The following table sets forth the effect of the adjustments described above on the consolidated statements of operations for the years ended December 31, 2003 and 2002:

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
Revenues	$378,630	$378,630	$383,053	$383,053
Cost of revenues	286,183	286,183	284,427	284,427

Gross profit	92,447	92,447	98,626	98,626
Selling, general and administrative expenses	82,599	82,731	97,833	97,957

Income from operations	9,848	9,716	793	669
Other income, net	(1,781)	(1,781)	(4,110)	(4,110)

Income before provision for income taxes	11,629	11,497	4,903	4,779
Provision for income taxes	1,780	1,378	936	886

Net income	9,849	10,119	3,967	3,893
Convertible redeemable preferred stock dividends	(4,433)	(4,433)	(4,298)	(4,298)

Net income (loss) available for shareholders	5,416	5,686	(331)	(405)
Amounts allocated to participating preferred shareholders	(1,320)	(1,385)	—	—

Net income (loss) available for common shareholders	$4,096	$4,301	$(331)	$(405)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.15	$0.16	$(0.01)	$(0.01)

Diluted earnings (loss) per share	$0.15	$0.16	$(0.01)	$(0.01)

Basic weighted average shares outstanding	26,975	26,975	27,734	27,734
Dilutive effect of options	229	229	—	—
Convertible redeemable preferred stock	(A )	(A )	(A )	(A )

Diluted weighted average shares outstanding	27,204	27,204	27,734	27,734

      See Note 23 for the effects of the adjustments discussed above on the unaudited supplemental quarterly financial information for the quarters ended March 31, June 30 and September 30, 2004 and 2003, respectively, as well as the quarter ended December 31, 2003.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheet at December 31, 2003:

	December 31, 2003

	As
	Previously
	Reported	Restated

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$89,671	$89,671
Short term investments	37,804	37,804
Accounts receivable, net	67,245	67,245
Revenue earned in excess of billings	32,127	32,127
Deferred taxes	9,396	9,396
Prepaid expenses and other	5,668	5,668

Total current assets	241,911	241,911
Property and equipment, net	31,253	31,976
Computer software, net	5,430	5,430
Goodwill	18,441	18,441
Deferred taxes	4,231	3,020
Other assets	14,093	14,093

Total assets	$315,359	$314,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,290	$11,290
Accrued payroll and related costs	21,462	21,462
Other accrued liabilities	14,281	13,861
Taxes payable	7,573	6,531
Deferred revenue	1,239	1,239

Total current liabilities	55,845	54,383
Other liabilities	889	4,107
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of December 31, 2003	168,655	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized	—	—
Common stock, no par value, 200,000,000 shares authorized, 26,792,547 shares issued and outstanding as of December 31, 2003	—	—
Additional paid-in capital	93,165	93,165
Retained earnings (deficit)	1,136	(1,831)
Stock subscriptions receivable	(1,790)	(1,790)
Accumulated other comprehensive loss	(2,541)	(1,818)

Total shareholders’ equity	89,970	87,726

Total liabilities and shareholders’ equity	$315,359	$314,871

      The restatement adjustments had no impact on net cash flows provided by (used in) operating, investing or financing activities for the years ended December 31, 2003 or 2002.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

3.	Recapitalization

      On April 27, 2004, the Company announced that it had entered into a long-term Master Services Agreement and a Stock Purchase Agreement with Fidelity Information Services (“FIS”), Inc., a subsidiary of Fidelity National Financial, Inc. The Master Services Agreement is expected to generate an anticipated $150,000 in revenues to the Company over the next five years.

      Under the Stock Purchase Agreement, as amended, with FIS and approved by shareholders on September 15, 2004, the Company issued to FIS 8,700,000 shares of the Company’s common stock and warrants for $95,700. The four tranches of warrants, each for 1,000,000 shares of the Company’s common stock, have a strike price between $15 and $24 per share. FIS also acquired 2,300,000 shares of the Company’s common stock from Rajendra Vattikuti, founder and Chief Executive Officer of the Company.

      In order to facilitate the transactions with FIS, the Company also entered into a Recapitalization Agreement, as amended, with a wholly-owned subsidiary of a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Stockholder”) to restructure the CDR Stockholder’s ownership interest in the Company and certain corresponding governance rights, in exchange for a combination of cash, stock, notes and warrants. The CDR Stockholder owned 200,000 shares of the Company’s Series A Voting Convertible Preferred Stock, or approximately 8,695,000 shares of common stock on an as converted basis, and 5,300,000 common stock warrants with a strike price ranging from $25 to $31 per share.

      Under the terms of the Recapitalization Agreement approved by shareholders on September 15, 2004 the CDR Stockholder exchanged all of its existing holdings in the Company for consideration valued at $227,700 consisting of $177,500 of cash, 2,000,000 shares of common stock of the Company, subordinated notes in the total amount of $17,500 due December 31, 2005, which bears interest at LIBOR plus 2.20%, and five-year warrants for 5,000,000 shares of common stock with a strike price of $18 per share. In accordance with EITF D-42, as amended by EITF 00-27, the Company recorded a reduction to income available to common shareholders of $28,674. The Company financed the transaction with the CDR Stockholder with cash on hand as well as proceeds from the FIS investment.

4.	Shareholder Rights Plan

      In October 2004, the Company’s board of directors adopted a shareholder rights plan which provided for the declaration of a dividend of one preferred share purchase right for each share of the Company’s common stock outstanding and any common shares issued thereafter. The rights are not exercisable until ten days following either:

(1) a public announcement that

(A) a person or group of affiliated persons (other than Rajendra B. Vattikuti and his affiliates and associates or Fidelity Information Services, Inc. and its affiliates and associates) has acquired beneficial ownership of 15% or more of the outstanding Common Shares,

(B) Rajendra B. Vattikuti and his affiliates have acquired beneficial ownership of 25% or more of the outstanding Common Shares or

(C) Fidelity Information Services, Inc. and its affiliates have acquired beneficial ownership of 40% or more of the outstanding Common Shares (each of the persons specified in clauses (A), (B) or (C), upon acquiring that level of beneficial ownership, is an “Acquiring Person”) or

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

(2) the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which results in the beneficial ownership

(A) by a person or group (other than Rajendra B. Vattikuti and his affiliates and associates or Fidelity Information Services, Inc. and its affiliates) of 15% or more of the outstanding Common Shares, or

(B) by Rajendra B. Vattikuti and his affiliates of 25% or more of the outstanding Common Shares or

(C) by Fidelity Information Services, Inc. and its affiliates of 40% or more of the outstanding Common Shares.

      Each right, if exercisable, will entitle its holder to purchase one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock at an exercise price of $11.00, subject to adjustment.

      If a person or group becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, Common Shares (or, in certain circumstances, Preferred Shares or other similar securities of the Company) having a value equal to two times the exercise price of the Right. Notwithstanding any of the foregoing, following the existence of a Acquiring Person, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void.

      In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person or group becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right.

      At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one Common Share, or one one-thousandth of a Preferred Share (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

      The board of directors may redeem the Rights at any time before they become exercisable for $.01 per Right and, if not exercised or redeemed, the Rights will expire on November 1, 2014.

5.	Fixed Price Contracts

      The Company realized approximately 40.5% of its revenue during the year ended December 31, 2004, from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 12.8% of our revenue during the year ended December 31, 2004 was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The Company’s 2004 financial results were negatively impacted by approximately $11,192 due to four significant fixed price contracts which it considers to be challenged.

      Communications with contracting parties during 2004 caused management to re-assess the collectibility of billed and unbilled receivables for two troubled projects. In both cases, the Company has been informed that its services would no longer be required to complete the project prior to its implementation. As of December 31, 2004, the Company is not performing work on either of these contracts. As a result, the Company reduced the related receivables by $5,500 and $350 to their net realizable value in the first quarter and third quarter of 2004, respectively. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue. In the fourth quarter of 2004, the Company reached a settlement with one of these customers, resulting in the recovery of $350 of the previously written-off receivable. This recovery was reflected as revenue in the fourth quarter.

      The Company also determined it was necessary to increase its estimated cost to complete for three of these projects due to changes in 2004 in both scope and resource requirements. The revision in estimates had the effect of reducing gross margin by $5,700 in 2004.

      At December 31, 2004, the Company has $4,000 in billed and unbilled receivables related to a challenged contract for which the Company is still performing services and which management believes are collectible.

6.	Common Stock Repurchase Program

      The Company’s board of directors has authorized the repurchase of up to 14,000,000 shares of the Company’s common stock. During the years ended December 31, 2004, 2003 and 2002, the Company repurchased 253,100 shares, 557,200 shares and 1,124,376 shares for cash, at a total cost of $2,408, $1,485 and $6,583, respectively. Through December 31, 2004, the Company has repurchased 11,434,976 shares of its common stock for cash, at a total cost of $141,980. As of December 31, 2004, 2,565,024 shares remain available for repurchase under the board of directors authorization at prices not to exceed $12 per share. The Company has entered into a Credit Agreement which restricts the Company’s ability to repurchase shares of its common stock without obtaining prior approval from the Lender.

7.	Acquisitions

      On May 31, 2002, the Company acquired all of the outstanding capital stock of PDA Software Services, Inc (“PDA”). PDA is a market leader in the development, implementation and maintenance of systems for states required to meet federal tracking and reporting mandates of the Women, Infants & Children Program. The acquisition expands the Company’s portfolio of capabilities for state governments and strengthens the Company’s business process outsourcing capabilities. For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, PDA’s results are included in the consolidated financial statements since the date of acquisition. Pro forma information related to this acquisition is not included because the impact is considered immaterial. The aggregate purchase price was approximately $15,914, net of

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

cash acquired. The aggregate purchase price, which was funded through available working capital, was allocated to the acquired assets and liabilities based upon their respective fair values as follows:.

Accounts receivable, net	$3,816
Prepaids and other current assets	281
Property and equipment, net	956
Computer software	5,694
Other assets	35
Goodwill	6,362
Accounts payable	223
Accrued payroll and other	1,007

8.	Goodwill

      Effective January 1, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually.

      The following table summarizes the change in the carrying amount of goodwill for the two years ended December 31, 2004:

Goodwill balance at January 1, 2003	$17,053
Foreign currency translation adjustment	1,388

Goodwill balance at December 31, 2003	$18,441
Foreign currency translation adjustment	707

Goodwill balance at December 31, 2004	$19,148

      The following table summarizes the Company’s goodwill by reportable segment:

	December 31,

	2004	2003

Commercial	$3,006	$2,807
Public Sector	6,361	6,361
India	2,467	2,467
Europe	7,314	6,806

	$19,148	$18,441

      The Company tested for impairment of its reporting units by comparing estimated fair value to carrying value. Fair value was determined using a discounted cash flow methodology. The Company performed this analysis as part of its annual assessment as of December 31, 2004 and 2003. These evaluations indicated that goodwill was not impaired.

9.	Accounts Receivable and Credit Risk

      Accounts receivable, which includes both billed and unbilled receivables, are recorded at the invoiced or estimated amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

accounts quarterly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

      The activity in the allowance for doubtful accounts is as follows:

	2004	2003	2002

Balance — beginning of period	$1,789	$1,353	$1,771
Provision	892	875	815
Charge-offs	(1,149)	(439)	(1,233)

Balance — end of period	$1,532	$1,789	$1,353

      The Company grants credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s receivables are from large and mid-size companies, major systems integrators and governmental agencies.

10.	Property and Equipment

      As of December 31, 2004 and 2003, property and equipment consisted of the following:

	December 31,
			Estimated
		Restated	Useful
	2004	2003	Lives

Equipment and purchased software	$52,862	$69,653	3-5 years
Internally developed computer software and related costs	10,480	10,480	5-9 years
Furniture and fixtures	7,520	7,465	5-7 years
Leasehold Improvements	8,519	8,468	5-7 years
Automobiles	—	1,475	5 years
Buildings	1,461	1,033	31 years

	80,842	98,574
Accumulated depreciation	(51,080)	(66,598)

Property and equipment, net	$29,762	$31,976

      Depreciation expense totaled $12,702, $12,761, and $13,147, for the years ended December 31, 2004, 2003 and 2002, respectively.

      Subsequent to the original issuance of its financial statements for the year ended December 31, 2003, the Company identified $2,561 of adjustments related to property and equipment, $1,495 of which related to prior periods requiring the Company to restate its previously filed financial statements for all periods affected by the charge. The remaining $1,066 was recorded in the first quarter of 2004, $742 of which relates to equipment that the Company has been unable to determine the period or periods during which the equipment left its possession and $324 of which relates to equipment that became obsolete in the first quarter of 2004. Of the $1,066, $39 was recorded in cost of revenue and $1,027 was recorded in selling, general and administrative expense.

11.	Related Party Transactions

      On September 15, 2004 the Company issued 8,700,000 shares of common stock and 4,000,000 warrants to FIS for $95,700 (See Note 3). In the second quarter of 2004, the Company entered into a Master Services Agreement with FIS to provide services over a five year period. Services provided by the Company to FIS

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

during 2004 totaled approximately $5,070. The balance owed to the Company by FIS at December 31, 2004 was $2,259. In connection with the acquisition of 2,300,000 shares of the Company’s common stock from the Chief Executive Officer of the Company by FIS (Note 3), the Company reimbursed the Chief Executive Officer $100 for certain out-of-pocket fees and expenses. In addition, the Company reimbursed FIS $1,000 for certain out-of-pocket fees and expenses related to the recapitalization.

      Synova, Inc. and subsidiaries (Synova) are an IT professional services organization owned by the Company’s Chief Executive Officer. For the year ended December 31, 2004, 2003 and 2002, the Company provided services to Synova totaling approximately $2,520, $3,175 and $4,643, respectively. In addition, Synova provided services to the Company, for the year ended December 31, 2004, 2003 and 2002, totaling approximately $2,051, $1,609 and $4,126, respectively. The net balance owed to (from)the Company with Synova at December 31, 2004 and 2003 was ($206) and $471, respectively. In addition, under the terms of a note payable originated in 2000 (originally $8,000), Synova owes the Company $3,000. The note is due in September 2005, and interest, at a variable rate (6.5% in the fourth quarter 2004) is paid quarterly in accordance with its terms.

      The Company paid approximately $604, $779 and $1,111 to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial, management advisory, and executive management services for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, the Company entered into a recapitalization transaction (Note 3) in which CDR’s ownership interest in Covansys, including $168,655 of Convertible Redeemable Preferred Stock, was redeemed and exchanged for consideration valued at $227,700 including $177,500 of cash, 2,000,000 shares of Covansys common stock, $17,500 of subordinated notes and five-year warrants for 5,000,000 shares of common stock at a strike price of $18 per share. In connection with the recapitalization, the company reimbursed CDR $500 for certain out-of-pocket fees and expenses.

      In 2002, the Company entered into a ten-year agreement to provide IT outsourcing services to SIRVA, Inc., a company related through common ownership by CDR. During the years ended December 31, 2004, 2003 and 2002, services provided by the Company to SIRVA, Inc. totaled approximately $9,974, $8,386 and $2,753, respectively. In addition, SIRVA provided services to Covansys for the years ended December 31, 2003 and 2002, totaling $71 and $185, respectively. No services were provided by SIRVA to the Company during the year ended December 31, 2004. In December 2004, the Company signed an agreement with SIRVA under which SIRVA agreed to pay the Company an additional $1,200 for services previously provided through December 31, 2004. This agreement was reflected in 2004 revenue.

      For the year ended December 31, 2002 the Company provided IT services totaling $185, to Acterna Corporation, a company related through common ownership by CDR.

      The Company paid approximately $903 during the year ended December 31, 2004 for consultation and advisory services in connection with the recapitalization transaction and $237 during the year ended December 31, 2002 for merger and acquisition consulting services provided by the Chesapeake Group, Inc., a company owned by a director.

      Praja, Inc. (Praja) is an information technology professional services organization owned in part by the Company’s Chief Executive Officer. During the years ended December 31, 2004 and 2003, the Company did not provide any services to Praja. In addition, Praja did not provide any services or software to Covansys for the years ended December 31, 2004 and 2003. During the year ended December 31, 2002, the Company provided services to Praja totaling $63. Praja provided services and software to the Company totaling $183 for the year ended December 31, 2002.

      The Company has loans to its employees in India of $1,192 and $1,223 at December 31, 2004 and 2003, respectively, to assist them with the purchase of automobiles and houses. The loans, which bear interest at below market rates, are collateralized by the property and repaid through payroll deductions.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

12.	Credit Agreement

      On September 7, 2004, the Company entered into a new Credit Agreement which provides for borrowings or standby and commercial letters of credit up to $30,000. The Credit Agreement expires on December 28, 2005 but may be extended in one-year increments at the request of the Company and the consent of the lenders. With the prior consent of the Agent, the Company may request to increase the availability under the Credit Agreement by up to $10,000 (not to exceed an aggregate availability of $40,000). Borrowings under the Credit Agreement are collateralized by all domestic assets of the Company.

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

      The Credit Agreement contains covenants which include financial covenants which require the Company to maintain a certain interest coverage ratio, leverage ratio and a minimum total capitalization. At December 31, 2004, the Company had no borrowings and $7,808 in outstanding letters of credit under this Credit Agreement. The Credit Agreement also includes a covenant which restricts the Company’s ability to repurchase shares of its common stock without the prior approval of the Lender.

13.	Self-Insurance

      The Company is self-insured in the U.S. for health and dental benefits up to $100 per member annually. Insurance coverage is carried for risks in excess of this amount. The Company recognized health and dental benefits expense in the U.S. of approximately $8,305, $12,678, and $11,993 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated claims incurred but not reported were $1,529 and $1,989 as of December 31, 2004 and 2003, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

14.	Leases

      The Company leases its headquarters, regional offices, equipment and automobiles under noncancelable, operating leases.

      Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $9,284, $8,885, and $9,301, respectively. The future minimum lease payments required under these operating leases, net of sublease commitments of $1,799, for the years ending December 31, are as follows:

2005	$8,667
2006	6,418
2007	4,836
2008	3,563
2009	3,433
Thereafter	17,601

$44,518

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

15.	Stock Options

      The Company maintains a Stock Option Plan (the Plan). Under the Plan, eligible employees and directors may be granted either incentive stock options (ISOs) or non-incentive stock options (NISOs) at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2004 there are 13,247,454 shares of Common Stock authorized for grant under the Plan. Options under the Plan are granted with exercise prices equal to the fair value of common stock on the date of grant. The options vest over periods determined by the Compensation Committee of the Board of Directors.

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

      During 2004, the Company made amendments to the stock option grants of two employees upon their termination. In connection with the amendments, the Company recorded a charge of $243.

      A summary of option activity is as follows (number of options in thousands):

	Options Outstanding
				Weighted Average
		Weighted Average	Options	Fair Value of
	Shares	Exercise Price	Exercisable	Options Granted

Balance, January 1, 2002	6,768	$19.01	2,552

Options granted	833	14.45		$4.37

Options exercised	(3)	3.81
Options cancelled and forfeited	(4,595)	20.67

Balance, December 31, 2002	3,003	$15.22	1,621

Options granted	985	3.51		$2.02

Options exercised	(30)	6.26
Options cancelled and forfeited	(1,043)	14.95

Balance, December 31, 2003	2,915	$11.83	1,610

Options granted	1,179	12.07		$5.71

Options exercised	(171)	8.35
Options cancelled and forfeited	(725)	12.81

Balance, December 31, 2004	3,198	$11.88	1,547

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2004, 2003 and 2002 grants: risk-free rate of interest of 3.4%, 3.3% and 4.2% in 2004, 2003 and 2002, respectively, dividend yield of 0%, and expected lives of 4 to 5 years. A volatility factor of 58%, 86%, and 92% was used in 2004, 2003 and 2002, respectively.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      A summary of options outstanding at December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Price	2004	Contractual Life	Price	2004	Price

$ 0.01 - 6.00	598,689	7.95	$3.22	245,158	$3.10
$ 6.01 - 11.89	1,362,050	8.67	11.04	351,326	9.95
$11.90 - 14.99	665,731	6.52	13.42	379,231	13.68
$15.00 - 19.34	137,194	4.13	17.01	137,194	17.01
$19.35 - 22.75	377,539	5.04	21.27	377,539	21.27
$22.76 - 34.58	56,668	3.18	30.55	56,668	30.55

	3,197,871			1,547,116

16.     Benefit Plans

Defined Contribution Plan

      The Company maintains the Covansys Corporation Incentive Savings Plan and Trust (the 401(k) plan). All U.S. employees of the Company are eligible to participate in the 401(k) plan on their first day of service if they have attained age 21. The 401(k) plan is a defined contribution plan, qualified as a profit sharing plan under Section 401(k) of the Internal Revenue Code and provides for eligible employees to contribute up to 50% of their compensation. For the years ended December 31, 2004, 2003 and 2002, the Company matched 40% of the employees’ contribution up to a maximum of 2.4% of the employees’ compensation.

      Matching contributions made by the Company amounted to approximately $2,371, $2,541 and $2,880 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company may also make an additional contribution, at its discretion, to the 401(k) plan. No such additional contributions have been made to date.

Defined Benefit Plan

      The Company has a defined benefit plan for its employees in India. Under the plan, employees who have completed five years of service are entitled to a lump sum payment upon retirement equal to one-half month of salary for each year of service. As of December 31, 2004, the projected benefit obligation and accumulated benefit obligation totaled $1,350 and $819, respectively. For purposes of computing its obligations, the Company assumed a weighted average discount rate, return on plan assets and increase in compensation of 7%, 7% and 10%, respectively.

      Plan assets, which are invested with the Life Insurance Corporation of India, totaled $1,031 at December 31, 2004. Benefits expected to be paid by the plan in each of the next five years are $84, $101, $121, $146 and $175, respectively. The aggregate benefits expected to be paid by the plan during the five years thereafter is $753. The Company’s best estimate of its contribution to the plan in fiscal 2005 is approximately $450.

      Net periodic benefit expense totaled $427, $464 and $304 for the years ended December 31, 2004, 2003 and 2002, respectively.

Other

      The Company maintains various employee retention programs. The expense related to these programs is recognized as the compensation is earned.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

17.     Income Taxes

      Covansys operates in numerous tax jurisdictions throughout the world with primary operations in the U.S. and India. The Company also has operations in Canada and throughout Europe. Covansys India is an Indian corporation subject to income taxes and receives certain exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. The Company considers all undistributed earnings of its foreign subsidiaries, which the Company estimates could be as much as $60,000, to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

      The provision for income taxes consists of:

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Current —
Federal	$1,173	$(4,452)	$—
State and local	531	1,143	—
Foreign	2,011	2,225	2,043

Total current	3,715	(1,084)	2,043
Deferred —
Federal	238	2,018	(1,117)
State and local	414	568	(40)
Foreign	118	(124)	—

Total deferred	770	2,462	(1,157)

Total provision	$4,485	$1,378	$886

      For 2004 and 2003, $9,595 and $3,395, respectively, of income from operations before income taxes was from U.S. sources, and $12,394 and $8,102, respectively, was from non-U.S. sources.

      The items accounting for the difference between income taxes computed at the federal statutory rate and the consolidated effective rate are as follows:

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Federal statutory rate	35%	35%	35%
Effect of —
Tax effect on foreign earnings not subject to U.S. tax	(10)	(6)	(30)
Reversal of valuation allowance	(10)	—	—
Foreign tax credits	—	(1)	(9)
Nondeductible expenses	1	2	8
State taxes, net of federal tax effect	2	10	1
Taxes on distributions from foreign subsidiaries	2	5	22
Adjustment of tax contingency reserves	—	(35)	—
Other, net	—	2	(8)

	20%	12%	19%

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

		Restated
	2004	2003

Deferred tax assets —
Accrued expenses	$3,165	$4,081
Allowance for doubtful accounts	612	714
Net operating loss carryforwards	7,195	10,954
Restructuring reserves	870	609
Other	3,411	2,894

Total gross deferred tax assets	15,253	19,252
Deferred tax liabilities —
Property and equipment and capitalized software development costs	(2,375)	(2,581)

Net deferred tax assets before valuation allowance	12,878	16,671
Valuation allowance	(1,965)	(4,255)
Net deferred tax assets	$10,913	$12,416

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the net deferred tax assets will be realized through future taxable income. The Company utilized domestic net operating loss carryforwards during 2004 and 2003. The effective tax rate was 20.4% for the full year 2004. On a quarterly basis, management assesses whether it remains more likely than not that the net deferred tax assets will be realized. The valuation allowance recorded relates to state net operating losses that begin to expire in 2005. During 2004, the Company reversed $2,236 of valuation reserves related to federal net operating losses that were deemed to be no longer required based on management’s estimates of future profitability of the Company.

      The Company has six business units (four in 2003) in India which are entitled to a tax holiday for 10 consecutive years commencing with the year the business unit started producing computer software or until the Indian tax year ending March 31, 2009, whichever is earlier. Once the tax holiday period has expired, these business units are eligible to deduct a portion of the profits attributable to export activities. The deduction for export activities was 30% and expired during the Indian tax year ended March 31, 2004.

      The remaining business units are subject to the tax holiday for various periods ranging from March 31, 2005 through March 31, 2009 and will not be able to avail themselves of the deduction for export activities. As the tax holiday expires, the Company’s overall effective tax rate will be negatively impacted. The tax benefit for this tax holiday was approximately $3,384 for the year ended December 31, 2004.

      The Company had available U.S. Federal net operating loss carryforwards of approximately $9,118 as of December 31, 2004. The majority of the net operating loss carryforward was acquired in an acquisition and its utilization is limited to $688 per year. This net operating loss carryforward will expire in 2017.

18.     Segment Information

      The Company is a provider of IT services, and is organized geographically throughout North America, India and Asia, and other international locations. The chief operating decision-maker evaluates each location’s

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

performance based primarily on its revenue and income (loss) from operations due to the similarity of the nature of services provided to clients. Revenue for the India/ Asia operation is evaluated based on the full attribution of bill rates charged to the end customer. The segment revenue figures disclosed below are stated at full attribution. Full attribution revenue is calculated using the end customer invoice rate on intersegment engagements, as opposed to using the transfer price rate. Geographic revenue is presented using the transfer price rate. The chief operating decision-maker does not evaluate segment performance based on assets. Assets, including the related depreciation and amortization expense, are managed primarily by corporate management. Under this organization, the operating segments have been aggregated into the following four operating segments and other.

•	Public Sector includes all services provided to domestic state and local municipalities.

•	Commercial includes all North American services provided to non public sector customers. Commercial includes application services for maintenance and development outsourcing (AMD/O), retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services. Commercial also includes telecommunication services provided in Europe.

•	India/Asia includes all services performed in India or Asia.

•	Europe includes services performed in Europe. Telecommunication services performed in Europe are excluded from the Europe figures as such services are included in the Commercial segment.

•	Other consists primarily of the labor and supporting expenses for the Corporate functions, depreciation and amortization expenses, lease expenses for corporate headquarters and costs attributable to closed and overlapping cost centers in 2002. See realignment discussion below.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

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

      India/Asia: India/Asia supplies substantial resources to North American and European customers. The rate charged by India to U.S. and Europe has been developed utilizing a cost plus transfer pricing methodology. This results in a large component of the available gross profit accruing to North America or Europe where the end customer is located.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      Segment information is presented below. Revenue and income (loss) from operations by segment is as follows:

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Revenue —
Commercial	$242,941	$241,202	$223,272
Less intersegment	(651)	(557)	—

	242,290	240,645	223,272
Public Sector	91,199	112,913	130,591

India/Asia	106,140	75,050	60,613
Less intersegment	(77,765)	(61,601)	(47,949)

	28,375	13,449	12,664

Europe	14,434	15,586	18,260
Less intersegment	(2,577)	(3,686)	(2,068)

	11,857	11,900	16,192
Other	652	(277)	334

	$374,373	$378,630	$383,053

Income (Loss) from Operations
Commercial	$51,809	$38,409	$6,146
Public Sector	(2,090)	4,372	19,245
India/Asia	10,445	4,902	7,596
Europe	482	742	(665)
Other	(39,729)	(38,709)	(31,653)

	20,917	9,716	669
Interest Expense	(245)	—	—
Other Income, net	1,317	1,781	4,110

Income Before Provision For Income Taxes	$21,989	$11,497	$4,779

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

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

	Year Ended December 31,

	2004	2003	2002

Revenue —
North America	$326,296	$348,005	$351,273

India/Asia	106,140	51,431	45,250
Less intersegment	(77,765)	(37,982)	(32,586)

	28,375	13,449	12,664
Europe	22,929	21,418	21,184
Less intersegment	(3,227)	(4,242)	(2,068)

	19,702	17,176	19,116

	$374,373	$378,630	$383,053

	December 31,

		Restated
	2004	2003

Tangible Long-Lived Assets —
North America	$21,522	$28,741
India/Asia	16,167	11,398
Other international	173	191

	$37,862	$40,330

19.     Commitments, Contingencies and Potential Liability to Clients

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

      We have certain contracts with our state and local clients that require us to provide a surety bond as a guarantee of performance. As of December 31, 2004, we had 12 performance bonds outstanding and posted with clients, with an aggregate total value of approximately $37,604 to secure performance of contractual obligations with our clients. Eleven of these performance bonds are secured by letters of credit totaling $7,808. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

20.     Restructuring, Merger and Other Related Charges

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

delivery employees) coming from costs of revenue with the remaining coming from selling, general and administrative.

      During 2004, the Company recorded $1,696 of lease termination costs and $1,252 related to severance. Amounts related to lease terminations will be paid out through 2011. Amounts related to severance will be paid through 2005.

      During 2003, the Company recorded costs of $4,208, split $1,834 included in cost of revenue and $2,374 included in selling, general and administrative expenses, related to various headcount reductions, including the reductions implemented during the second quarter as discussed above, and termination of lease obligations associated with the consolidation of facilities.

      During 2002, the Company recorded restructuring and other costs of $1,354 related to the termination of 30 employees, including employees from executive management and certain business units.

      The following is a roll forward of the accrual balance for restructuring, merger and other related charges:

		Lease
	Severance	Terminations	Other	Total

Balance January 1, 2002	$4,567	$2,805	$59	$7,431
Expense	1,354	1,094	(30)	2,418
Payments and other	(5,913)	(1,372)	—	(7,285)

Balance December 31, 2002	8	2,527	29	2,564
Expense	3,819	389	—	4,208
Payments and other	(3,456)	(1,248)	(29)	(4,733)

Balance December 31, 2003	371	1,668	—	2,039
Expense	1,252	1,696	—	2,948
Payments and other	(1,556)	(1,190)	—	(2,746)

Balance at December 31, 2004	$67	$2,174	$—	$2,241

      Included in the balance at December 31, 2004 is $924 of lease termination costs related to terminations in years prior to 2004. Such amounts will be paid through June, 2011.

21.     Other Income, Net

      In August, 2003, the Company was notified that the Board of Directors and majority shareholders of one of the Company’s investments carried at cost had agreed to merge with another entity. The merger consummated in August, 2003 and the Company recognized a loss of approximately $680 which is included in other income, net.

22.     Subsequent Event

      During the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies, and Staff Accounting Bulletin 104, the Company recognized the costs of providing the services, but did not recognize any revenue for these services in 2004. Gross profit in the Commercial segment was negatively impacted in the fourth quarter by approximately $3,500. In 2005, the

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Company received a contract which covered these services and will recognize the revenue in the first quarter of 2005, with a corresponding increase in gross profit.

23.     Supplemental Quarterly Information (Unaudited)

	Quarter Ended

	Restated	Restated	Restated
2004	March 31	June 30	September 30	December 31

Revenue(c)	$84,892	$94,109	$96,201	$99,171
Gross profit(c)	14,891	25,263	26,116	26,989
Income (loss) from operations	(4,373)	5,678	9,185	10,427
Net income (loss)	(2,890)	4,603	6,567	9,224
Convertible redeemable preferred dividends	1,130	1,139	952	—
Redemption of convertible redeemable preferred stock	—	—	28,674	—

Net income (loss) available for shareholders	(4,020)	3,464	(23,059)	9,224
Amounts allocated to participating preferred shareholders	—	(847)	—	—

Net income (loss) available to common shareholders	$(4,020)	$2,617	$(23,059)	$9,224

Basic net income (loss) per share	$(0.15)	$0.10	$(0.81)	$0.25
Diluted net income (loss) per share	$(0.15)	$0.10	$(0.81)	$0.24

	Quarter Ended

	As Previously	As Previously	As Previously
	Reported	Reported	Reported
2004	March 31	June 30	September 30

Revenue(c)	$84,892	$94,109	$96,201
Gross Profit(c)	14,891	25,263	26,116
Income (loss) from operations	(4,471)	5,578	9,081
Net income (loss)	(2,948)	4,542	6,508
Convertible redeemable preferred dividends	1,130	1,139	952
Redemption of convertible redeemable preferred stock	—	—	28,674

Net income (loss) available for shareholders	(4,078)	3,403	(23,118)
Amounts allocated to participating preferred shareholders	—	(832)	—

Net income (loss) available to common shareholders	$(4,078)	$2,571	$(23,118)

Basic net income (loss) per share	$(0.15)	$0.10	$(0.81)
Diluted net income (loss) per share	$(0.15)	$0.09	$(0.81)

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

	Quarter Ended

	Restated	Restated	Restated	Restated
2003	March 31	June 30	September 30	December 31

Revenue(c)	$96,559	$96,240	$94,355	$91,476
Gross Profit(c)	21,782	22,629	25,837	22,199
Income (loss) from operations	(239)	(219)	6,547	3,627
Net income (loss)	159	(36)	4,080	5,916
Convertible redeemable preferred dividends	1,095	1,104	1,113	1,121

Net income (loss)available for shareholders	(936)	(1,140)	2,967	4,795
Amounts allocated to participating preferred shareholders	—	—	(721)	(1,157)

Net income (loss) available to common shareholders	$(936)	$(1,140)	$2,246	$3,638

Basic net income (loss) per share	$(0.03)	$(0.04)	$0.08	$0.14
Diluted net income (loss) per share	$(0.03)	$(0.04)	$0.08	$0.13

	Quarter Ended

	As Previously	As Previously	As Previously	As Previously
	Reported	Reported	Reported	Reported
2003	March 31	June 30	September 30	December 31

Revenue(c)	$96,559	$96,240	$94,355	$91,476
Gross Profit(c)	21,782	22,629	25,837	22,199
Income (loss) from operations	(206)	(186)	6,580	3,660
Net income (loss)	179	(16)	4,100	5,586
Convertible redeemable preferred dividends	1,095	1,104	1,113	1,121

Net income (loss) available for shareholders	(916)	(1,120)	2,987	4,465
Amounts allocated to participating preferred shareholders	—	—	(726)	(1,078)

Net income (loss) available to common shareholders	(916)	(1,120)	$2,261	$3,387

Basic net income (loss) per share	$(0.03)	$(0.04)	$0.08	$0.13
Diluted net income (loss) per share	$(0.03)	$(0.04)	$0.08	$0.12

(a)	The tax provision for the quarter and year ended December 31, 2003 included a $4,300 favorable tax adjustment related to the settlement of income tax audits for the years 1998 through 2001.

(b)	In the quarter ended June 30, 2003, the Company announced a realignment of its organization which required total severance of $2,528 during the quarter ended June 30, 2003.

(c)	Revenue for the quarter ended December 31, 2004, includes $1,200 in connection with an agreement signed with SIRVA related to services previously provided. Gross profit for the quarter ended December 31, 2004, includes the cost associated with services performed for one of the Company’s significant customers after it had reached the authorized spending limit on a time and material contract. In accordance with Staff Accounting Bulletin 104, the Company did not recognize the revenue for these services in 2004 and gross profit was negatively impacted by approximately $3,500. In 2005, the Company received a contract which covered these services and will recognize the revenue in the first quarter of 2005, with a corresponding increase in gross profit.

(d)	The tax provision for the quarter and year ended December 31, 2004 included a reversal of $2,236 of valuation allowances related to federal net operating losses that were deemed to be no longer required based on management’s estimates of future profitability of the Company.

      Item 9A.     Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures on December 31, 2004 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of Covansys Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

      Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our Internal Audit organization.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004:

1.	The Company did not maintain effective controls over the validity and accuracy of contract revenue and the related billed and unbilled accounts receivable. Specifically, the Company did not maintain effective controls over obtaining a signed contract or determining that a contract amendment was authorized at the time revenue is recognized; and that all original or amended contract terms (primarily customer acceptance conditions and fee limitation clauses) are accurately reflected within the consolidated financial statements. This control deficiency resulted in the Company recording a material adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement to the revenue accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

2.	The Company did not maintain effective controls over the completeness and accuracy of revenue accounted for under the percentage-of-completion method and the associated revenue in excess of billings balance sheet account. The Company accounts for a portion of its fixed price contracts using the percentage-of-completion method. Under this accounting method, revenue to be recognized is dependent upon, among other things, management’s ability to reasonably estimate the costs to complete the contract. The Company’s percentage-of-completion accounting control procedures were not designed to require the use of a consistent risk-adjusted method to estimate the costs to complete. Additionally, the Company’s controls over cost to complete estimates were not operating effectively because project management and accounting personnel did not consistently document manual adjustments to cost estimates and percentage-of-completion accounting records and they did not in limited instances provide written certifications attesting to the accuracy of their cost to complete estimates. The control deficiency did not result in any adjustments to the 2004 annual or interim consolidated financial statements. However, this control deficiency could result in a misstatement to the revenue and revenue in excess of billings accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

3.	The Company did not maintain effective controls over the completeness and accuracy of the Company’s net property and equipment balance and the related depreciation expense. Specifically, substantially all of the Company’s property and equipment records are maintained using databases and spreadsheets, which are not integrated with the Company’s underlying information technology system and do not have adequate controls to ensure that assets, asset values, capitalization dates and useful lives are complete, accurate and recorded on a timely basis. Additionally, reconciliation controls over inter-company fixed asset transactions were not operating effectively. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003, 2002, and 2001 and for each of the quarters for the two years in the period ended December 31, 2003, and in the Company recording an adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement to the property and equipment and related depreciation expense accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

4.	The Company did not maintain effective controls over the accuracy of the Company’s current tax payable account, the deferred tax asset and liability balances, valuation allowance and income tax expense. Specifically, the Company did not have controls in place to ensure that the Company had sufficient supporting documentation for these income tax balances and that its income tax accounts were periodically reconciled to supporting documentation. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003, 2002, and 2001, for each of the quarters for the two years in the period ended December 31, 2003 and for the first, second and third quarters for 2004, and in the Company recording an audit adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement to the current tax payable account, the deferred tax asset and liability balances, valuation allowance and to income tax expense that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

5.	The Company did not maintain effective controls over the completeness and accuracy of its accrued lease liability and related lease expense. Specifically, the Company did not have controls in place to ensure the accounting implications for new or amended leases were consistently evaluated and reviewed by management. Additionally, the Company’s controls over its selection and monitoring of its accounting policy for lease accounting were ineffective. The Company incorrectly applied generally accepted accounting principles to lease agreements with step increases in rental payments resulting in an error in the accrued lease liability and related lease expense. This control deficiency resulted in the restatement of the Company’s consolidated financial statement for 2003, 2002 and 2001, for each of the quarters for the two years in the period ended December 31, 2003 and for the first, second and third quarters for 2004. Additionally, this control deficiency could result in a misstatement to the accrued lease liability and lease expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

      Because of these material weaknesses, the Company’s management have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

AND MANAGEMENT’S REMEDIATION INITIATIVES

      The Company’s internal control over financial reporting is the responsibility of the Chief Executive Officer and the Chief Financial Officer. To fulfill this responsibility, management has continued to enhance internal controls and increase the oversight over those affected controls. Management has also taken corrective action with regard to identified significant deficiencies and material weaknesses.

      As a result of management’s evaluation of internal control over financial reporting, certain material weaknesses were identified as set forth in Management’s Report on Internal Control Over Financial Reporting. Management is currently addressing these material weaknesses through a number of initiatives including those specifically set forth below.

      Revenue Contract Accounting: In the first quarter of 2005, the Company engaged in a thorough process to organize and catalogue its customer contracts in preparation of the integration of its contract information into a module of its ERP system. This process confirmed that measures implemented by the Company at the end of the second quarter of 2004 had strengthened the Company’s revenue recognition processes by requiring that contract documentation for new engagements be presented to and/or confirmed by the Legal Department prior to recognition of revenue for that contract. There are still improvements required, however, to strengthen the design of the Company’s process to capture and validate the contractual terms which impact the Company’s recognition of revenue. In conjunction with the contract organization process and in preparation of the year-end consolidated financial statements, management reviewed substantially all of its contracts that contain a fee limitation cap to confirm that revenue recognized did not exceed the fee limitation cap. It was through this process that the revenue adjustment associated with the contract disclosed in Note 22 of the consolidated financial statements, was identified and recorded during the fourth quarter closing process. The Company is continuing to develop procedures to improve the flow of information between its legal, finance and field operations, which procedures will include:

•	Quarterly verification that contractual documentation exists to support revenue recognized in the applicable reporting period;

•	Integration of the Company’s contract repository into a module of the Company’s ERP system (anticipated to occur no later than the third quarter of 2005); and

•	Enhancement of the Company’s ERP system to track fee limitation caps.

      Percentage of Completion Accounting: In November 2003, the Company disclosed a material weakness in its internal controls related to the Company’s application of the percentage-of-completion method of accounting for its fixed price contracts. The Company has implemented a multi-part plan to strengthen controls of fixed price contracts and to enhance the processes supporting application of the percentage-of-completion method of accounting for its fixed price contracts. As of December 31, 2004, however, management concluded that the material weakness had not been adequately remediated. Specifically, management determined that the initiatives encompassed in that plan had not been fully implemented and were not yet operating effectively. Since the material weakness was identified in 2003, management has implemented the following:

•	Standardization and continuous improvement of the use of three primary estimating tools;

•	Periodic project reviews with executive management;

•	Enhanced training addressing revenue recognition, contract management and project tracking and reporting. Migration of project plans and project reporting to a standard workbook;

•	The addition of a fixed price specialist to assist the project management teams on use of the standard workbook along with being available to address project related reporting issues; and

•	Monthly certification by individual project managers attesting to the appropriateness of their monthly estimate-to-complete submissions.

      The Company believes the foregoing measures strengthened its accounting policies with regard to percentage-of-completion accounting, but that such measures did not include a consistent risk-adjusted methodology for project managers to use in their estimates of costs to complete on percentage of completion projects. The Company will continue to strengthen its processes in this area in 2005 through:

•	Creation and consistent application of a risk-adjusted methodology to identify the appropriate level of contingency for percentage of completion projects and a framework for project managers to use in calculating their estimates of costs to complete;

•	Continued executive oversight of significant projects including weekly reviews by executive management of projects that include new or high risk technology implementations or that have significantly deviated from the project plan;

•	Increased monitoring of projects by the Project Management Office and Internal Audit Department;

•	Creation of more detailed procedural documentation and additional training to assist the Company’s employees in their reporting responsibilities; and

•	Automation and integration of the Company’s various systems and spreadsheets to provide greater transparency and real time information about the various projects and contracts under which the Company operates.

      Net Property and Equipment: At the conclusion of a physical inventory process undertaken by the Company in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use. This process resulted in a restatement of previously issued financial statements for 2003, 2002, and 2001 and in the Company reporting a material weakness related to the Company’s recording and tracking of fixed assets in its Form 10-Q for the quarter ended March 31, 2004. Additionally, as discussed in Note 2 of the consolidated financial statements, as part of the year-end closing process, management discovered that a consolidating entry to properly record inter-company property and equipment transactions on the balance sheet at December 31, 2003, and at quarterly balance sheets through September 30, 2004, was classified within accumulated comprehensive income in error. This balance sheet misclassification has been corrected in the financial statements in Item 8 for the current and prior period. Since June 2004, the Company has successfully accomplished the following items of its plan to strengthen accounting for its fixed assets:

•	Development of a policy and procedure manual regarding the recording, tracking and depreciation of fixed assets;

•	Addition of a new resource in the information technology staff who is responsible for equipment tracking; and

•	Periodic physical inventories of fixed assets including one completed at year-end 2004 which resulted in no material subsequent adjustments. Management will continue the periodic physical inventory process in 2005.

      The Company anticipates implementing a transaction level fixed asset module within the Company’s ERP system to integrate the tracking of its fixed assets no later than the second quarter 2005.

      Income Taxes: As part of its 2004 year-end closing process, the Company identified errors (disclosed in Note 2 of the consolidated financial statements) when reconciling its cumulative temporary difference and contingent tax liabilities to recorded amounts. Management will strengthen controls over this area in 2005 by enlisting additional tax expertise either within the Company or through more effective use and oversight of third party tax service providers.

      Leases (Step-Rents): As part of its 2004 year-end closing process, it was concluded that straight-line rent expense for the Company’s headquarters had been incorrectly accrued and that the related lease expense for prior periods was incorrect. This error was determined to be a material weakness in internal controls and resulted in a restatement of prior period financial statements. The Company has recently implemented controls to reduce the risk of such an error in the future through implementation of a comprehensive lease review checklist, review of each significant lease for proper accounting treatment by the Company’s controller, and limiting execution of all property leases by the Company’s Chief Financial Officer or authorized designee.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information required by this item is included in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption Directors and Executive Officers and is incorporated herein by reference.

Audit Committee

      Covansys has a separately designated standing Audit Committee in accordance with Section 3(a)(58)(A) of Regulation S-K of the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Each member of the Audit Committee is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. The members of the Audit Committee are William C. Brooks (Chairman), David H. Wasserman and Ronald K. Machtley.

Audit Committee Financial Expert

      The Board of Directors has determined that William C. Brooks of the Audit Committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

      The information required by this item is included in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption Directors and Executive Officers of the Company and is incorporated herein by reference.

Code of Ethical Conduct

      Covansys has adopted a Code of Ethical Conduct (“Code”) for all executive and financial officers. The Code is available on our website at www.covansys.com. Stockholders may request a free copy of the Code from: Covansys, 32605 West 12 Mile, Farmington Hills, MI 48334, Attention Chief Financial Officer.

      Covansys has not waived compliance with any aspect of the Code.

Item 11.	Executive Compensation

      The information required by this item is included in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption Executive Compensation and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption Director and Executive Officer Ownership of Covansys Corporation Common Stock and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is included in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions and is incorporated herein by reference.

Item 14.	Principal Accountants Fees and Services

      The information required by this item is included in our Proxy Statement for our 2005 Annual Meeting of Shareholders under the caption Principal Accountants Fees and Services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

      (a) Documents filed as a part of the report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

2.     Financial Statement Schedules

      None

      3.(a) Exhibits

Exhibit
No.		Description

3	.1*	Restated Articles of Incorporation of the Company, as amended.
3	.2**	Restated Bylaws.
4.1		See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining the rights of the holders of Common Stock of the Company.
4	.2***	Specimen Stock Certificate.
10	.1**	Credit Agreement with Bank One NA.
10	.2**	Amendment 1 to Credit Agreement with Bank One NA.
10	.3**	Shareholder Rights Plan.
10	.4**	Master Service Provider Agreement with Fidelity Information Services.
10	.5**	Exhibits to Master Service Provider Agreement with Fidelity Information Services.
21.1		Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended March 31, 2004.

**	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended September 30, 2004.

***	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

SIGNATURES

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ RAJENDRA B. VATTIKUTI

Rajendra B. Vattikuti
Chairman, Chief Executive Officer and Director

March 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ RAJENDRA B. VATTIKUTI Rajendra B. Vattikuti	Chairman, Chief Executive Officer and Director	March 14, 2005

/s/ JAMES S. TROUBA James S. Trouba	Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005

/s/ THOMAS E. LINDSEY Thomas E. Lindsey	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2005

* William C. Brooks	Director	March 14, 2005

* William P. Foley	Director	March 14, 2005

* Douglas S. Land	Director	March 14, 2005

* Ronald K. Machtley	Director	March 14, 2005

* John A. Stanley	Director	March 14, 2005

* Frank R. Sanchez	Director	March 14, 2005

* Frank D. Stella	Director	March 14, 2005

* David H. Wasserman	Director	March 14, 2005

* Gary C. Wendt	Director	March 14, 2005

* /s/ JAMES S. TROUBA James S. Trouba Attorney-in-fact

EXHIBIT INDEX

Exhibit
No.		Description

3	.1*	Restated Articles of Incorporation of the Company, as amended.
3	.2**	Restated Bylaws.
4.1		See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining the rights of the holders of Common Stock of the Company.
4	.2***	Specimen Stock Certificate.
10	.1**	Credit Agreement with Bank One NA.
10	.2**	Amendment 1 to Credit Agreement with Bank One NA.
10	.3**	Shareholder Rights Plan.
10	.4**	Master Service Provider Agreement with Fidelity Information Services.
10	.5**	Exhibits to Master Service Provider Agreement with Fidelity Information Services.
21.1		Subsidiaries of Registrant.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended March 31, 2004.

**	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended September 30, 2004.

***	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.