Form 10-Q/A
period 2004-03-31
COVANSYS CORP
filed 2005-03-23
CIK 1028461

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

COVANSYS CORPORATION

Explanatory Note
      The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Covansys Corporation (the “Company”) for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.
      The adjustments giving rise to the Company’s need to restate its financial statements relate to the following areas:
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
      Income Tax Accounting. In connection with its 2004 year end closing process, the Company performed a calculation of the cumulative temporary difference for property and equipment and capitalized software development costs and concluded that the net deferred tax liability of $1.6 million required to be recorded for these differences had been misclassified in its financial statements as a contingent tax reserve since December 31, 2001. Upon discovery of the error, the Company evaluated its accounting treatment for contingent tax reserves from December 31, 2001 through 2004. This analysis concluded that the Company had excess reserves at December 31, 2003. The analysis of prior periods identified tax reserves for items that should have been released in the year ended December 31, 2003 due to the settlement of two issues reviewed under IRS examination offset partially by an error in recording state tax valuation allowances determined to be necessary in 2003 and one other less significant computational error. The Company assessed the impact of these errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matters.
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
      The effects of this restatement on the condensed consolidated balance sheets of the Company at March 31, 2004 and December 31, 2003, and on the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the condensed consolidated statement of cash flows for the three months ended March 31, 2004 and 2003 are discussed in Item 1 (Restated Financial Statements) and Item 2 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Amendment No. 1 Material weaknesses identified by management and related to the restatement are disclosed in Item 4 of Part I of this Amendment No. 1. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act. Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 1 to modify or update other disclosures in the previously filed Form 10-Q for the period ended March 31, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated balance sheets

	Restated

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,689	$89,671
Short-term investments	19,274	37,804
Accounts receivable, net of allowance for doubtful accounts of $1,732 and $1,789 at March 31, 2004 and December 31, 2003, respectively	69,138	67,245
Revenue earned in excess of billings	26,001	32,127
Deferred taxes	9,538	9,396
Prepaid expenses and other	6,423	5,668

Total current assets	237,063	241,911
Property and equipment, net	31,366	31,976
Computer software, net	5,077	5,430
Goodwill	18,240	18,441
Deferred taxes	2,981	3,020
Other assets	14,732	14,093

Total assets	$309,459	$314,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,922	$11,290
Accrued payroll and related costs	17,188	21,462
Other accrued liabilities	20,970	20,392
Deferred revenue	1,239	1,239

Total current liabilities	50,319	54,383
Other liabilities	3,733	4,107
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	169,785	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 26,852,244 and 26,792,547 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	92,385	93,165
Retained earnings (deficit)	(4,795)	(1,831)
Stock subscriptions receivable	(1,832)	(1,790)
Accumulated other comprehensive loss	(136)	(1,818)

Total shareholders’ equity	85,622	87,726

Total liabilities and shareholders’ equity	$309,459	$314,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of operations

	Restated

	Three Months Ended
	March 31,

	2004	2003

	(In thousands, except
	per share data)
	(Unaudited)
Revenue	$84,892	$96,559
Cost of revenue	70,001	74,777

Gross profit	14,891	21,782
Selling, general and administrative expenses	19,264	22,021

Loss from operations	(4,373)	(239)
Other income, net	6	493

Income (loss) before provision for income taxes	(4,367)	254
Provision (benefit) for income taxes	(1,477)	95

Net income (loss)	(2,890)	159
Convertible redeemable preferred stock dividends	1,130	1,095

Net (loss) available for common shareholders	$(4,020)	$(936)

Loss per share
Basic	$(.15)	$(.03)

Diluted	$(.15)	$(.03)

Basic weighted average shares	26,849	27,285
Dilutive effect of options	(A )	—
Convertible redeemable preferred stock	(A )	(A )

Diluted weighted average shares	26,849	27,285

(A) Anti-dilutive
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of cash flows

	Restated

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows used in operating activities:
Net income (loss)	$(2,890)	$159
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,275	3,788
Loss on disposal and obsolescence of property and equipment	1,066	55
Provision for and write-off of doubtful accounts	194	78
Gain from sale of short-term investments	(41)	(207)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	4,363	(4,356)
Prepaid expenses and other	(712)	(1,137)
Accounts payable, accrued payroll and related costs and other liabilities	(5,027)	(2,325)
Deferred revenue	—	(149)

Net cash provided by (used in) operating activities	228	(4,094)
Cash flows from investing activities:
Investment in property, equipment and other	(2,717)	(2,871)
Investment in computer software	(68)	(177)
Proceeds from sale of available for sale securities	39,872	25,588
Purchases of available for sale securities	(20,633)	(33,484)

Net cash provided by (used in) investing activities	16,454	(10,944)
Cash flows from financing activities:
Net proceeds from issuance of common stock	186	204
Net proceeds from exercise of stock options and other	122	127

Net cash provided by financing activities	308	331
Effect of exchange rate changes on cash	28	—

Increase (decrease) in cash and cash equivalents	17,018	(14,707)
Cash and cash equivalents at beginning of period	89,671	88,288

Cash and cash equivalents at end of period	$106,689	$73,581

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
      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of March 31, 2004, the results of its operations for the three month periods ended March 31, 2004 and 2003, and cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.
      The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2004.

2.	Restatement of Financial Statements
      Subsequent to the issuance of its financial statements for the year ended December 31, 2003 and the quarter ended March 31, 2004, the Company identified adjustments related to leases, income taxes and fixed assets that required restatement of its previously issued financial statements. Each of these adjustments is described further below.

Lease Accounting
      During the 2004 year end closing process, the Company initiated and completed an analysis of its lease accounting in order to determine if its historical practices have deviated from the lease accounting standards discussed in SFAS 13, “Accounting for Leases”. As part of that analysis, the Company determined that it had not properly accounted for the operating lease for its US headquarters signed in 1993 in accordance with the guidance set forth in FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases”. The Company assessed the impact of the resulting errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matter. The impact for the three months ended March 31, 2004 and 2003 was to increase (decrease) income from operations before income taxes by $98 and $(33), respectively.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Tax Accounting
      In connection with its 2004 year end closing process, the Company performed a calculation of the cumulative temporary difference for property and equipment and capitalized software development costs and concluded that the net deferred tax liability of $1,638 required to be recorded for these differences had been misclassified in its financial statements as a contingent tax reserve since December 31, 2001. Upon discovery of the error, the Company evaluated its accounting treatment for contingent tax reserves from December 31, 2001 through 2004. This analysis concluded that the Company did not have sufficient tax reserves at December 31, 2001 due to this error and it had excess reserves at December 31, 2003 due to other errors. The analysis of prior periods identified tax reserves for items that should have been released in the year ended December 31, 2003 due to the settlement of two issues reviewed under IRS examination offset partially by an error in recording state tax valuation allowances determined to be necessary in 2003 and one other less significant computational error. The Company assessed the impact of these errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matters. There was no impact for the three months ended March 31, 2003.

Fixed Asset Accounting
      In connection with its 2004 year end closing process, the Company discovered that a consolidating entry to properly state property and equipment on the balance sheet at December 31, 2003 was classified as accumulated other comprehensive income in error. The classification of the amount ($723) has been corrected and has the effect of increasing property and equipment and reducing accumulated other comprehensive loss by $723 as of March 31, 2003 and December 31, 2003, respectively. The correction had no impact on income from operations or net income.
      The effect on cash flow for the three months ended March 31, 2003 was to increase the amount used in investing activities and decrease the amount used in operating activities by $723.
      The following schedule reconciles net income (loss) available for common shareholders for the three months ended March 31, 2004 and 2003 as previously reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Three Months
	Ended March 31

	2004	2003

Net income (loss) available for common shareholders as previously reported	$(4,078)	$(916)
Rent expense (pre tax) restatement	98	(33)
Tax effect of restatement adjustments	(40)	13

Total net adjustments	58	(20)

Net income (loss) available for common shareholders as restated	$(4,020)	$(936)

Earnings (loss) per share
Basic earnings (loss) per share as previously reported	$(.15)	$(.03)
Effect of adjustments	—	—

Basic earnings (loss) per share as restated	$(.15)	$(.03)

Diluted earnings (loss) per share as previously reported	$(.15)	$(.03)
Effect of adjustments	—	—

Diluted earnings (loss) per share as restated	$(.15)	$(.03)

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following schedule reconciles Comprehensive Income for the three months ended March 31, 2004 and 2003 as previously reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Three Months
	Ended March 31,

	2004	2003

Comprehensive income (loss) as previously reported	$(1,266)	$(287)
Rent expense (pre tax) restatement	98	(33)
Tax effect of restatement adjustments	(40)	13
Fixed asset restatement	—	723

Comprehensive income (loss) as restated	$(1,208)	$416

      The following tables sets forth the effect of the adjustments described above on the consolidated statements of operations for the three months ended March 31, 2004 and 2003.

	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
	(Unaudited)
Revenue	$84,892	$84,892	$96,559	$96,559
Cost of revenue	70,001	70,001	74,777	74,777

Gross profit	14,891	14,891	21,782	21,782
Selling, general and administrative expenses	19,362	19,264	21,988	22,021

Income (loss) from operations	(4,471)	(4,373)	(206)	(239)
Other (income), net	6	6	493	493

Income before provision (benefit) for income taxes	(4,465)	(4,367)	287	254
Provision (benefit) for income taxes	(1,517)	(1,477)	108	95

Net income (loss)	(2,948)	(2,890)	179	159
Convertible redeemable preferred stock dividends	1,130	1,130	1,095	1,095

Net income (loss) available for common shareholders	$(4,078)	$(4,020)	$(916)	$(936)

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.15)	$(0.15)	$(0.03)	$(0.03)

Diluted earnings (loss) per share	$(0.15)	$(0.15)	$(0.03)	$(0.03)

Basic weighted average shares outstanding	26,849	26,849	27,285	27,285
Dilutive effect of options	(A )	(A )	—	—
Convertible redeemable preferred stock	(A )	(A )	(A )	(A )

Diluted weighted average shares outstanding	26,849	26,849	27,285	27,285

(A) Anti-dilutive

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at March 31, 2004 and December 31, 2003, respectively.

	March 31, 2004		December 31, 2003

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,689	$106,689	$89,671	$89,671
Short term investments	19,274	19,274	37,804	37,804
Accounts receivable, net	71,683	69,138	67,245	67,245
Revenue earned in excess of billings	26,001	26,001	32,127	32,127
Deferred taxes	9,538	9,538	9,396	9,396
Prepaid expenses and other	6,207	6,423	5,668	5,668

Total current assets	239,392	237,063	241,911	241,911
Property and equipment, net	30,643	31,366	31,253	31,976
Computer software, net	5,077	5,077	5,430	5,430
Goodwill	18,240	18,240	18,441	18,441
Deferred taxes	4,231	2,981	4,231	3,020
Other assets	12,403	14,732	14,093	14,093

Total assets	$309,986	$309,459	$315,359	$314,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,922	$10,922	$11,290	$11,290
Accrued payroll and related costs	17,188	17,188	21,462	21,462
Other accrued liabilities	21,937	20,970	21,854	20,392
Deferred revenue	1,239	1,239	1,239	1,239

Total current liabilities	51,286	50,319	55,845	54,383
Other liabilities	1,033	3,733	889	4,107
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003	169,785	169,785	168,655	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized	—	—	—	—
Common stock, no par value 200,000,000 shares authorized, 26,852,244 and 26,792,547 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—	—	—
Additional paid-in capital	92,385	92,385	93,165	93,165
Retained earnings (deficit)	(1,812)	(4,795)	1,136	(1,831)
Stock subscriptions receivable	(1,832)	(1,832)	(1,790)	(1,790)
Accumulated other comprehensive loss	(859)	(136)	(2,541)	(1,818)

Total shareholders’ equity	87,882	85,622	89,970	87,726

Total liabilities and shareholders’ equity	$309,986	$309,459	$315,359	$314,871

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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as included in the Company’s 2004 Annual Report on Form 10-K.
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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
segments from one to four operating segments and other. Revenue and income (loss) from operations by segment is as follows:

	Restated

	Three Months Ended
	March 31,

	2004	2003

Revenue
Commercial	$59,102	$56,986
Less intersegment	(159)	—

	58,943	56,986
Public Sector	18,795	33,601
India/Asia	24,407	15,720
Less intersegment	(19,981)	(12,869)

	4,426	2,851

Europe	3,965	4,124
Less intersegment	(1,238)	(726)

	2,727	3,398
Other	—	(277)

	$84,892	$96,559

Income (Loss) From Operations
Commercial	$10,086	$4,599
Public Sector	(6,059)	3,395
India/Asia	1,200	672
Europe	240	332
Corporate and Other	(9,840)	(9,237)

	(4,373)	(239)
Other Income, net	6	493

Income (Loss) Before Provision (Benefit) For Income Taxes	$(4,367)	$254

6.     Property and Equipment
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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.     Common Stock Repurchase Program
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

	Restated

	Three Months Ended
	March 31,

	2004	2003

Net (loss) available for common shareholders:
As reported	$(4,020)	$(936)
Stock-based employee compensation cost included in the determination of net income(loss) from operations as reported	—	—
Stock-based employee compensation cost had the fair value method been used	653	3,569

SFAS No. 123 pro forma	$(4,673)	$(4,505)

Loss per share:
As reported
Basic	$(.15)	$(.03)

Diluted	$(.15)	$(.03)

SFAS No. 123 pro forma
Basic	$(.17)	$(.17)

Diluted	$(.17)	$(.17)

10.     Comprehensive Income (Loss)
      Total comprehensive income (loss) is summarized as follows:

	Restated

	Three Months
	Ended
	March 31,

	2004	2003

Net income (loss)	$(2,890)	$159
Currency translation adjustment	1,682	448
Reclassification of unrealized gains on short-term investments	—	(191)

Total comprehensive income (loss)	$(1,208)	$416

11.     Related Party Transactions
      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by a co-Chairman of the Company’s Board of Directors. During the three month periods ended March 31, 2004 and 2003, the Company provided services to Synova totaling $603 and $810, respectively. In addition, during the three month periods ended March 31, 2004 and 2003 Synova provided services to the Company totaling $325 and $652, respectively. The net balance owed to the Company by Synova for services at March 31, 2004 was $426. In addition, under the terms of a note payable, Synova owes the Company $7,750. This note is due in September 2005, and interest is paid quarterly in accordance with its terms.

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
12.     Restructuring, Merger and Other Related Charges
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
13.     Cost of Computer Software to be Sold, Leased or Marketed
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
14.     Goodwill
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
16.     Other Income, Net
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

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On May 26, 2004, the Company was informed that its common stock was subject to delisting due to the Company’s failure to comply with Nasdaq Marketplace Rule 4310(c)(14), which requires the Company to file its periodic reports as required by the Securities Exchange Act of 1934. On July 1, 2004, the Company attended a hearing with a Nasdaq Listing Qualifications Panel. The Company expects that it will regain full compliance with all Nasdaq listing requirements by filing this report on Form 10-Q/A.

Item 2.	Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following section should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes appearing in this Form 10-Q/A. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements.
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
Restatement of Consolidated Financial Statements
      Subsequent to the issuance of its financial statements for the year ended December 31, 2003 and the quarter ended March 31, 2004, the Company identified adjustments related to leases, income taxes and fixed assets that required restatement of its previously issued financial statements. Each of these adjustments is described further below.
      The adjustments giving rise to the Company’s need to restate its financial statements relate to the following areas:
      Lease Accounting. During the 2004 year end closing process, the Company initiated and completed an analysis of its lease accounting in order to determine if its historical practices have deviated from the lease accounting standards discussed in SFAS 13, “Accounting for Leases”. As part of that analysis, the Company determined that it had not properly accounted for the operating lease for its US headquarters signed in 1993 in accordance with the guidance set forth if FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” The Company assessed the impact of the resulting errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matter.
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
      Fixed Asset Accounting. In connection with its 2004 year end closing process, the Company discovered that a consolidating entry to properly state property and equipment on the balance sheet at December 31, 2003 was classified as accumulated other comprehensive income in error. The classification of the amount ($.7 million) has been corrected and has the effect of increasing property and equipment and reducing accumulated other comprehensive loss of $.7 million as of December 31, 2003. The correction had no impact on income from operations or net income.
      Additional detail with respect to the impact of the restatement on the Company’s condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 is reported in Note 2 (“Restatement of Financial Statements”) to the Company’s condensed consolidated financial statements included under Item 1. of this Form 10-Q/A.
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
      The Securities and Exchange Commission has defined “critical accounting policies” as those that are most important to the portrayal of a company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates. Based on this definition, we have identified the critical accounting policies discussed below. We have other significant accounting policies, which also involve the use of estimates, judgments and assumptions that are integral to understanding our results of operations. For a complete discussion of all significant accounting policies, see Note 1 of our Notes to Consolidated Financial Statements included in our 2004 Form 10-K.
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
      Other. On May 26, 2004, the Company was informed that its common stock was subject to delisting due to the Company’s failure to comply with Nasdaq Marketplace Rule 4310(c)(14), which requires the Company to file its periodic reports as required by the Securities Exchange Act of 1934. On July 1, 2004, the Company attended a hearing with a Nasdaq Listing Qualifications Panel. The Company regained full compliance with all Nasdaq listing requirements by filing the initial report on Form 10-Q/A for the three months ended March 31, 2004 in August 2004.

Results of Operations
      Revenue and gross profit by segment is as follows:

	Three Months Ended
	March 31,

	2004	2003

Revenue
Commercial	$59,102	$56,986
Less intersegment	(159)	—

	58,943	56,986
Public Sector	18,795	33,601
India/Asia	24,407	15,720
Less intersegment	(19,981)	(12,869)

	4,426	2,851
Europe	3,965	4,124
Less intersegment	(1,238)	(726)

	2,727	3,398
Other	—	(277)

	$84,892	$96,559

Gross profit (loss)
Commercial	$14,379	$11,608
Public Sector	(2,404)	8,132
India/Asia	2,362	1,712
Europe	1,149	1,223
Corporate and Other	(595)	(893)

	$14,891	$21,782

      Revenues. Revenues were $84.9 million and $96.6 million for the three months ended March 31, 2004 and 2003, respectively. Revenues from the commercial segment were $58.9 million in 2004, an increase of 3.4% over 2003 revenue of $57.0 million. The increase is a result of a combination of new logos and growth from existing relationships partially offset by adjustments to a fixed price contract estimates to complete which reduced revenues by $1.5 million. Public sector revenue declined $14.8 million from the 2003 revenues of $33.6 million. The decline in revenue from the public sector segment was the result of the completion of numerous projects in 2003, combined with a slow down in requests for proposals for potential new projects being issued by state governments, as well as increases in the estimated cost to complete on certain fixed price contracts in respect of which the Company recognizes revenue on a percentage of completion basis. These adjustments resulted in the Company not recognizing approximately $3.7 million of revenue which would have been recognized had the estimates to complete not required adjustment. In addition, Public Sector revenue was also impacted by a $5.5 million adjustment related to management’s reassessment of the collectibility of outstanding billed and unbilled receivables associated with two troubled projects. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly as a reduction in revenue. Revenues for India/Asia increased by 55.3% on a full attribution basis to $24.4 million compared with $15.7 million in 2003, and reflect the shift to a higher utilization of Indian resources on existing customer relationships. Revenues for Europe were $2.7 million in 2004 compared with $3.4 million in 2003 and reflect an overall economic slowdown in Europe.
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
      Gross profit (loss) for the public sector segment was $(2.4) million or (12.8)% of segment revenue in 2004 compared with $8.1 million or 24.2% of segment revenue in 2003. Gross profit, as a percentage of revenue in the first quarter of 2004, was negatively impacted by performance on certain fixed price projects as well as the adjustment of certain unbilled fixed price contract receivables based upon perceived collection risk and lower utilization. These projects are being closely monitored and reassessed on a periodic basis. The Company has adopted several new processes beginning in the fourth quarter 2003 to minimize the potential for future large adjustments on fixed-price projects including: the appointment of a fixed-price specialist, the adoption of a more refined set of internal standard practices and the centralization of Public Sector delivery under a seasoned executive. Much of the success of these initiatives however is predicated on actions required to be performed by the Company’s customers. If a customer does not perform as anticipated, additional adjustments to the financial statements may be required and such adjustments could be material. The accumulated net investment in four contracts that management has identified as being challenged, represented by accounts receivable and revenue earned in excess of billings, was $6.7 million at March 31, 2004. Such amounts will continue to increase, consistent with the contractual payment terms, at least through the second and third quarters of 2004.
      India/Asia gross profit increased from $1.7 million in 2003 to $2.4 million in 2004, due to increased levels of revenue in the current period.
      Gross profit in Europe was flat with prior year levels.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.3 million or 22.7% of revenue in 2004 compared with $22.0 million or 22.8% of revenue in 2003. Included in 2004 is $1.0 million related to the writeoff of missing and obsolete equipment and purchased software (see Note 5). Excluding these charges, selling, general and administrative expenses were $18.3 million or 21.5% of revenue. The reduction in selling, general and administrative expenses in 2004 when compared to 2003 was primarily the result of the organizational realignment initiated during the second quarter of 2003. Through the elimination of overlapping layers in the organization as part of the organizational realignment, the Company has been able to cut costs and improve the support structure across the organization.
      Loss from Operations. Loss from operations increased significantly period over period, going from a loss of $0.2 million in 2003 to a loss of $4.4 million in 2004. This deterioration was driven by performance from the public sector segment as well as the loss on disposal and obsolescence of property and equipment of $1.1 million as further described in Note 6. Partially offsetting this negative performance was the significant improvement in gross margins in the commercial segment as well as the improvement driven by the organizational realignment initiated during the second quarter of 2003 which significantly reduced selling, general and administrative expenses.
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
      Other Income, Net. Other income, net represents interest earned and realized gains and losses from the sale of cash equivalents and short-term investments and foreign currency gains and losses. Included in the amount for 2004 is a translation loss of $0.7 million from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.
      Provision for Income Taxes. The effective tax rate was 33.8% and 37.4% in 2004 and 2003, respectively. The effective rate is based on the estimated tax rate for the year and is driven by the inclusion of subpart F income and certain nondeductible travel related expenses in the U.S., along with the impact of foreign tax rates being different from domestic tax rates.
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
      Investing activities provided cash of $16.5 million from the net sale of short-term securities of $18.7 million, partially offset by $2.8 million in capital expenditures.
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
Item 4.     Controls and Procedures
Disclosure Controls and Procedures
      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2004 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed below.
Changes in Internal Controls
      The Company’s internal control over financial reporting is the responsibility of the Chief Executive Officer and the Chief Financial Officer. To fulfill this responsibility, management has continued to enhance internal controls and increase the oversight over those affected controls. Management has also taken corrective action with regard to identified significant deficiencies and material weaknesses through a number of initiatives including those specifically set forth below.

      Revenue Contract Accounting: In the first quarter of 2005, the Company engaged in a thorough process to organize and catalogue its customer contracts in preparation of the integration of its contract information into a module of its ERP system. This process confirmed that measures implemented by the Company at the end of the second quarter of 2004 had strengthened the Company’s revenue recognition processes by requiring that contract documentation for new engagements by presented to and/or confirmed by the Legal Department prior to recognition of revenue for that contract. There are still improvements required, however, to strengthen the design of the Company’s process to capture and validate the contractual terms which impact the Company’s recognition of revenue. In conjunction with the contract organization process and in preparation of the year-end consolidated financial statements, management reviewed substantially all of its contracts that contain a fee limitation cap to confirm that revenue recognized did not exceed the fee limitation cap. It was through this process that the revenue adjustment associated with the contract disclosed in Note 22 of the consolidated financial statements in the 2004 Form 10-K, was identified and recorded during the fourth quarter closing process. The Company is continuing to develop procedures to improve the flow of information between its legal, finance and field operations, which procedures will include:

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
      Net Property and Equipment: At the conclusion of a physical inventory process undertaken by the Company in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use. This process resulted in a restatement of previously issued financial statements for 2003, 2002, and 2001 and in the Company reporting a material weakness related to the Company’s recording and tracking of fixed assets in its Form 10-Q for the quarter ended March 31, 2004. Additionally, as discussed in Note 2 of the condensed consolidated financial statements included under Item 1. of this Form 10-Q/A, as part of the year-end closing process, management discovered that a consolidated entry to properly record inter-company property and equipment transactions on the balance sheet at December 31, 2003, and at quarterly balance sheets through September 30, 2004, was classified within accumulated comprehensive income in error. This balance sheet misclassification has been corrected in the financial statements for the current and prior period. Since June 2004, the Company has successfully accomplished the following items of its plans to strengthen accounting for its fixed assets:

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
      Income Taxes: As part of its 2004 year-end closing process, the Company identified errors (disclosed in Note 2 of the condensed consolidated financial statements included under Item 1. of this Form 10-Q/A) when reconciling its cumulative temporary difference and contingent tax liabilities to recorded amounts. Management will strengthen controls over this area in 2005 by enlisting additional tax expertise either within the Company or through more effective use and oversight of third party tax service providers.
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
Item 6.     Exhibits
      (a) Exhibits

Number	Exhibit

3.1	Conformed Restated Articles of Incorporation of the Company, as amended.
3.2	Bylaws of the Company, as amended.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattlikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covansys Corporation

By:	/s/ Thomas E. Lindsey

Thomas E. Lindsey
Vice President, Controller and Chief
Accounting Officer
(Principal Accounting Officer)

/s/ James S. Trouba

James S. Trouba
Chief Financial Officer
(Principal Financial Officer)
Dated: March 22, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Conformed Restated Articles of Incorporation of the Company, as amended.
3.2	Bylaws of the Company, as amended.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattlikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.