Form 10-Q/A
period 2004-06-30
COVANSYS CORP
filed 2005-03-23
CIK 1028461

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

COVANSYS CORPORATION

Explanatory Note
      The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Covansys Corporation (the “Company”) for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.
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
      The effects of this restatement on the condensed consolidated balance sheets of the Company at June 30, 2004 and December 31, 2003, and on the condensed consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are discussed in Item 1 (Restated Financial Statements) and Item 2 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Amendment No. 1. Material weaknesses identified by management and related to the restatement are disclosed in Item 4 of Part I of this Amendment No. 1. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act. Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 1 to modify or update other disclosures in the previously filed Form 10-Q for the period ended June 30, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated balance sheets

	Restated

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,666	$89,671
Short-term investments	19,380	37,804
Accounts receivable net of allowance for doubtful accounts of $1,832 and $1,789 at June 30, 2004 and December 31, 2003	71,983	67,245
Revenue earned in excess of billings	28,851	32,127
Deferred taxes	9,277	9,396
Prepaid expenses and other	5,677	5,668

Total current assets	244,834	241,911
Property and equipment, net	29,794	31,976
Computer software, net	4,715	5,430
Goodwill	18,119	18,441
Deferred taxes	2,942	3,020
Other assets, net	18,004	14,093

Total assets	$318,408	$314,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,651	$11,290
Accrued payroll and related costs	19,207	21,462
Other accrued liabilities	22,679	20,392
Deferred revenue	589	1,239

Total current liabilities	57,126	54,383
Other liabilities	2,853	4,107
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	170,929	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 200,000 issued as convertible redeemable preferred stock	—	—
Common stock, no par value, 200,000,000 shares authorized, 26,916,753 and 26,792,547 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	91,932	93,165
Retained earnings	(120)	(1,831)
Stock subscriptions receivable	(1,493)	(1,790)
Accumulated other comprehensive loss	(2,819)	(1,818)

Total shareholders’ equity	87,500	87,726

Total liabilities and shareholders’ equity	$318,408	$314,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of operations

	Restated		Restated

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues	$94,109	$96,240	$179,001	$192,799
Cost of revenues	68,846	73,611	138,847	148,388

Gross profit	25,263	22,629	40,154	44,411
Selling, general and administrative expenses	19,585	22,848	38,849	44,869

Income (loss) from operations	5,678	(219)	1,305	(458)
Other income, net	1,303	579	1,309	1,072

Income before provision for income taxes	6,981	360	2,614	614
Provision for income taxes	2,378	396	901	491

Net income (loss)	4,603	(36)	1,713	123
Convertible redeemable preferred stock dividends	1,139	1,104	2,269	2,199

Net income (loss) available for shareholders	3,464	(1,140)	(556)	(2,076)
Amounts allocated to participating preferred shareholders	(847)	—	—	—

Net income (loss) available to common shareholders	$2,617	$(1,140)	$(556)	$(2,076)

Earnings (loss) per share
Basic	$0.10	$(0.04)	$(0.02)	$(0.08)

Diluted	$0.10	$(0.04)	$(0.02)	$(0.08)

Basic weighted average shares	26,882	27,081	26,866	27,182
Dilutive effect of options	610	—	(A)	—
Convertible redeemable preferred stock	(A)	(A)	(A)	(A)

Dilutive weighted average shares	27,492	27,081	26,866	27,182

(A)	Anti-dilutive
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of cash flows

	Restated

	Six Months Ended
	June 30,

	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,713	$123
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,658	7,744
Loss on disposal and obsolescence of property and equipment	1,066	398
Provision for doubtful accounts	499	280
Gain from sale of short-term investments	(109)	(575)
Other	—	69
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(2,055)	2,627
Prepaid expenses and other	(4,001)	3
Accounts payable, accrued payroll and related costs and other liabilities	1,550	(3,030)

Net cash provided from operating activities	5,321	7,639
Cash flows from investing activities:
Investment in property, equipment and other	(4,845)	(5,500)
Investment in computer software	(127)	(619)
Proceeds from sale of available for sale securities	62,281	60,537
Purchases of available for sale securities	(43,903)	(67,175)

Net cash provided by (used in) investing activities	13,406	(12,757)
Cash flows from financing activities:
Net proceeds from issuance of common stock	872	231
Net proceeds from exercise of stock options and other	370	129
Repurchases of common stock	—	(1,464)

Net cash provided by (used in) financing activities	1,242	(1,104)
Effect of exchange rate changes on cash	26	—

Increase (decrease) in cash and cash equivalents	19,995	(6,222)
Cash and cash equivalents at beginning of period	89,671	88,288

Cash and cash equivalents at end of period	$109,666	$82,066

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
      Subsequent to the issuance of its financial statements for the year ended December 31, 2003 and the three and six month periods ended June 30, 2004, the Company identified adjustments related to leases, income taxes and fixed assets that required restatement of its previously issued financial statements. Each of these adjustments is described further below.
     Lease Accounting
      During the 2004 year end closing process, the Company initiated and completed an analysis of its lease accounting in order to determine if its historical practices have deviated from the lease accounting standards discussed in SFAS 13, “Accounting for Leases”. As part of that analysis, the Company determined that it had not properly accounted for the operating lease for its US headquarters signed in 1993 in accordance with the guidance set forth in FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases”. The Company assessed the impact of the resulting errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matter. The impact on the three months and six months ended June 30, 2004 and 2003 was to increase (decrease) income from operations before income taxes by $100 and $(33), respectively, and $198 and $(66), respectively.

     Income Tax Accounting
      In connection with its 2004 year end closing process, the Company performed a calculation of the cumulative temporary difference for property and equipment and capitalized software development costs and concluded that the net deferred tax liability of $1,638 required to be recorded for these differences had been misclassified in its financial statements as a contingent tax reserve since December 31, 2001. Upon discovery of the error, the Company evaluated its accounting treatment for contingent tax reserves from December 31, 2001 through 2004. This analysis concluded that the Company did not have sufficient tax reserves at December 31, 2001 due to this error and it had excess reserves at December 31, 2003 due to other errors. The analysis of prior periods identified tax reserves for items that should have been released in the year ended December 31, 2003 due to the settlement of two issues reviewed under IRS examination offset partially by an error in recording state tax valuation allowances determined to be necessary in 2003 and one other less significant computational error. The Company assessed the impact of these errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matters. There was no impact for the three months and six months ended June 30, 2004 and 2003.
     Fixed Asset Accounting
      In connection with its 2004 year end closing process, the Company discovered that a consolidating entry to properly state property and equipment on the balance sheet at December 31, 2003 was classified as accumulated other comprehensive income in error. The classification of the amount ($723) has been corrected and has the effect of increasing property and equipment and reducing accumulated other comprehensive loss by $723 as of June 30, 2003 and December 31, 2003, respectively. The correction had no impact on income from operations or net income.
      The effect on cash flow for the six months ended June 30, 2003 was to increase the amount used in investing activities and increase the amount provided from operating activities by $723.
      The following schedule reconciles net income (loss) available for common shareholders for the three months and six months ended June 30, 2004 and 2003, as previously reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss) available for common shareholders as previously reported	$2,571	$(1,120)	$(675)	$(2,036)
Rent expense (pre-tax) restatement	100	(33)	198	(66)
Tax effect of restatement adjustments	(39)	13	(79)	26

Total net adjustments	61	(20)	119	(40)

Net income (loss) available for common shareholders as restated	2,632	(1,140)	(556)	(2,076)
Additional amount allocated to participating preferred shareholders	(15)	—	—	—

Net income (loss) available for common shareholders as restated	$2,617	$(1,140)	$(556)	$(2,076)

Earnings (loss) per share
Basic earnings (loss) per share as previously reported	$.10	$(.04)	$(.02)	$(.08)
Effect of adjustments	—	—	—	—

Basic earnings (loss) per share as restated	$.10	$(.04)	$(.02)	$(.08)

Diluted earnings (loss) per share as previously reported	$.09	$(.04)	$(.02)	$(.08)
Effect of adjustments	.01	—	—	—

Diluted earnings (loss) per share as restated	$.10	$(.04)	$(.02)	$(.08)

      The following schedule reconciles Comprehensive Income for the three months and six months ended June 30, 2004 and 2003, as previously reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Comprehensive income as previously reported	$1,859	$2,290	$593	$2,003
Rent expense (pre-tax) restatement	100	(33)	198	(66)
Tax effect of restatement adjustments	(39)	13	(79)	26
Fixed asset restatement	—	—	—	723

Comprehensive income as restated	$1,920	$2,270	$712	$2,686

      The following table sets forth the effect of the adjustments described above on the consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003.

	Three Months Ended				Three Months Ended
	June 30, 2004				June 30, 2003

	As				As
	Previously				Previously
	Reported		Restated		Reported	Restated

	(In thousands, except per share data)
	(Unaudited)
Revenue	$94,109		$94,109		$96,240	$96,240
Cost of revenue	68,846		68,846		73,611	73,611

Gross profit	25,263		25,263		22,629	22,629
Selling, general and administrative expenses	19,685		19,585		22,815	22,848

Income (loss) from operations	5,578		5,678		(186)	(219)
Other income, net	1,303		1,303		579	579

Income before provision for income taxes	6,881		6,981		393	360
Provision for income taxes	2,339		2,378		409	396

Net income (loss)	4,542		4,603		(16)	(36)
Convertible redeemable preferred stock dividends	1,139		1,139		1,104	1,104

Net income (loss) available for shareholders	3,403		3,464		(1,120)	(1,140)
Amounts allocated to participating preferred shareholders	(832)		(847)		—	—

Net income (loss) available for common shareholders	$2,571		$2,617		$(1,120)	$(1,140)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.10		$0.10		$(0.04)	$(0.04)

Diluted earnings (loss) per share	$0.09		$0.10		$(0.04)	$(0.04)

Basic weighted average shares outstanding	26,882		26,882		27,081	27,081
Dilutive effect of options	610		610		—	—
Convertible redeemable preferred stock	(A	)	(A	)	(A )	(A )

Diluted weighted average shares outstanding	27,492		27,492		27,081	27,081

(A)	Anti-dilutive.

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
	(Unaudited)
Revenue	$179,001	$179,001	$192,799	$192,799
Cost of revenue	138,847	138,847	148,388	148,388

Gross profit	40,154	40,154	44,411	44,411
Selling, general and administrative expenses	39,047	38,849	44,803	44,869

Income (loss) from operations	1,107	1,305	(392)	(458)
Other income, net	1,309	1,309	1,072	1,072

Income before provision for income taxes	2,416	2,614	680	614
Provision for income taxes	822	901	517	491

Net income (loss)	1,594	1,713	163	123
Convertible redeemable preferred stock dividends	2,269	2,269	2,199	2,199

Net income (loss) available for shareholders	(675)	(556)	(2,036)	(2,076)
Amounts allocated to participating preferred shareholders	—	—	—	—

Net income (loss) available for common shareholders	$(675)	$(556)	$(2,036)	$(2,076)

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.02)	$(0.02)	$(0.08)	$(0.08)

Diluted earnings (loss) per share	$(0.02)	$(0.02)	$(0.08)	$(0.08)

Basic weighted average shares outstanding	26,866	26,866	27,182	27,182
Dilutive effect of options	(A )	(A )	—	—
Convertible redeemable preferred stock	(A )	(A )	(A )	(A )

Diluted weighted average shares outstanding	26,866	26,866	27,182	27,182

(A)	Anti-dilutive.

      The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at June 30, 2004 and December 31, 2003, respectively:

	June 30, 2004		December 31, 2003

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,666	$109,666	$89,671	$89,671
Short term investments	19,380	19,380	37,804	37,804
Accounts receivable, net	74,629	71,983	67,245	67,245
Revenue earned in excess of billings	28,851	28,851	32,127	32,127
Deferred taxes	9,277	9,277	9,396	9,396
Prepaid expenses and other	5,472	5,677	5,668	5,668

Total current assets	247,275	244,834	241,911	241,911
Property and equipment, net	29,071	29,794	31,253	31,976
Computer software, net	4,715	4,715	5,430	5,430
Goodwill	18,119	18,119	18,441	18,441
Deferred taxes	4,231	2,942	4,231	3,020
Other assets	15,562	18,004	14,093	14,093

Total assets	$318,973	$318,408	$315,359	$314,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,651	$14,651	$11,290	$11,290
Accrued payroll and related costs	19,207	19,207	21,462	21,462
Other accrued liabilities	23,719	22,679	21,854	20,392
Deferred revenue	589	589	1,239	1,239

Total current liabilities	58,166	57,126	55,845	54,383
Other liabilities	251	2,853	889	4,107
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 200,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003	170,929	170,929	168,655	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized	—	—	—	—
Common stock, no par value, 200,000,000 shares authorized, 26,916,753 and 26,792,547 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	—	—	—	—
Additional paid-in capital	91,932	91,932	93,165	93,165
Retained earnings (deficit)	2,730	(120)	1,136	(1,831)
Stock subscriptions receivable	(1,493)	(1,493)	(1,790)	(1,790)
Accumulated other comprehensive loss	(3,542)	(2,819)	(2,541)	(1,818)

Total shareholders’ equity	89,627	87,500	89,970	87,726

Total liabilities and shareholders’ equity	$318,973	$318,408	$315,359	$314,871

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
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2004 Annual Report on Form 10-K.
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

      Revenue and income (loss) from operations by segment is as follows:

	Restated		Restated

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues
Commercial	$58,543	$60,159	$117,646	$117,143
Less intersegment	(205)	—	(365)	—

	58,338	60,159	117,281	117,143
Public Sector	26,765	29,781	45,560	63,383
India/Asia	24,298	16,946	48,705	32,666
Less intersegment	(17,927)	(13,552)	(37,907)	(26,421)

	6,371	3,394	10,798	6,245
Europe	3,671	3,749	7,636	7,874
Less intersegment	(1,036)	(843)	(2,274)	(1,569)

	2,635	2,906	5,362	6,305
Other	—	—	—	(277)

	$94,109	$96,240	$179,001	$192,799

Income (Loss) from Operations
Commercial	$11,653	$8,342	$21,739	$12,941
Public Sector	2,461	1,378	(3,597)	4,773
India/Asia	1,057	416	2,257	1,088
Europe	(25)	(194)	215	138
Corporate and Other	(9,468)	(10,161)	(19,309)	(19,398)

	5,678	(219)	1,305	(458)
Other Income, net	1,303	579	1,309	1,072

Income (Loss) before Provision (Benefit) for Income Taxes	$6,981	$360	$2,614	$614

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
9. Stock Option Plans
      The Company has elected to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no additional compensation expense has been recognized for our stock option plan within the accompanying consolidated statements of operations. Had compensation expense for our stock option plan been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income (loss) available for common shareholders and pro forma basic and diluted net income (loss) per common share would have been reduced to the amounts indicated below:

	Restated		Restated

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss) available for common shareholders:
As reported	$2,617	$(1,140)	$(556)	$(2,076)
Stock-based employee compensation cost included in the determination of net income (loss) from operations as reported	—	—	—	—
Stock-based employee compensation cost had the fair value method been used	538	263	1,191	3,739

SFAS No. 123 pro forma	$2,079	$(1,403)	$(1,747)	$(5,815)

Basic and diluted income (loss) per share:
As reported-basic	$.10	$(.04)	$(.02)	$(.08)
As reported-diluted	$.10	$(.04)	$(.02)	$(.08)
SFAS No. 123 pro forma-basic	$.08	$(.05)	$(.07)	$(.21)
SFAS No. 123 pro forma-diluted	$.08	$(.05)	$(.07)	$(.21)

10. Comprehensive Income
      Total comprehensive income is summarized as follows:

	Restated		Restated

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss)	$4,603	$(36)	$1,713	$123
Currency translation adjustment	(2,683)	2,306	(1,001)	2,754
Reclassification of unrealized gains on short-term investments	—	—	—	(191)

Total comprehensive income	$1,920	$2,270	$712	$2,686

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
14. Goodwill
      Changes in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows:

Balance January 1, 2004	$18,441
Currency translation	(322)

Balance June 30, 2004	$18,119

15. Other Income, Net
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
16. Recently Issued Financial Accounting Standards
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

Item 2. Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in this Form 10-Q/A. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements.
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
Restatement of Consolidated Financial Statements
      Subsequent to the issuance of its financial statements for the year ended December 31, 2003 and the three and six month periods ended June 30, 2004, the Company identified adjustments related to leases, income taxes and fixed assets that required restatement of its previously issued financial statements. Each of these adjustments is described further below.
      The adjustments giving rise to the Company’s need to restate its financial statements relate to the following areas:
      Lease Accounting. During the 2004 year end closing process, the Company initiated and completed an analysis of its accounting in order to determine if its historical practices have deviated from the lease accounting standards discussed in SFAS 13, “Accounting for Leases”. As part of that analysis, the Company determined that it had not properly accounted for the operating lease for its US headquarters signed in 1993 in accordance with the guidance set forth in FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” The Company assessed the impact of the resulting errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matter.
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
      Additional detail with respect to the impact of the restatement on the Company’s condensed consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 is reported in Note 2 (“Restatement of Financial Statements”) to the Company’s condensed consolidated financial statements included under Item 1. of this Form 10-Q/A.
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
      Computer Software. We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized. Capitalized software costs are amortized on a product-by-

product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material in the periods indicated.
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
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.6 million and $22.8 million in the second quarter of 2004 and 2003 respectively or 20.8% and 23.7% of revenue. For the six months ended June 30, 2004 and 2003, selling, general and administrative expenses were $38.8 million and $44.9 million respectively or 21.7% and 23.3% of revenue. Included in selling, general and administrative costs in the second quarter of 2004 are lease termination costs of $1.2 million and $0.7 million in professional fees associated with the fixed asset analysis. In addition, the first six months of 2004 includes a charge of $1.0 million from the loss on disposal and obsolescence of property and equipment as further described in Note 6.
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
      Provision for Income Taxes. The effective tax rate in the second quarter and first six months of 2004 was 34.1% and 34.5%, respectively. The Company estimates that its effective tax rate for the remainder of 2004 will be approximately 34.5%.
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
Disclosure Controls and Procedures
      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2004 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed below.
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
      Revenue Contract Accounting. In the first quarter of 2005, the Company engaged in a thorough process to organize and catalogue its customer contracts in preparation of the integration of its contract information into a module of its ERP system. This process confirmed that measures implemented by the Company at the end of the second quarter of 2004 had strengthened the Company’s revenue recognition processes by requiring that contract documentation for new engagements be presented to and/or confirmed by the Legal Department prior to recognition of revenue for that contract. There are still improvements required, however, to strengthen the design of the Company’s process to capture and validate the contractual terms which impact the Company’s recognition of revenue. In conjunction with the contract organization process and in preparation of the year-end consolidated financial statements, management reviewed substantially all of its contracts that contain a fee limitation cap to confirm that revenue recognized did not exceed the fee limitation cap. It was through this process that the revenue adjustment associated with the contract disclosed in Note 22 of the consolidated financial statements in the 2004 Form 10-K, was identified and recorded during the fourth quarter closing process. The Company is continuing to develop procedures to improve the flow of information between its legal, finance and field operations, which procedures will include:

•	Quarterly verification that contractual documentation exists to support revenue recognized in the applicable reporting period;

•	Integration of the Company’s contract repository into a module of the Company’s ERP system (anticipated to occur no later than the third quarter of 2005); and

•	Enhancement of the Company’s ERP system to track fee limitation caps.
      Percentage of Completion Accounting. In November 2003, the Company disclosed a material weakness in its internal controls related to the Company’s application of the percentage-of-completion method of accounting for its fixed price contracts. The Company has implemented a multi-part plan to strengthen controls of fixed price contracts and to enhance the processes supporting application of the percentage-of-completion method of accounting for its fixed price contracts. As of December 31, 2004, however, management concluded that the material weakness had not been adequately remediated. Specifically, management determined that the initiatives encompassed in that plan had not been fully implemented and were not yet operating effectively. Since the material weakness was identified in 2003, management has implemented the following:

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
      Net Property and Equipment: At the conclusion of a physical inventory process undertaken by the Company in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use. This process resulted in a restatement of previously issued financial statements for 2003, 2002, and 2001 and in the Company reporting a material weakness related to the Company’s recording and tracking of fixed assets in its Form 10-Q for the quarter ended March 31, 2004. Additionally, as discussed in

Note 2 of the condensed consolidated financial statements included under Item 1. of this Form 10-Q/A, as part of the year-end closing process, management discovered that a consolidating entry to properly record inter-company property and equipment transactions on the balance sheet at December 31, 2003, and at quarterly balance sheets through September 30, 2004, was classified within accumulated comprehensive income in error. This balance sheet misclassification has been corrected in the financial statements for the current and prior period. Since June 2004, the Company has successfully accomplished the following items of its plan to strengthen accounting for its fixed assets:

•	Development of a policy and procedure manual regarding the recording, tracking and depreciation of fixed assets;

•	Addition of a new resource in the information technology staff who is responsible for equipment tracking; and

•	Periodic physical inventories of fixed assets including one complete at year-end 2004 which resulted in no material subsequent adjustments. Management will continue the periodic physical inventory process in 2005.
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
Item 6. Exhibits
(a) Exhibits

Number	Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ Thomas E. Lindsey

Thomas E. Lindsey
Vice President and Chief
Accounting Officer
(Principal Accounting Officer)

/s/ James S. Trouba

James S. Trouba
Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: March 22, 2005

Exhibit Index

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.