Form 10-Q/A
period 2004-09-30
COVANSYS CORP
filed 2005-03-23
CIK 1028461

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

COVANSYS CORPORATION

Explanatory Note
      The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Covansys Corporation (the “Company”) for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission is to reflect the restatement of the Company’s consolidated financial statements.
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
      The effects of this restatement on the condensed consolidated balance sheets of the Company at September 30, 2004 and December 31, 2003, and on the condensed consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are discussed in Item 1 (Restated Financial Statements) and Item 2 (Restated Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I of this Amendment No. 1. Material weaknesses identified by management and related to the restatement are disclosed in Item 4 of Part I of this Amendment No. 1. The Company’s Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act. Except as required to reflect the effects of the restatement, no attempt has been made in this Amendment No. 1. to modify or update other disclosures in the previously filed Form 10-Q for the period ended September 30, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated balance sheets

	Restated

	September 30,	December 31,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,860	$89,671
Short-term investments	21,130	37,804
Accounts receivable net of allowance for doubtful accounts of $2,674 and $1,789 at September 30, 2004 and December 31, 2003	76,263	67,245
Revenue earned in excess of billings	23,429	32,127
Deferred taxes	9,620	9,396
Prepaid expenses and other	8,379	5,668

Total current assets	176,681	241,911
Property and equipment, net	28,666	31,976
Computer software, net	4,338	5,430
Goodwill	18,403	18,441
Deferred taxes	2,598	3,020
Other assets, net	8,272	14,093

Total assets	$238,958	$314,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,084	$11,290
Accrued payroll and related costs	17,993	21,462
Other accrued liabilities	24,590	20,392
Deferred revenue	1,051	1,239

Total current liabilities	58,718	54,383
Long-term debt	17,500	—
Other liabilities	2,808	4,107
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 0 shares and 200,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	—	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 0 shares and 200,000 shares issued as convertible redeemable preferred stock as of September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, no par value, 200,000,000 shares authorized, 37,409,783 and 26,792,547 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	163,710	93,165
Retained earnings	—	(1,831)
Stock subscriptions receivable	(1,494)	(1,790)
Accumulated other comprehensive loss	(2,284)	(1,818)

Total shareholders’ equity	159,932	87,726

Total liabilities and shareholders’ equity	$238,958	$314,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of operations

	Restated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues	$96,201	$94,355	$275,203	$287,154
Cost of revenues	70,085	68,518	208,931	216,906

Gross profit	26,116	25,837	66,272	70,248
Selling, general and administrative expenses	16,931	19,290	55,780	64,159

Income from operations	9,185	6,547	10,492	6,089
Other income (expense), net	500	(116)	1,809	956

Income before provision for income taxes	9,685	6,431	12,301	7,045
Provision for income taxes	3,118	2,351	4,019	2,842

Net income	6,567	4,080	8,282	4,203
Convertible redeemable preferred stock dividends	953	1,113	3,221	3,312
Loss on redemption of convertible redeemable preferred stock	28,674	—	28,674	—

Net income (loss) available for shareholders	(23,060)	2,967	(23,613)	891
Amounts allocated to participating preferred shareholders	—	(721)	—	(218)

Net income (loss) available to common shareholders	$(23,060)	$2,246	$(23,613)	$673

Earnings (loss) per share
Basic	$(.81)	$.08	$(.86)	$.02

Diluted	$(.81)	$.08	$(.86)	$.02

Basic weighted average shares	28,616	26,766	27,455	27,041
Dilutive effect of options	(A)	323	(A)	119
Convertible redeemable preferred stock	(A)	(A)	(A)	(A)

Diluted weighted average shares	28,616	27,089	27,455	27,160

(A)	Anti-dilutive
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of cash flows

	Restated

	Nine Months Ended
	September 30,

	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$8,282	$4,203
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,032	11,539
Loss on disposal and obsolescence of property and equipment	1,066	739
Provision for doubtful accounts	1,562	475
Gain from sale of short-term investments	(132)	(178)
Other	163	(915)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(1,930)	6,404
Prepaid expenses and other	324	(166)
Accounts payable, accrued payroll and related costs and other liabilities	5,948	509

Net cash provided from operating activities	25,315	22,610
Cash flows from investing activities:
Investment in property, equipment and other	(6,646)	(7,597)
Investment in computer software	(171)	(835)
Proceeds from sale of available for sale securities	85,994	110,653
Purchases of available for sale securities	(69,343)	(127,639)
Proceeds from sale of investments	—	278

Net cash provided by (used in) investing activities	9,834	(25,140)
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	93,374	375
Net proceeds from exercise of stock options and other	1,025	146
Repurchases of common stock	(2,407)	(1,485)
Redemption of convertible redeemable preferred stock and warrants	(178,977)	—

Net cash (used in) financing activities	(86,985)	(964)
Effect of exchange rate changes on cash	25	—

Decrease in cash and cash equivalents	(51,811)	(3,494)
Cash and cash equivalents at beginning of period	89,671	88,288

Cash and cash equivalents at end of period	$37,860	$84,794

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
2. Restatement of Financial Statements
      Subsequent to the issuance of its financial statements for the year ended December 31, 2003 and three and nine month periods ended September 30, 2004, the Company identified adjustments related to leases, income taxes and fixed assets that required restatement of its previously issued financial statements. Each of these adjustments is described further below.
     Lease Accounting
      During the 2004 year end closing process, the Company initiated and completed an analysis of its lease accounting in order to determine if its historical practices have deviated from the lease accounting standards discussed in SFAS 13, “Accounting for Leases”. As part of that analysis, the Company determined that it had not properly accounted for the operating lease for its US headquarters signed in 1993 in accordance with the guidance set forth in FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases”. The Company assessed the impact of the resulting errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matter. The impact on the three months and nine months ended September 30, 2004 and 2003 was to increase (decrease) income from operations before income taxes by $104 and $(33), respectively, and $301 and $(99), respectively.

     Income Tax Accounting
      In connection with its 2004 year end closing process, the Company performed a calculation of the cumulative temporary difference for property and equipment and capitalized software development costs and concluded that the net deferred tax liability of $1,638 required to be recorded for these differences had been misclassified in its financial statements as a contingent tax reserve since December 31, 2001. Upon discovery of the error, the Company evaluated its accounting treatment for contingent tax reserves from December 31, 2001 through 2004. This analysis concluded that the Company did not have sufficient tax reserves at December 31, 2001 due to this error and it had excess reserves at December 31, 2003 due to other errors. The analysis of prior periods identified tax reserves for items that should have been released in the year ended December 31, 2003 due to the settlement of two issues reviewed under IRS examination offset partially by an error in recording state tax valuation allowances determined to be necessary in 2003 and one other less significant computational error. The Company assessed the impact of these errors on its historical financial statements and concluded that it was required to restate its financial statements for all periods affected by the matters. There was no impact for the three months and nine months ended September 30, 2004 and 2003.
     Fixed Asset Accounting
      In connection with its 2004 year end closing process, the Company discovered that a consolidating entry to properly state property and equipment on the balance sheet at December 31, 2003 was classified as accumulated other comprehensive income in error. The classification of the amount ($723) has been corrected and has the effect of increasing property and equipment and reducing accumulated other comprehensive loss by $723 as of September 30, 2003 and December 31, 2003. The correction had no impact on income from operations or net income.
      The effect on cash flow for the nine months ended September 30, 2003 was to increase the amount used by investing activities and increase the amount provided from operating activities by $723.
      The following schedule reconciles net income (loss) available for common shareholders for the three months and nine months ended September 30, 2004 and 2003 as previously reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss) available for common shareholders as previously reported	$(23,119)	$2,255	$(23,790)	$718
Rent expense (pre tax) restatement	104	(33)	301	(99)
Tax effect of restatement adjustments	(45)	13	(124)	39

Total net adjustments	59	(20)	177	(60)

Net income (loss) available from shareholders as restated	(23,060)	2,235	(23,613)	658
Additional amount allocated to participating preferred shareholders	—	5	—	15

Net income (loss) available for common shareholders as restated	$(23,060)	$2,240	$(23,613)	$673

Earnings (loss) per share
Basic earnings (loss) per share as previously reported	$(.81)	$.08	$(.87)	$.03
Effect of adjustments	—	—	.01	(.01)

Basic earnings (loss) per share as restated	$(.81)	$.08	$(.86)	$.02

Diluted earnings (loss) per share as previously reported	$(.81)	$.08	$(.87)	$.03
Effect of adjustments	—	—	.01	(.01)

Diluted earnings (loss) per share as restated	$(.81)	$.08	$(.86)	$.02

      The following schedule reconciles Comprehensive Income for the three months and nine months ended September 30, 2004 and 2003 as previously reported, to the corresponding amounts on a restated basis, after giving effect to the adjustments described above.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Comprehensive income as previously reported	$7,043	$4,550	$7,639	$6,552
Rent expense (pre tax) restatement	104	(33)	301	(99)
Tax effect of restatement adjustments	(45)	13	(124)	39
Fixed asset restatement	—	—	—	723

Comprehensive income as restated	$7,102	$4,530	$7,816	$7,215

      The following tables set forth the effect of the adjustments described above on the consolidated financial statements of operations for the three months and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

	(In thousands, except per share data)
	(Unaudited)
Revenue	$96,201	$96,201	$94,355	$94,355
Cost of revenue	70,085	70,085	68,518	68,518

Gross profit	26,116	26,116	25,837	25,837
Selling, general and administrative expenses	17,035	16,931	19,257	19,290

Income from operations	9,081	9,185	6,580	6,547
Other income (expense), net	500	500	(116)	(116)

Income before provision for income taxes	9,581	9,685	6,464	6,431
Provision for income taxes	3,073	3,118	2,364	2,351

Net income	6,508	6,567	4,100	4,080
Convertible redeemable preferred stock dividends	953	953	1,113	1,113
Loss on redemption of convertible redeemable preferred stock	28,674	28,674	—	—

Net income (loss) available for shareholders	(23,119)	(23,060)	2,987	2,967
Amounts allocated to participating preferred shareholders	—	—	(732)	(727)

Net income (loss) available for common shareholders	$(23,119)	$(23,060)	$2,255	$2,240

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.81)	$(0.81)	$0.08	$0.08

Diluted earnings (loss) per share	$(0.81)	$(0.81)	$0.08	$0.08

Basic weighted average shares outstanding	28,616	28,616	26,766	26,766
Dilutive effect of options	(A )	(A )	323	323
Convertible redeemable preferred stock	(A )	(A )	(A )	(A )

Diluted weighted average shares outstanding	28,616	28,616	27,089	27,089

(A)	Anti-dilutive

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

	As		As
	Previously		Previously
	Reported	Restated	Reported		Restated

	(In thousands, except per share data)
	(Unaudited)
Revenue	$275,203	$275,203	$287,154		$287,154
Cost of revenue	208,931	208,931	216,906		216,906

Gross profit	66,272	66,272	70,248		70,248
Selling, general and administrative expenses	56,081	55,780	64,060		64,159

Income (loss) from operations	10,191	10,492	6,188		6,089
Other income (expense), net	1,809	1,809	956		956

Income before provision for income taxes	12,000	12,301	7,144		7,045
Provision for income taxes	3,895	4,019	2,881		2,842

Net income	8,105	8,282	4,263		4,203
Convertible redeemable preferred stock dividends	3,221	3,221	3,312		3,312
Loss on redemption of convertible redeemable preferred stock	28,674	28,674	—		—

Net income (loss) available for shareholders	(23,790)	(23,613)	951		891
Amounts allocated to participating preferred shareholders	—	—	(233)		(218)

Net income (loss) available for common shareholders	$(23,790)	$(23,613)	$718		$673

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.87)	$(0.86)	$0.03		$0.02

Diluted earnings (loss) per share	$(0.87)	$(0.86)	$0.03		$0.02

Basic weighted average shares outstanding	27,455	27,455	27,041		27,041
Dilutive effect of options	—(A )	(A )	119		119
Convertible redeemable preferred stock	(A )	(A )	(A	)	(A	)

Diluted weighted average shares outstanding	27,455	27,455	27,160		27,160

(A) Anti-dilutive

      The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheets at September 30, 2004 and December 31, 2003, respectively.

	September 30, 2004		December 31, 2003

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,860	$37,860	$89,671	$89,671
Short term investments	21,130	21,130	37,804	37,804
Accounts receivable, net	79,561	76,263	67,245	67,245
Revenue earned in excess of billings	23,429	23,429	32,127	32,127
Deferred taxes	9,620	9,620	9,396	9,396
Prepaid expenses and other	8,177	8,379	5,668	5,668

Total current assets	179,777	176,681	241,911	241,911
Property and equipment, net	27,943	28,666	31,253	31,976
Computer software, net	4,338	4,338	5,430	5,430
Goodwill	18,403	18,403	18,441	18,441
Deferred taxes	3,926	2,598	4,231	3,020
Other assets	5,176	8,272	14,093	14,093

Total assets	$239,563	$238,958	$315,359	$314,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,084	$15,084	$11,290	$11,290
Accrued payroll and related costs	17,993	17,993	21,462	21,462
Other accrued liabilities	25,632	24,590	21,854	20,392
Deferred revenue	1,051	1,051	1,239	1,239

Total current liabilities	59,760	58,718	55,845	54,383
Long-term debt	17,500	17,500	—	—
Other liabilities	304	2,808	889	4,107
Commitments and contingencies
Convertible redeemable preferred stock, no par value, 0 and 200,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	—	—	168,655	168,655
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized	—	—	—	—
Common stock, no par value 200,000,000 shares authorized, 37,409,783 and 26,792,547 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	—	—	—	—
Additional paid-in capital	166,500	163,710	93,165	93,165
Retained earnings (deficit)	—	—	1,136	(1,831)
Stock subscriptions receivable	(1,494)	(1,494)	(1,790)	(1,790)
Accumulated other comprehensive loss	(3,007)	(2,284)	(2,541)	(1,818)

Total shareholders’ equity	161,999	159,932	89,970	87,726

Total liabilities and shareholders’ equity	$239,563	$238,958	$315,359	$314,871

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
      The following table summarizes the activity in shareholders’ equity (restated) for the nine months ending September 30, 2004.

				Accumulated
			Stock	Other	Total
	Paid in	Retained	Subscriptions	Comprehensive	Shareholders’
	Capital	Earnings	Receivable	Loss	Equity

Balance — December 31, 2003	$93,165	$(1,831)	$(1,790)	$(1,818)	$87,726
Net income		8,282			8,282
Convertible Redeemable Preferred Stock dividend	(2,268)	(953)			(3,221)
Repurchase of common stock	(2,407)				(2,407)
Net effect of stock options	1,244				1,244
Net proceeds from issuance of common stock	245				245
Net proceeds from issuance of common stock and warrants to FIS	92,833				92,833
Net effect of redemption of Convertible Redeemable Preferred Stock and warrants	(19,102)	(5,498)			(24,600)
Repayment of stock subscriptions receivable			296		296
Currency translation adjustment				(466)	(466)

Balance — September 30, 2004	$163,710	$—	$(1,494)	$(2,284)	$159,932

4. Income Taxes
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
5. Fixed Price Contracts
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

      Revenue and income (loss) from operations by segment is as follows:

	Restated		Restated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues
Commercial	$60,725	$61,015	$178,371	$178,160
Less intersegment	(156)	(418)	(520)	(418)

	60,569	60,597	177,851	177,742
Public Sector	24,235	27,588	69,797	90,970
India/Asia	28,771	19,742	76,989	52,408
Less intersegment	(20,701)	(16,315)	(58,122)	(42,736)

	8,070	3,427	18,867	9,672
Europe	3,523	3,732	11,158	11,605
Less intersegment	(196)	(989)	(2,470)	(2,558)

	3,327	2,743	8,688	9,047
Other	—	—	—	(277)

	$96,201	$94,355	$275,203	$287,154

Income (Loss) from Operations
Commercial	$12,189	$12,347	$33,927	$25,288
Public Sector	1,459	2,206	(2,138)	6,979
India/Asia	4,016	1,635	6,273	2,723
Europe	322	131	537	269
Corporate and Other	(8,801)	(9,772)	(28,107)	(29,170)

	9,185	6,547	10,492	6,089
Other income (expense), net	500	(116)	1,809	956

Income before Provision for Income Taxes	$9,685	$6,431	$12,301	$7,045

7. Property and Equipment
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
8. Common Stock Repurchase Program
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
9. Net Income (Loss) Per Share
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
10. Stock Option Plans
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

	Restated		Restated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss) available for common shareholders:
As reported	$(23,060)	$2,246	$(23,613)	$673
Stock-based employee compensation cost included in the determination of net (loss) from operations as reported	192	—	192	—
Stock-based employee compensation cost had the fair value method been used	22	837	1,213	3,991

SFAS No. 123 pro forma	$(22,890)	$1,409	$(24,634)	$(3,318)

Basic and diluted (loss) per share:
As reported-basic	$(.81)	$.08	$(.86)	$.03
As reported-diluted	$(.81)	$.08	$(.86)	$.03
SFAS No. 123 pro forma-basic	$(.80)	$.05	$(.90)	$(.12)
SFAS No. 123 pro forma-diluted	$(.80)	$.05	$(.90)	$(.12)
11. Comprehensive Income
      Total comprehensive income is summarized as follows:

	Restated		Restated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income	$6,567	$4,080	$8,282	$4,203
Currency translation adjustment	535	450	(466)	3,203
Reclassification of unrealized gains on short-term investments	—	—	—	(191)

Total comprehensive income	$7,102	$4,530	$7,816	$7,215

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
      Borrowings under the Credit Agreement bear interest at LIBOR plus 1.20% to 1.55% or prime minus .50%. The interest rate matrix is based on the Company’s level of outstanding credit exposure as defined in the Credit Agreement. Under the Credit Agreement, the Company pays a commitment fee of .125% per annum on the unused portion of the commitment and a facility letter of credit fee of .90% to 1.55% per annum based on the level of outstanding credit exposure as defined in the Credit Agreement.
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
13. Related Party Transactions
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
14. Restructuring and Other Related Charges
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
15. Cost of Computer Software to be Sold, Leased or Marketed
      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalized software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the nine months ended September 30, 2004 the Company capitalized computer software of approximately $172. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $422 and $596 for the three months ended September 30, 2004 and 2003, respectively and $1,265 and $1,801 for the nine months ended September 30, 2004 and 2003, respectively.
16. Goodwill
      Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows:

Balance January 1, 2004	$18,441
Currency translation	(38)

Balance September 30, 2004	$18,403

17. Other Income (Expense), Net
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
18. Recently Issued Financial Accounting Standards
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
Restatement of Consolidated Financial Statements
      Subsequent to the issuance of its financial statements for the year ended December 31, 2003 and three and nine month periods ended September 30, 2004, the Company identified adjustments related to leases, income taxes and fixed assets that required restatement of its previously issued financial statements. Each of these adjustments is described further below.
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

      Fixed Asset Accounting. In connection with its 2004 year end closing process, the Company discovered that a consolidating entry to properly state property and equipment on the balance sheet at December 31, 2003 was classified as accumulated other comprehensive income in error. The classification of the amount ($.7 million) has been corrected and has the effect of increasing property and equipment and reducing accumulated other comprehensive loss by $.7 million as of December 31, 2003. The correction had no impact on income from operations of net income.
      Additional detail with respect to the impact of the restatement on the Company’s condensed consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003, is reported in Note 2 (“Restatement of Financial Statements”) to the Company’s condensed consolidated financial statements included under Item 1. of this Form 10-Q/A.
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
      Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104 for our time-and-materials and fixed price outsourcing contracts. For those service contracts which are billed on a time and materials basis, we recognize revenues as the services are performed. In our time and materials contracts our effort, measured by our time incurred, represents the contractual milestones or output measure which is the contractual earnings pattern. For our fixed price IT outsourcing and maintenance contracts, we recognize revenue ratably over the applicable outsourcing or maintenance period as the services are performed continuously over the contract period.
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
      As a result of those efforts, the Company determined that assets having a net book value of approximately $2.6 million were either missing, obsolete or had been appropriately capitalized but were assigned too long a useful life. Of this amount, $0.4 million related to equipment determined to have become obsolete in the quarter ended March 31, 2004 and $1.5 million was attributed to prior years. The remaining balance of $0.7 million related to missing equipment which could not be identified with any particular period and was recorded as an additional charge in the first quarter of 2004. Additional detail regarding the restatement and related adjustments is included in Note 7 of the Notes to Consolidated Financial Statements included in this Form 10-Q.
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
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.9 million and $19.3 million in the third quarter of 2004 and 2003, respectively, or 17.6% and 20.4% of revenue. For the nine months ended September 30, 2004 and 2003, selling, general and administrative expenses were $55.8 million and $64.2 million, respectively, or 20.3% and 22.3% of revenue. Included in selling, general and administrative expenses in the third quarter of 2004 are $.6 million in executive severance costs, $.7 million in professional fees associated with the fixed asset analysis, and $.4 million in professional fees associated with the FIS/CDR transaction. In addition, the first nine months of 2004 include $1.2 million in lease termination costs, $.7 million in professional fees associated with the fixed asset analysis and a charge of $1.0 million from the loss on disposal and obsolescence of property and equipment as further described in Note 6.
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
      Provision for Income Taxes. The effective tax rate in the third quarter and first nine months of 2004 was 32.2% and 32.7%, respectively. The Company estimates that its effective tax rate for the remainder of 2004 will be approximately 32.7%.
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
Disclosure Controls and Procedures
      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2004 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed below.
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
      Revenue Contract Accounting: In the first quarter of 2005, the Company engaged in a thorough process to organize and catalogue its customer contracts in preparation of the integration of its contract information into a module of its ERP system. This process confirmed that measures implemented by the Company at the end of the second quarter of 2004 had strengthened the Company’s revenue recognition process by requiring that contract documentation for new engagements be presented to and/or confirmed by the Legal Department prior to recognition of revenue for that contract. There are still improvements required, however, to strengthen the design of the Company’s process to capture and validate the contractual terms which impact the Company’s recognition of revenue. In conjunction with the contract organization process and in preparation of the year-end consolidated financial statements, management reviewed substantially all of its contracts that contain a fee limitation cap to confirm that revenue recognized did not exceed the fee limitation cap. It was through this process that the revenue adjustment associated with the contract disclosed in Note 22 of the consolidated financial statements in the 2004 Form 10-K, was identified and recorded during the fourth quarter closing process. The Company is continuing to develop procedures to improve the flow of information between its legal, finance and field operations, which procedures will include:

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
      The Company believes the foregoing measures strengthened its accounting policies with regard to percentage-of-completion accounting, but that such measures did not include a consistent risk-adjusted methodology for project managers to use in their estimates of costs on percentage of completion projects. The Company will continue to strengthen its processes in this area in 2005 through:

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
      Net Property and Equipment: At the conclusion of a physical inventory process undertaken by the Company in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use. This process resulted in a restatement of previously issued financial statements for 2003, 2002, and 2001 and in the Company reporting a material weakness related to the Company’s recording and tracking of fixed assets in its Form 10-Q for the quarter ended March 31, 2004. Additionally, as discussed in

Note 2 of the condensed consolidated financial statements included under Item 1. of this Form 10-Q/A, as part of the year-end closing prices, management discovered that a consolidating entry to properly record inter-company property and equipment transactions on the balance sheet at December 31, 2003, and at quarterly balance sheets through September 30, 2004, was classified within accumulated comprehensive income in error. This balance sheet misclassification has been corrected in the financial statements for the current and prior period. Since June 2004, the Company has successfully accomplished the following items of its plan to strengthen accounting for its fixed assets:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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