Form 10-Q
period 2005-03-31
COVANSYS CORP
filed 2005-05-03
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒     No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	37,531,471 (Outstanding as of April 22, 2005)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated balance sheets

	March 31,	December 31,
	2005	2004

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,244	$49,841
Short-term investments	21,406	21,409
Accounts receivable, net of allowance for doubtful accounts of $1,682 and $1,532 at March 31, 2005 and December 31, 2004, respectively	83,768	75,388
Revenue earned in excess of billings	22,473	24,613
Deferred taxes	5,509	5,105
Prepaid expenses and other	7,409	7,226

Total current assets	197,809	183,582
Property and equipment, net	29,296	29,762
Computer software, net	3,333	3,706
Goodwill	18,826	19,148
Deferred taxes	5,808	5,808
Other assets	7,054	6,796

Total assets	262,126	248,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,500	$17,500
Accounts payable	15,667	14,052
Accrued payroll and related costs	17,313	16,744
Taxes payable	7,142	3,481
Other accrued liabilities	17,495	18,331
Deferred revenue	1,471	1,041

Total current liabilities	76,588	71,149
Other liabilities	3,438	3,462
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 37,504,236 and 37,418,764 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	166,860	165,983
Retained earnings	14,498	6,433
Accumulated other comprehensive income	742	1,775

Total shareholders’ equity	182,100	174,191

Total liabilities and shareholders’ equity	$262,126	$248,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of operations

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data)
	(Unaudited)
Revenue	$104,273	$84,892
Cost of revenue	73,950	70,001

Gross profit	30,323	14,891
Selling, general and administrative expenses	18,861	19,264

Income (loss) from operations	11,462	(4,373)
Interest expense	203	—
Other income, net	(589)	(6)

Income (loss) before provision for income taxes	11,848	(4,367)
Provision (benefit) for income taxes	3,791	(1,477)

Net income (loss)	8,057	(2,890)
Convertible redeemable preferred stock dividends	—	1,130

Net income (loss) available for common shareholders	$8,057	$(4,020)

Income (loss) per share
Basic	$.22	$(.15)

Diluted	$.21	$(.15)

Basic weighted average shares	37,429	26,849
Dilutive effect of options	604	(A )
Convertible redeemable preferred stock	—	(A )

Diluted weighted average shares	38,033	26,849

(A) Anti-dilutive
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of cash flows

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$8,057	$(2,890)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,218	3,275
Loss on disposal and obsolescence of property and equipment	158	1,066
Provision for and write-off of doubtful accounts	150	194
Provision for deferred income taxes	(381)	—
Gain from sale of short-term investments	(43)	(41)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(6,466)	4,363
Prepaid expenses and other	(432)	(712)
Accounts payable, accrued payroll and related costs and other liabilities	5,117	(5,027)

Net cash provided by operating activities	9,378	228
Cash flows from investing activities:
Investment in property, equipment and other	(2,608)	(2,717)
Investment in computer software	(43)	(68)
Proceeds from sale of available for sale securities	29,972	39,872
Purchases of available for sale securities	(30,047)	(20,633)

Net cash provided by (used in) investing activities	(2,726)	16,454
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	186
Net proceeds from exercise of stock options and other	876	122

Net cash provided by financing activities	876	308
Effect of exchange rate changes on cash	(128)	28

Increase in cash and cash equivalents	7,400	17,018
Cash and cash equivalents at beginning of period	71,250	89,671

Cash and cash equivalents at end of period	$78,650	$106,689

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
      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of March 31, 2005, the results of its operations for the three month periods ended March 31, 2005 and 2004, and cash flows for the three month periods ended March 31, 2005 and 2004. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.
      The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2005.

2.	Recapitalization
      On April 27, 2004, the Company announced that it had entered into a long-term Master Services Agreement and a Stock Purchase Agreement with Fidelity Information Services (“FIS”), Inc., a subsidiary of Fidelity National Financial, Inc. The Master Services Agreement is expected to generate an anticipated $150,000 in revenues to the Company through April, 2009.
      Under the Stock Purchase Agreement, as amended, with FIS and approved by shareholders on September 15, 2004, the Company issued to FIS 8,700,000 shares of the Company’s common stock and warrants for $95,700. The four tranches of warrants, each for 1,000,000 shares of the Company’s common stock, have a strike price between $15 and $24 per share. FIS also acquired 2,300,000 shares of the Company’s common stock from Rajendra Vattlikuti, founder and Chief Executive Officer of the Company.
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
      Under the terms of the Recapitalization Agreement approved by shareholders on September 15, 2004 the CDR Stockholder exchanged all of its existing holdings in the Company for consideration valued at $227,700

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consisting of $177,500 of cash, 2,000,000 shares of common stock of the Company, subordinated notes in the total amount of $17,500 due December 31, 2005, which bears interest at LIBOR plus 2.20%, and five-year warrants for 5,000,000 shares of common stock with a strike price of $18 per share. In accordance with EITF D-42, as amended by EITF 00-27, the Company recorded a reduction to income available to common shareholders of $28,674 in the third quarter of 2004. The Company financed the transaction with the CDR Stockholder with cash on hand as well as proceeds from the FIS investment.
3.     Income Taxes
      The Company has provided federal, foreign and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2005 and 2004. The Company’s tax rate is impacted by permanent items such as Subpart F income and nondeductible travel and entertainment expenses as well as the mix between domestic and foreign earnings.
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
      The Company has six (five in 2004) business units in India which are entitled to a tax holiday for 10 consecutive years commencing with the year the business unit started producing computer software or until the Indian tax year ending March 31, 2009, whichever is earlier. The tax holiday period for two of the business units has expired. The remaining business units are subject to the tax holiday for various periods ranging through March 31, 2009. As the tax holiday expires, the Company’s overall effective tax rate will be negatively impacted.
4.     Fixed Price Contracts
      The Company realized approximately 40% and 37% of its revenue during the three months ended March 31, 2005 and 2004, respectively, from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 13% and 8% of the Company’s revenue during the three months ended March 31, 2005 and 2004, respectively, was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.
      The Company’s first quarter 2004 financial results were negatively impacted by approximately $9,400 due to four significant fixed price contracts which it considered to be challenged.
      Communications with contracting parties during 2004 caused management to re-assess the collectibility of billed and unbilled receivables for two troubled projects. In both cases, the Company had been informed that its services would no longer be required to complete the project prior to its implementation. The Company is not performing work on either of these contracts. As a result, the Company reduced the related receivables by $5,500 to their net realizable value in the first quarter of 2004. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue.
      The Company also determined it was necessary to increase its estimated cost to complete for three of these projects due to changes in 2004 in both scope and resource requirements. The revision in estimates had the effect of reducing gross margin by $3,900 in the first quarter of 2004.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2005, the Company has $4,482 in billed and unbilled receivables related to a challenged contract for which the Company is still performing services and which management believes are collectible.
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

•	Public Sector includes all services provided to domestic state and local municipalities.

•	Commercial includes all U.S. operations services provided to non-public sector customers exclusive of services provided to FIS. Commercial includes application services for maintenance and development outsourcing (AMD/O), retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services. Commercial also includes telecommunication services provided in Europe.

•	India/Asia includes all services performed in India or Asia, Canada as well as non telecommunication services provided in Europe and services provided to FIS.

•	Other consists primarily of the labor and supporting expenses for the Corporate functions, depreciation and amortization expenses as well as lease expenses for corporate headquarters.
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as included in the Company’s 2004 Annual Report on Form 10-K.
      India/Asia supplies substantial resources to U.S. operations customers. The rate charged by India to U.S. has been developed utilizing a cost plus transfer pricing methodology. This results in a large component of the available gross margin accruing to U.S. operations where the end customer is located.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue and income (loss) from operations by segment is as follows:

	Three Months Ended
	March 31,

	2005	2004

Revenue
Commercial	$63,477	$58,541
Less intersegment	(1,864)	(159)

	61,613	58,382
Public Sector	25,898	18,795
India/Asia	38,274	27,696
Less intersegment	(21,512)	(19,981)

	16,762	7,715

	$104,273	$84,892

Income (Loss) From Operations
Commercial	$15,998	$10,228
Public Sector	2,636	(6,059)
India/Asia	2,486	1,298
Corporate and Other	(9,658)	(9,840)

	11,462	(4,373)
Interest expense	203	—
Other income, net	(589)	(6)

Income (Loss) Before Provision (Benefit) For Income Taxes	$11,848	$(4,367)

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
      The first quarter 2004 charge of $1,066 was recorded in cost of revenue ($39) and selling, general and administrative expense ($1,027).
7.     Common Stock Repurchase Program
      The Company’s board of directors has authorized the repurchase of up to 14,000,000 shares of the Company’s common stock. During the quarter ended March 31, 2005, the Company did not repurchase any shares. Through March 31, 2005, the Company has repurchased 11,434,976 shares of its common stock for cash at a total cost of $141,980. At March 31, 2005, 2,565,024 shares remain available for purchase under the board of directors authorization. The Company has entered into a Credit Agreement which restricts the Company’s ability to repurchase shares of its common stock.

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

	Three Months Ended
	March 31,

	2005	2004

Common stock equivalents related to convertible redeemable preferred stock	—	8,695,652
Warrants issued to CDR to purchase 5,300,000 shares of common stock	—	5,300,000
Warrants issued to CDR to purchase 5,000,000 shares of common stock	5,000,000	—
Warrants issued to FIS to purchase 4,000,000 shares of common stock	4,000,000	—
Average number of stock options outstanding	3,126,065	2,426,160
      The Company’s Series A Voting Convertible Preferred Stock was a participating security as defined in Issue 03-6. The Company adopted Issue 03-6 in 2004. The adoption of Issue 03-6 results in a reduction in EPS available for common shareholders in periods where the Company has income and has no impact in periods where the Company has a loss. The Company’s Series A Voting Convertible Preferred Stock was redeemed as part of the Recapitalization Agreement with the CDR Shareholder (see Note 2).
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

	Three Months Ended
	March 31,

	2005	2004

Net income (loss) available for common shareholders:
As reported	$8,057	$(4,020)
Stock-based employee compensation cost included in the determination of net income(loss) from operations as reported	—	—
Stock-based employee compensation cost had the fair value method been used	(743)	(653)

SFAS No. 123 pro forma	$7,314	$(4,673)

Loss per share:
As reported
Basic	$.22	$(.15)

Diluted	$.21	$(.15)

SFAS No. 123 pro forma
Basic	$.20	$(.17)

Diluted	$.19	$(.17)

      In December 2004 the FASB issued FAS 123R, “Share-Based Payment,” that requires companies to expense the value of employee stock options and similar awards. The effective date for application by public companies is annual periods beginning after June 15, 2005. FAS 123R applies to all outstanding and unvested share-based payment awards at a company’s adoption date. FAS 123R allows alternative transition methods. The Company has not yet selected a transition method. Management is presently reviewing the impact on our results of operation and financial position from implementing FAS 123R.
10.     Comprehensive Income (Loss)
      Total comprehensive income (loss) is summarized as follows:

	Three Months Ended
	March 31,

	2005	2004

Net income (loss)	$8,057	$(2,890)
Currency translation adjustment	(1,043)	1,682
Unrealized gain on short term investments	11	—

Total comprehensive income (loss)	$7,025	$(1,208)

11.     Related Party Transactions
      On September 15, 2004 the Company issued 8,700,000 shares of common stock and 4,000,000 warrants to FIS for $95,700 (See Note 2). In the second quarter of 2004, the Company entered into a Master Services Agreement with FIS to provide services over a five year period. Services provided by the Company to FIS during the three months ended March 31, 2005 totaled approximately $3,174. The balance owed to the Company by FIS at March 31, 2005 was $1,071.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by the Company’s Chief Executive Officer. During the three month periods ended March 31, 2005 and 2004, the Company provided services to Synova totaling $579 and $603, respectively. In addition, during the three month periods ended March 31, 2005 and 2004 Synova provided services to the Company totaling $637 and $325, respectively. The net balance owed to the Company by Synova for services at March 31, 2005 was $212. In addition, under the terms of a note payable, Synova owes the Company $2,750. This note is due in September 2005, and interest is paid quarterly in accordance with its terms.
      The Company paid approximately $179 to CDR, a shareholder, for financial, management advisory, and executive management services during the three month period ended March 31, 2004, respectively. No such services were provided by CDR during the three months ended March 31, 2005.
      During the three month periods ended March 31, 2005 and March 31, 2004, services provided by the Company to SIRVA, Inc., a company related through common ownership of CDR, totaled approximately $2,251 and $2,575 respectively.
12.     Restructuring, Merger and Other Related Charges
      The following is a roll forward of the accrual balance for restructuring, merger and other related charges for the three month periods ended March 31, 2005 and 2004 respectively.

		Lease
	Severance	Terminations	Total

Balance January 1, 2005	$67	$2,174	$2,241
Expense	—	—	—
Payments and other	(67)	(487)	(554)

Balance March 31, 2005	$—	$1,687	$1,687

Balance January 1, 2004	$371	$1,668	$2,039
Expense	222	268	490
Payments and other	(324)	(275)	(599)

Balance March 31, 2004	$269	$1,661	$1,930

      Amounts related to lease terminations will be paid through June, 2011.
13.     Cost of Computer Software to be Sold, Leased or Marketed
      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the three months ended March 31, 2005 the Company capitalized computer software of approximately $43. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $417 and $422 for the three months ended March 31, 2005 and 2004, respectively.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Goodwill
      Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

Balance January 1, 2005	$19,148
Currency translation	(322)

Balance March 31, 2005	$18,826

15.     Credit Agreement
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
      The Credit Agreement contains covenants which include financial covenants which require the Company to maintain a certain interest coverage ratio, leverage ratio and a minimum total capitalization. At March 31, 2005, the Company had no borrowings and $9,232 in outstanding letters of credit under this Credit Agreement. The Credit Agreement also includes a covenant which restricts the Company’s ability to repurchase shares of its common stock.
16.     Recently Issued Financial Accounting Standards
      In December 2004 the FASB issued FAS 123R, “Share-Based Payment”, that requires companies to expense the value of employee stock options and similar awards. The effective date for application by public companies is annual periods beginning after June 15, 2005. FAS 123R applies to all outstanding and unvested share-based payment awards at a Company’s adoption date. FAS 123R allows alternative transition methods. The Company has not yet selected a transition method. Management is presently reviewing the impact on our results of operations and financial position from implementing FAS 123R.
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
17.     Other Income, Net
      Foreign currency fluctuations resulted in foreign currency gain (loss) of approximately $210 and $(718) for the three months ended March 31, 2005 and 2004, respectively.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.     Subsequent Event
      On May 3, 2005, Oracle announced that it has exercised its purchase option to acquire PeopleSoft’s development center in Bangalore, India operated by the Company. The transfer of this center is expected to be completed by the end of October 2005, upon which the employees of the center (approximately 500 at March 31, 2005) will become employees of Oracle. Revenue generated from this development center for the Company was approximately $8.4 million and $4.1 million for the year ended December 31, 2004 and the quarter ended March 31, 2005, respectively.
      Under terms of the agreement, Oracle will pay a buyout fee and an amount equal to the book value of the net assets related to this business. The Company does not believe that these payments will have a material effect on either the financial condition or results of operations of the Company in 2005. The Company is continuing to analyze the underlying agreement to determine the final financial impact of the transfer of these assets.

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
      Factors that could cause or contribute to such material differences include internal control weaknesses, impact of changes in estimates on fixed price projects, variability of operating results, failure to recruit, train and retain skilled Information Technology (“IT”) professionals, exposure to regulatory, political and general economic conditions in India and Asia, short term nature and termination provisions of contracts, competition in the IT services industry, economic conditions unique to clients in specific industries, the success of the company to negotiate contract renewals at comparable terms, decline in profitability of European operations, public sector budget constraints, limited protection of intellectual property rights, and risks related to merger, acquisition and strategic investment strategy.
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
      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenues ratably over the applicable period. For the three month periods ended March 31, 2005 and 2004, approximately 40% and 37%, respectively, of our total revenues were generated from fixed-price engagements.

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
Liquidity and Capital Resources
      As of March 31, 2005, the Company had cash and short-term investments of $78.7 million. The Company funds its operations and working capital needs through internally generated funds. Cash provided from operations in the first quarter of 2005 was $9.4 million which included the use of cash for working capital of $1.8 million.

      Investing activities used $2.7 million in cash, principally for the enhancement and development of the Company’s offshore software development centers.
      To facilitate future cash flow needs, the Company has a credit facility which provides for borrowings or standby and commercial letters of credit up to $30.0 million through December 28, 2005.
      The Credit Agreement contains financial covenants which require the Company to maintain a certain interest coverage ratio, leverage ratio and a minimum total capitalization. At March 31, 2005, the Company was in compliance with these ratios. At March 31, 2005, the Company had no borrowings and $9.2 million in outstanding letters of credit under this Credit Agreement. The Credit Agreement also includes a covenant which restricts the Company’s ability to repurchase shares of its common stock without the prior approval of the Lender.
      Financing activities provided $.9 million in cash from the exercise of stock options.
      The Company has no off-balance sheet transactions.
Results of Operations
      Revenue and gross profit by segment are as follows:

	Three Months Ended
	March 31,

	2005	2004

Revenue
Commercial	$63,477	$58,541
Less intersegment	(1,864)	(159)

	61,613	58,382
Public Sector	25,898	18,795
India/Asia	38,274	27,696
Less intersegment	(21,512)	(19,981)

	16,762	7,715

	$104,273	$84,892

Gross profit (loss)
Commercial	$20,343	$14,382
Public Sector	5,233	(2,404)
India/Asia	5,354	3,508
Corporate and Other	(607)	(595)

	$30,323	$14,891

      Revenue:     Revenue was $104.3 million and $84.9 million for the three months ended March 31, 2005 and 2004, respectively. Revenue from the commercial segment was $61.6 million, an increase of 5.5% over 2004 revenue of $58.4 million. During the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue at December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies and Staff Accounting Bulletin 104, the Company recognized the costs for these services but did not recognize any revenue for these services in the fourth quarter of 2004, which negatively impacted fourth quarter 2004 revenue and gross profit by approximately $3.5 million. In the first quarter of 2005, the Company received the contract which covered these services and recognized the revenue with a corresponding increase in gross profit.
      Public Sector revenue was $25.9 million in the first quarter of 2005 compared with $18.8 million in the comparable 2004 period. The increase in revenue is due to fewer adjustments in the estimated cost to complete on certain fixed price contract in respect of which the Company recognizes revenue on a percentage of completion basis. These adjustments resulted in the Company not recognizing approximately $3.7 million of revenue in the first quarter of 2004 which would have been recognized had the estimates to complete not required adjustment. In addition, public sector revenue was also impacted by a $5.5 million adjustment in the first quarter of 2004 related to management’s reassessment of the collectibility of outstanding billed and unbilled receivables associated with troubled projects. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly as a reduction in revenue.
      India/Asia revenue increased $10.6 million on a full attribution basis to $38.3 million compared with $27.7 million in 2004 and reflect the continued shift to a higher utilization of Indian resources, the transfer of certain commercial segment customer relationships to the region on existing customers, in addition to the additional revenue from the Company’s Master Services Agreement with FIS signed in the second quarter of 2004.
      On May 3, 2005, Oracle announced that it has exercised its purchase option to acquire PeopleSoft’s development center in Bangalore, India operated by the Company. The transfer of this center is expected to be completed by the end of October 2005, upon which the employees of the center (approximately 500 at March 31, 2005) will become employees of Oracle. Revenue generated from this development center for the Company was approximately $8.4 million and $4.1 million for the year ended December 31, 2004 and the quarter ended March 31, 2005, respectively.
      Under terms of the agreement, Oracle will pay a buyout fee and an amount equal to the book value of the net assets related to this business. The Company does not believe that these payments will have a material effect on either the financial condition or results of operations of the Company in 2005. The Company is continuing to analyze the underlying agreement to determine the final financial impact of the transfer of these assets.
      Gross Profit.     Gross profit was $30.3 million or 29.1% of revenue in 2005 compared with $14.9 million or 17.5% of revenue in 2004. Gross profit increased in both dollars and as a percentage of revenue. Gross profit and related gross profit percentage were negatively impacted in the first quarter of 2004 by the reassessment of costs on a lost contract, adjustments to estimates of the cost to complete as discussed above, as well as adjustments of certain unbilled fixed price contract receivables based on perceived collection risk. These adjustments had a negative effect of approximately $9.4 million on gross profit in 2004.
      Commercial segment gross profit was $20.3 million or 33.0% of revenue in 2005 compared with $14.4 million or 24.6% of revenue in 2004. The gross profit improvement is due in part from additional offshore work performed by resources in India. In addition, during the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for its services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies and Staff Accounting Bulletin 104, the Company recognized the costs for these services in the fourth quarter of 2004, but did not recognize the related revenue. Gross profit was negatively impacted in the fourth quarter of 2004 by approximately $3.5 million. In the first quarter of 2005, the Company received a contract which covered these services and recognized the revenue in the first quarter of 2005, with a corresponding impact in gross profit.
      Gross profit (loss) for the public sector segment was $5.2 million or 20.2% of segment revenue in 2005 compared with $(2.4) million or 12.8% of segment revenue in 2004. Gross profit in 2004 was negatively impacted by performance on certain fixed price projects as well as the adjustment of certain unbilled fixed price contract receivables based on perceived collection risk. All but one of these projects have been completed and actions have been taken to address the remaining challenged project.
      India/Asia gross profit increased from $3.5 million in the first quarter of 2004 to $5.4 million in the first quarter of 2005 due to increased levels of revenue, including the additional revenue from the Company’s Master Services Agreement with FIS signed in the second quarter of 2004.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.9 million or 18.1% of revenue in 2005 compared with $19.3 million or 22.7% of revenue in 2004. Included in 2004 amounts is $1.0 million related to the writeoff of missing and obsolete equipment and purchased software (see Note 6). Included in 2005 amounts are higher costs associated with professional fees associated with the consultation and external auditing for the implementation of Sarbanes-Oxley Section 404 and higher costs associated with the restatement of prior year financial statements. See the Company’s 2004 Annual Report on Form 10-K for additional information surrounding the restatement.
      Interest Expense. Interest expense of $.2 million was recorded in the first quarter of 2005 on a $17.5 million note issued in connection with the FIS/CDR transaction (see Note 2) and fees in connection with the Credit Agreement (see Note 15).
      Other Income, Net. Other income, net represents interest earned and realized gains and losses from the sale of cash equivalents and short-term investments and foreign currency gains and losses. Included in the amount for 2005 and 2004 are translation gains and (losses) of $.2 million and ($.7) million, respectively from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.
      Provision for Income Taxes. The effective rate was 32.0% and 33.8% in 2005 and 2004, respectively. The effective rate is based on the estimated tax rate for the year and is driven by the inclusion of subpart F income and certain nondeductible travel related expenses in the U.S., along with the impact of foreign tax rates being different than domestic tax rates.
Recently Issued Financial Accounting Standards
      In December 2004 the FASB issued FAS 123R, “Share-Based Payment,” that requires companies to expense the value of employee stock options and similar awards. The effective date for application by public companies is annual periods beginning after June 15, 2005. FAS 123R applies to all outstanding and unvested share-based payment awards at a company’s adoption date. FAS 123R allows alternative transition methods. The Company has not yet selected a transition method. Management is presently reviewing the impact on our results of operation and financial position from implementing FAS 123R.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risk for the effect of foreign currency fluctuations and interest rate changes. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
     Foreign Exchange Risk
      Foreign currency fluctuations during the three months ended March 31, 2005 and 2004 resulted in a translation gain (loss) of approximately $210 and $(718), respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. The Company may use derivatives from time to time to hedge against foreign currency fluctuations. The Company had no outstanding derivative position as of March 31, 2005 or December 31, 2004. The Company does not speculate in foreign currency.
     Interest Rate Risk
      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, a short term note receivable and debt (all due within one year), which were $78.6 million, $2.8 million and $17.5 million, respectively, as of March 31, 2005. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The note receivable and debt are priced with variable interest rates which approximate market.
Item 4.     Controls and Procedures
Disclosure Controls and Procedures
      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2005 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed below.
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
      As a result of management’s evaluation of internal control over financial reporting, certain material weaknesses were identified as set forth in Management’s Report on Internal Control Over Financial Reporting, included in the Company’s 2004 Annual Report on Form 10-K. Management is currently addressing these material weaknesses through a number of initiatives including those specifically set forth below.
      Revenue Contract Accounting: In the first quarter of 2005, the Company engaged in a thorough process to organize and catalogue its customer contracts in preparation of the integration of its contract information into a module of its ERP system. This process confirmed that measures implemented by the Company at the end of the second quarter of 2004 had strengthened the Company’s revenue recognition processes by requiring that contract documentation for new engagements be presented to and/or confirmed by the Legal Department prior to recognition of revenue for that contract. There are still improvements required, however, to strengthen the design of the Company’s process to capture and validate the contractual terms which impact the Company’s recognition of revenue. In conjunction with the contract organization process and in preparation of the year-end consolidated financial statements, management reviewed substantially all of its contracts that contain a fee limitation cap to confirm that revenue recognized did not exceed the fee limitation cap. It was through this process that the revenue adjustment associated with the contract disclosed in Note 22 of the consolidated financial statements in the 2004 Form 10-K was identified and recorded during the fourth quarter 2004 closing process. The Company is continuing to develop procedures to improve the flow of information between its legal, finance and field operations, which procedures will include:

•	Quarterly verification that contractual documentation exists to support revenue recognized in the applicable reporting period;

•	Integration of the Company’s contract repository into a module of the Company’s ERP system (anticipated to occur no later than the third quarter of 2005); and

•	Enhancement of the Company’s ERP system to track fee limitation caps.
      Percentage of Completion Accounting: In November 2003, the Company disclosed a material weakness in its internal controls related to the Company’s application of the percentage-of-completion method of accounting for its fixed price contracts. The Company has implemented a multi-part plan to strengthen controls of fixed price contracts and to enhance the processes supporting application of the percentage-of-completion method of accounting for its fixed price contracts. As of December 31, 2004, however, management concluded that the material weakness had not been adequately remediated. Specifically, management determined that the initiatives encompassed in that plan had not been fully implemented and were not yet operating effectively. Since the material weakness was identified in 2003, management has implemented the following;

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
      The Company believes the foregoing measures strengthened its accounting policies with regard to percentage-of-completion accounting, but that such measures did not include a consistent risk-adjusted methodology for project managers to use in their estimates of costs to complete on percentage of completion projects. The Company will continue to strengthen its processes in this area in 2005 through;

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
      Net Property and Equipment: At the conclusion of a physical inventory process undertaken by the Company in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use. This process resulted in a restatement of previously issued financial statements for 2003, 2002, and 2001 and in the Company reporting a material weakness related to the Company’s recording and tracking of fixed assets in its Form 10-Q for the quarter ended March 31, 2004. Additionally, as discussed in Note 2 of the consolidated financial statements in the 2004 Form 10-K as part of the year-end closing process, management discovered that a consolidating entry to properly record inter-company property and equipment transactions on the balance sheet at December 31, 2003, and at quarterly balance sheets through September 30, 2004, was classified within accumulated comprehensive income in error. This balance sheet misclassification has been corrected in the financial statements in 2004. Since June 2004, the Company has successfully accomplished the following items of its plan to strengthen accounting for its fixed assets:

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
      The Company anticipates implementing a transaction level fixed asset module within the Company’s ERP system to integrate the tracking of its fixed assets no later than the third quarter 2005.
      Income Taxes: As part of its 2004 year-end closing process, the Company identified errors (disclosed in Note 2 of the consolidated financial statements in the 2004 Form 10-K) when reconciling its cumulative temporary difference and contingent tax liabilities to recorded amounts. Management will strengthen controls over this area in 2005 by enlisting additional tax expertise either within the Company or through more effective use and oversight of third party tax service providers.
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
      The Company’s previous independent registered public accounting firm has notified the Company that it received a letter from the Securities and Exchange Commission (“SEC”) dated October 22, 2004 requesting certain information about the Company relating to the period January 1, 2001 to the present. On April 14, 2005, the Company received a subpoena for the production of documents from the Midwest Regional Office of the SEC regarding an investigation the SEC has commenced captioned In the Matter of Covansys Corp. (C-03825). The Company intends to cooperate to the fullest extent possible in the production of the requested documents.
      On April 8, 2005, Covansys received service of a lawsuit captioned Leon S. Segen, derivatively on behalf of Covansys Corporation versus CDR-Cookie Acquisition, L.L.C., Clayton, Dubilier & Rice Fund VI Limited Partnership, CD&R Associates VI Limited Partnership, CD&R Investment Associates VI, Inc., and Covansys Corporation. The case is filed in the U.S. Southern District Court for the Southern District of New York case no. 05CV3509. The derivative claim seeks recovery under Section 16(b) of the Securities and Exchange Act of 1934 to obtain disgorgement of profits of CD&R related to the recapitalization transaction consummated with the CD&R entities in September 2004. The Company is reviewing the matter with legal counsel.
Item 6.     Exhibits
      (a) Exhibits

Number	Exhibit

10.6	2005 Leadership Incentive Plan
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattlikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covansys Corporation

By:	/s/ Thomas E. Lindsey

Thomas E. Lindsey
Vice President, Controller and Chief
Accounting Officer
(Principal Accounting Officer)

/s/ James S. Trouba

James S. Trouba
Chief Financial Officer
(Principal Financial Officer)
Dated: May 3, 2005

EXHIBIT INDEX

Exhibit No.	Description

10.6	2005 Leadership Incentive Plan.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattlikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.