Form 10-Q
period 2005-06-30
COVANSYS CORP
filed 2005-07-28
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒     No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	37,229,771 (Outstanding as of July 22, 2005)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated balance sheets

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,078	$49,841
Short-term investments	15,308	21,409
Accounts receivable net of allowance for doubtful accounts of $1,877 and $1,532 at June 30, 2005 and December 31, 2004	84,359	75,388
Revenue earned in excess of billings	23,426	24,613
Deferred taxes	5,563	5,105
Prepaid expenses and other	11,933	7,226

Total current assets	205,667	183,582
Property and equipment, net	28,674	29,762
Computer software, net	2,920	3,706
Goodwill	18,318	19,148
Deferred taxes	5,308	5,808
Other assets, net	5,551	6,796

Total assets	$266,438	$248,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,500	$17,500
Accounts payable	15,324	14,052
Accrued payroll and related costs	19,317	16,744
Taxes payable	921	3,481
Other accrued liabilities	19,714	18,331
Deferred revenue	1,161	1,041

Total current liabilities	73,937	71,149
Other liabilities	3,427	3,462
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 37,220,032 and 37,418,764 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	163,454	165,983
Retained earnings	25,738	6,433
Accumulated other comprehensive income (loss)	(118)	1,775

Total shareholders’ equity	189,074	174,191

Total liabilities and shareholders’ equity	$266,438	$248,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Revenue	$108,708	$94,109	$212,981	$179,001
Cost of revenue	78,301	68,846	152,251	138,847

Gross profit	30,407	25,263	60,730	40,154
Selling, general and administrative expenses	18,140	19,585	37,001	38,849

Income from operations	12,267	5,678	23,729	1,305
Interest expense	266	—	469	—
Other income, net	(217)	(1,303)	(806)	(1,309)

Income before provision for income taxes	12,218	6,981	24,066	2,614
Provision for income taxes	970	2,378	4,761	901

Net income	11,248	4,603	19,305	1,713
Convertible redeemable preferred stock dividends	—	1,139	—	2,269

Net income (loss) available for shareholders	11,248	3,464	19,305	(556)
Amounts allocated to participating preferred shareholders	—	(847)	—	—

Net income (loss) available to common shareholders	$11,248	$2,617	$19,305	$(556)

Earnings (loss) per share
Basic	$0.30	$0.10	$0.52	$(0.02)

Diluted	$0.30	$0.10	$0.51	$(0.02)

Basic weighted average shares	37,359	26,882	37,394	26,866
Dilutive effect of options	468	610	536	(A)
Convertible redeemable preferred stock	—	(A)	—	(A)

Dilutive weighted average shares	37,827	27,492	37,930	26,866

(A)	Anti-dilutive
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of cash flows

	Six Months Ended
	June 30,

	2005	2004

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$19,305	$1,713
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	6,641	6,658
Loss on disposal and obsolescence of property and equipment	256	1,066
Provision for and write-off of doubtful accounts	345	499
Provision for deferred income taxes	86	—
Gain from sale of short-term investments	(35)	(109)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(8,680)	(2,055)
Prepaid expenses and other	(2,822)	(4,001)
Accounts payable, accrued payroll and related costs and other liabilities	2,657	1,550

Net cash provided from operating activities	17,753	5,321
Cash flows from investing activities:
Investment in property, equipment and other	(5,061)	(4,845)
Investment in computer software	(43)	(127)
Proceeds from sale of available for sale securities	68,369	62,281
Purchases of available for sale securities	(62,296)	(43,903)

Net cash provided from investing activities	969	13,406
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	872
Net proceeds from exercise of stock options and other	1,847	370
Repurchases of common stock	(4,803)	—

Net cash provided from (used in) financing activities	(2,956)	1,242
Effect of exchange rate changes on cash	(529)	26

Increase in cash and cash equivalents	15,237	19,995
Cash and cash equivalents at beginning of period	49,841	89,671

Cash and cash equivalents at end of period	$65,078	$109,666

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
      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of June 30, 2005, the results of its operations for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.
      The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2005.
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
      Under the terms of the Recapitalization Agreement approved by shareholders on September 15, 2004, the CDR Stockholder exchanged all of its existing holdings in the Company for consideration valued at

$227,700 consisting of $177,500 of cash, 2,000,000 shares of common stock of the Company, subordinated notes in the total amount of $17,500 due December 31, 2005, which bears interest at LIBOR plus 2.20%, and five-year warrants for 5,000,000 shares of common stock with a strike price of $18 per share. In accordance with EITF D-42, as amended by EITF 00-27, the Company recorded a reduction to income available to common shareholders of $28,674 in the third quarter of 2004. The Company financed the transaction with the CDR Stockholder with cash on hand as well as proceeds from the FIS investment. The $17,500 subordinated notes were repaid by the Company in July, 2005.
3. Acquisition
      The Company’s wholly owned subsidiary, Covansys India Limited, announced on June 9, 2005 its intention to acquire up to 75 percent (up to 4.05 million shares) of Fortune Infotech Limited’s (Fortune) common stock for Rs.32.50 per share ($0.74 per share). The Company intends to fund the acquisition with cash from its India operations. Fortune’s current annual revenue is less than one percent of the Company’s revenue. The Company does not expect the acquisition to have a material impact on its results of operation in 2005.
      Fortune, with its principal office located in Baroda, India, is an experienced provider of offshore outsourcing solutions. Fortune focuses on business process outsourcing (BPO) and provides back office services such as transaction processing, claim processing and accounts payable processing services. The transaction will enhance the Company’s BPO capabilities and increase its ability to meet the needs of existing and prospective clients in the commercial sector. The Company expects to complete the acquisition before year end 2005.
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
      The Company has six (five in 2004) business units in India which are entitled to a tax holiday for 10 consecutive years commencing with the year the business unit started producing computer software or until the Indian tax year ending March 31, 2009, whichever is earlier. The tax holiday period for two of the business units has expired. The remaining business units are subject to the tax holiday for various periods through March 31, 2009. As the tax holiday expires, the Company’s overall effective tax rate will be negatively impacted.
      The Company’s tax rate in the three months and six months ended June 30, 2005 was impacted by the reversal of previously recorded tax reserves of $3,200 due to the expiration of the statute of limitations for the tax years the recorded reserves related to. In addition, the Company recorded a charge of $500 from the reversal of deferred tax assets due to an enacted law change in the State of Ohio which will reduce the amount of net operating losses that the Company will be able to utilize in future periods.
5. Fixed Price Contracts
      The Company realized approximately 39%, 38%, 36% and 35% of its revenue during the three months and six months ended June 30, 2005 and 2004, respectively, from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 13%, 16%, 12% and 11% of the Company’s revenue during the three months and six months ended June 30, 2005 and 2004, respectively, was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.
      The Company’s first half 2004 financial results were negatively impacted by approximately $9,400 due to four significant fixed price contracts which it considered to be challenged. No such adjustment was required in 2005 for the remaining troubled project.
      Communications with contracting parties during 2004 caused management to re-assess the collectibility of billed and unbilled receivables for two troubled projects. In both cases, the Company had been informed that its services would no longer be required to complete the project prior to its implementation. As a result, the Company reduced the related receivables by $5,500 to their net realizable value in the first half of 2004. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue.
      The Company also determined it was necessary to increase its estimated cost to complete for three of these projects due to changes in 2004 in both scope and resource requirements. The revision in estimates had the effect of reducing gross margin by $3,900 in the first half of 2004.
      The Company has $3,882 in billed and unbilled receivables related to the remaining active contract that is identified as troubled at June 30, 2005. Management believes this amount is collectible.
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
      India/Asia supplies substantial resources to U.S. operations customers. The rate charged by India to U.S. operations has been developed utilizing a cost plus transfer pricing methodology. This results in a large component of the available gross margin accruing to U.S. operations where the end customer is located.

      Revenue and income from operations by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue
Commercial	$62,977	$58,543	$125,809	$117,646
Less intersegment	(1,698)	(205)	(3,562)	(365)

	61,279	58,338	122,247	117,281
Public Sector	29,540	26,765	55,438	45,560
India/Asia	38,675	27,969	77,594	56,341
Less intersegment	(20,786)	(18,963)	(42,298)	(40,181)

	17,889	9,006	35,296	16,160

	$108,708	$94,109	$212,981	$179,001

Income from Operations
Commercial	$14,008	$11,653	$30,516	$21,739
Public Sector	3,902	2,461	6,537	(3,597)
India/Asia	4,108	1,032	6,672	2,472
Corporate and Other	(9,751)	(9,468)	(19,996)	(19,309)

	12,267	5,678	23,729	1,305
Interest expense	266	—	469	—
Other income, net	(217)	(1,303)	(806)	(1,309)

Income before Provision for Income Taxes	$12,218	$6,981	$24,066	$2,614

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
      Of the first quarter 2004 charge of $1,066, $39 was recorded in cost of revenue and $1,027 was recorded in selling, general and administrative expense.
8. Common Stock Repurchase Program
      The Company’s board of directors has authorized the repurchase of up to 14,000,000 shares of the Company’s common stock. Through June 30, 2005, the Company has repurchased approximately 11,838,176 shares of its common stock for cash, at a total cost of $146,783. The Company repurchased 403,200 shares at a cost of $4,803 during the three and six month periods ended June 30, 2005. As of June 30, 2005, 2,161,824 shares remain available for repurchase under the board of directors authorization.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Common stock equivalents related to convertible redeemable preferred stock	—	8,695,652	—	8,695,652
Warrants issued to CDR to purchase 5,300,000 shares of common stock	—	5,300,000	—	5,300,000
Warrants issued to CDR to purchase 5,000,000 shares of common stock	5,000,000	—	5,000,000	—
Warrants issued to FIS to purchase 4,000,000 shares of common stock	4,000,000	—	4,000,000	—
Average number of stock options outstanding	845,833	1,420,157	870,622	1,506,180
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
10. Stock Option Plans
      The Company has elected to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no additional compensation expense has been recognized for our stock option plan within the accompanying condensed consolidated statements of operations. Had compensation expense for our stock option plan been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income (loss) available for common shareholders and pro forma basic and diluted net income (loss) per common share would have been reduced to the amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income (loss) available for common shareholders:
As reported	$11,248	$2,617	$19,305	$(556)
Stock-based employee compensation cost included in the determination of net income (loss) from operations as reported	—	—	—	—
Stock-based employee compensation cost had the fair value method been used	740	538	1,482	1,191

SFAS No. 123 pro forma	$10,508	$2,079	$17,823	$(1,747)

Basic and diluted income (loss) per share:
As reported-basic	$.30	$.10	$.52	$(.02)
As reported-diluted	$.30	$.10	$.51	$(.02)
SFAS No. 123 pro forma-basic	$.28	$.08	$.48	$(.07)
SFAS No. 123 pro forma-diluted	$.28	$.08	$.47	$(.07)
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

11. Comprehensive Income
      Total comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$11,248	$4,603	$19,305	$1,713
Currency translation adjustment	(879)	(2,683)	(1,923)	(1,001)
Unrealized gains on short-term investments upon sale	19	—	30	—

Total comprehensive income	$10,388	$1,920	$17,412	$712

12. Related Party Transactions
      On September 15, 2004 the Company issued 8,700,000 shares of common stock and 4,000,000 warrants to FIS for $95,700 (See Note 2). In the second quarter of 2004, the Company entered into a Master Services Agreement with FIS to provide services over a five year period. Services provided by the Company to FIS during the three and six months ended June 30, 2005 totaled approximately $4,260 and $7,434, respectively. The balance owed to the Company by FIS at June 30, 2005 was $1,439.
      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by the Chairman of the Company’s Board of Directors. During the three month periods ended June 30, 2005 and 2004, the Company provided services to Synova totaling $506 and $655, respectively and $1,085 and $1,306 for the six month periods ended June 30, 2005 and 2004, respectively. In addition, during the three month periods ended June 30, 2005 and 2004 Synova provided services to the Company totaling $1,054 and $293, respectively and $1,691 and $494 for the six month periods ended June 30, 2005 and 2004, respectively. The net balance owed to Synova by the Company at June 30, 2005 was $367. In addition, under the terms of a note payable, Synova owes the Company $2,500. This note is due in September 2005, and interest is paid quarterly in accordance with its terms.
      The Company paid approximately $214 to CDR, a shareholder, for financial, management advisory, and executive management services during the three month period ended June 30, 2004 and $394 for the six month period ended June 30, 2004. No such services were provided by CDR during the three and six months ended June 30, 2005. During the three and six months ended June 30, 2005 the Company paid $370 of interest to CDR in accordance with the terms of the $17,500 subordinated notes due December 31, 2005 which were issued in connection with the FIS/CDR transaction as further described in Note 2. Current interest owed by the Company to CDR at June 30, 2005 is $281. On July 5, 2005 the Company repaid the $17,500 subordinated notes and accrued interest of $294.
      In the third quarter of fiscal 2002, the Company entered into a ten-year agreement, as amended, to provide outsourcing services to SIRVA, Inc. a company related through common ownership of CDR. During the three month and six month periods ended June 30, 2005 and 2004, services provided by the Company to SIRVA, Inc. totaled approximately $2,232, $2,177, $4,482 and $4,753, respectively. The net balance owed to the Company by SIRVA at June 30, 2005 was $547.

13. Restructuring and Other Related Charges
      The following is a roll forward of the accrual balance for Restructuring and Other Related charges for the six month periods ended June 30, 2005 and 2004 respectively.

		Lease
	Severance	Terminations	Total

Balance January 1, 2005	$67	$2,174	$2,241
Expense	—	325	325
Payments and other	(67)	(756)	(823)

Balance June 30, 2005	$—	$1,743	$1,743

Balance January 1, 2004	$371	$1,668	$2,039
Expense	1,019	1,429	2,448
Payments and other	(745)	(546)	(1,291)

Balance June 30, 2004	$645	$2,551	$3,196

      Amounts related to lease terminations will be paid out through June 2011.
14. Cost of Computer Software to be Sold, Leased or Marketed
      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the six months ended June 30, 2005 the Company capitalized computer software of approximately $43. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $416 and $421 for the three months ended June 30, 2005 and 2004, respectively and $833 and $843 for the six months ended June 30, 2005 and 2004, respectively.
15. Goodwill
      Changes in the carrying amount of goodwill for the six months ended June 30, 2005 is as follows:

Balance January 1, 2005	$19,148
Currency translation	(830)

Balance June 30, 2005	$18,318

16. Credit Agreement
      On September 7, 2004, the Company entered into a new Credit Agreement, as amended, which provides for borrowings or standby and commercial letters of credit up to $30,000. The Credit Agreement expires on December 28, 2005 but may be extended in one-year increments at the request of the Company and the consent of the lenders. With the prior consent of the Agent, the Company may request to increase the availability under the Credit Agreement by up to $10,000 (not to exceed an aggregate availability of $40,000). Borrowings under the Credit Agreement are collateralized by all domestic assets of the Company.
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
      The Credit Agreement contains covenants which include financial covenants which require the Company to maintain a certain interest coverage ratio, leverage ratio and a minimum total capitalization. At June 30, 2005, the Company had no borrowings and $9,172 in outstanding letters of credit under this Credit

Agreement. The Credit Agreement also includes a covenant which restricts the Company’s ability to repurchase shares of its common stock in 2005 in excess of $20.0 million absent approval from the lenders.
17. Recently Issued Financial Accounting Standards
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
      In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. FAS 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements, unless impracticable to determine the effects of the change. The effective date for application by public companies is annual periods beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with FAS 154 if the need for such a change arises after the effective date.
18. Other Income, Net
      Other income, net represents interest earned and realized gains and losses from the sale of short-term investments and cash equivalents and foreign currency transaction and translation gains and losses.
      Foreign currency fluctuations during the six months ended June 30, 2005 and 2004 resulted in a foreign currency translation gain (loss) of approximately ($101) and $144, respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.
19. Disposition of Development Center
      On May 3, 2005, Oracle announced that it has exercised its purchase option to acquire PeopleSoft’s development center in Bangalore, India operated by the Company. The transfer of this center is expected to be completed by the end of October 2005, upon which the employees of the center (approximately 480 at June 30, 2005) will become employees of Oracle. Revenue generated from this development center for the Company was approximately $8,400, $4,000 and $8,100 for the year ended December 31, 2004 and the three and six months ended June 30, 2005, respectively.
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

20. Contingencies
      We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any. As additional information becomes available, we adjust our assessment and estimates of such labilities accordingly.
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
      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenues on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenues under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenues ratably over the applicable period. For the three month periods ended June 30, 2005 and 2004, approximately 39% and 38%, respectively, of our total revenue were generated from fixed-price engagements.
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
      Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, for our time-and-materials and fixed price outsourcing contracts. For those service contracts which are billed on a time and materials basis, we recognize revenue as the services are performed. In our time and materials contracts our effort, measured by our time incurred, represents the contractual milestones or output measure which is the contractual earnings pattern. For our fixed price IT outsourcing and maintenance contracts, we recognize revenue ratably over the applicable outsourcing or maintenance period as the services are performed continuously over the contract period.
      For our contracts to design, develop or modify complex information systems based upon the client’s specifications, we recognize revenue on a percentage of completion basis in accordance with Statement of Position 81-1. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. This method is followed where reasonably dependable estimates of revenue and cost can be made. Estimates of total contract revenue and cost are continuously monitored during the term of the contract, and recorded revenue and cost are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.
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
      Impairment of Long-Lived Assets. We review the recoverability of our long-lived assets, including property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable and goodwill at least annually. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from expected future pre-tax cash flows of the related asset group or operating segment. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.
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
Liquidity and Capital Resources
      As of June 30, 2005, the Company had cash and short-term investments of $80.4 million. The Company funds its operations and working capital needs through internally generated funds. Cash provided from operations in the first six months of 2005 was $17.8 million which included the use of cash for working capital of $8.8 million. On July 5, 2005 the Company used $17.8 million to retire the subordinated notes, including accrued interest, issued to CDR in the FIS/CDR transaction as further described in Note 2.
      Investing activities provided $3.7 million in cash during the second quarter of 2005, principally from the liquidation of short-term investments that were reinvested in cash equivalents.
      To facilitate future cash flow needs, the Company has a credit facility which provides for borrowings or standby and commercial letters of credit up to $30.0 million through December 28, 2005.

      The Credit Agreement contains financial covenants which require the Company to maintain a certain interest coverage ratio, leverage ratio and a minimum total capitalization. At June 30, 2005, the Company was in compliance with these ratios. At June 30, 2005, the Company had no borrowings and $9.2 million in outstanding letters of credit under this Credit Agreement.
      Financing activities used $4.8 million in cash for the repurchase of 403,200 shares of the Company’s common stock offset by proceeds from the exercise of stock options.
      The Company has no off-balance sheet transactions.
Results of Operations
      Revenue and gross profit by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue
Commercial	$62,977	$58,543	$125,809	$117,646
Less intersegment	(1,698)	(205)	(3,562)	(365)

	61,279	58,338	122,247	117,281
Public Sector	29,540	26,765	55,438	45,560
India/Asia	38,675	27,969	77,594	56,341
Less intersegment	(20,786)	(18,963)	(42,298)	(40,181)

	17,889	9,006	35,296	16,160

	$108,708	$94,109	$212,981	$179,001

Gross profit (loss)
Commercial	$17,525	$16,232	$38,285	$30,611
Public Sector	6,975	6,264	12,208	3,860
India/Asia	6,944	3,269	12,469	6,780
Other	(1,037)	(502)	(2,232)	(1,097)

	$30,407	$25,263	$60,730	$40,154

      Revenue. Revenue was $108.7 million and $94.1 million in the second quarter of 2005 and 2004 and $213.0 million and $179.0 million for the six months ended June 30, 2005 and 2004, respectively. Revenue from the commercial segment was $61.3 million in the second quarter of 2005, an increase of 5.0% from 2004 revenue of $58.3 million. For the six months ended June 30, 2005 commercial segment revenue was $122.2, a 4.2% increase over 2004 revenue of $117.3. Revenue increased in both periods as a result of additional work at existing clients. During the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue at December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies and Staff Accounting Bulletin 104, the Company recognized the costs for these services but did not recognize any revenue for these services in the fourth quarter of 2004, which negatively impacted fourth quarter 2004 revenue and gross profit by approximately $3.5 million. In the first quarter of 2005, the Company received the contract which covered these services and recognized the revenue with a corresponding increase in gross profit.
      Public sector revenue increased $2.8 million from second quarter 2004 revenue of $26.8 million and increased $9.8 million from first half 2004 revenue of $45.6 million. Much of the increase in both periods is due to new projects, increased work for existing clients and the absence of any requirement for significant, negative adjustments for contracts in which the Company recognizes income on a percentage of completion basis. Adjustments to the estimated cost to complete on certain fixed price contracts in the first six months of 2004 in respect of which the Company recognizes income on the percentage of completion basis resulted in the Company not recognizing approximately $3.7 million of revenue in the six months ended June 30, 2004 which would have been recognized had the estimates to complete not required adjustment. In addition, public sector revenue was also negatively impacted during 2004 by a $5.5 million adjustment related to management’s reassessment of the collectibility of outstanding billed and unbilled receivables associated with two troubled projects. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue.
      Revenue from India/ Asia increased significantly in both periods over comparable periods in 2004, reflecting the shift to a higher utilization of Indian resources on existing customer relationships, transfer of certain commercial segment customer relationships with existing customers to the region and additional revenue from the Company’s Master Services Agreement with FIS commencing in the second quarter of 2004.
      On May 3, 2005, Oracle announced that it has exercised its purchase option to acquire PeopleSoft’s development center in Bangalore, India operated by the Company. The transfer of this center is expected to be completed by the end of October 2005, upon which the employees of the center (approximately 480 at June 30, 2005) will become employees of Oracle. Revenue generated from this development center for the Company was approximately $8.4 million, $4.0 million and $8.1 million for the year ended December 31, 2004 and the three and six months ended June 30, 2005, respectively.
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
      Gross Profit. Gross profit in the second quarter of 2005 was $30.4 million or 28.0% of revenue compared with $25.3 million or 26.8% of revenue in the comparable 2004 period. Gross profit for the first six months of 2005 was $60.7 million or 28.5% of revenue compared with $40.1 million or 22.4% of revenue for the first six months of 2004. Gross profit increased in total and as a percentage of sales for 2005 as compared to 2004 due to improved utilization for both quarterly and year-to-date periods. During the three months ended June 30, 2005 the Company adjusted intercompany transfer prices for services rendered by India. The result was to increase India/Asia segment gross profit by approximately $1.5 million, reduce commercial segment gross profit by approximately $1.3 million and reduce Public Sector gross profit by approximately $0.2 million.
      Commercial segment gross profit was $17.5 and $38.3 million or 28.6% and 31.3% of revenue for the three and six months ended June 30, 2005 compared with $16.2 and $30.6 million or 27.8% and 26.1% of revenue for the three and six months ended June 30, 2004. The gross profit improvement is due in part to additional offshore work performed by resources in India. In addition, during the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for its services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies and Staff Accounting Bulletin 104, the Company recognized the costs for these services in the fourth quarter of 2004, but did not recognize the related revenue. Gross profit was negatively impacted in the fourth quarter of 2004 by approximately $3.5 million. In the first half of 2005, the Company received a contract which covered these services and recognized the revenue in the first half of 2005, with a corresponding impact in gross profit.
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
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.1 million and $19.6 million in the second quarter of 2005 and 2004, respectively or 16.7% and 20.8% of revenue. For the six months ended June 30, 2005 and 2004, selling, general and administrative expenses were $37.0 million and $38.8 million respectively or 17.4% and 21.7% of revenue. Included in 2005 are higher costs for professional fees related to consultation and internal auditing for the implementation of Sarbanes-Oxley Section 404 and higher costs associated with the restatement of prior year financial statements. Also included in this period is a $0.3 charge for lease termination. See the Company’s 2004 Annual Report on Form 10-K for additional information surrounding the restatement. Included in selling, general and administrative costs in the second quarter of 2004 are lease termination costs of $1.2 million and $0.7 million in professional fees associated with the fixed asset analysis. In addition, the first six months of 2004 includes a charge of $1.0 million from the loss on disposal and obsolescence of property and equipment as further described in Note 7.
      Interest Expense. Interest expense of $0.3 and $0.5 million was recorded in the three and six months ended June 30, 2005 respectively, on $17.5 million of notes issued in connection with the FIS/CDR transaction (Note 2) and fees in connection with the credit agreement (Note 16).
      Other Income, Net. Other income, net represents interest earned and realized gains and losses from the sale of short-term investments and cash equivalents and foreign currency transaction and translation gains and losses. Foreign currency fluctuations during the three months and six ended June 30, 2005 resulted in a foreign currency translation (loss) of approximately $(0.3) and $(0.1) million, respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.
      Provision for Income Taxes. The effective tax rate in the second quarter and first six months was 7.9% and 19.8%, respectively. The tax rate in both periods was impacted by the reversal of previously recorded tax reserves of $3.2 million due to the expiration of the statute of limitations for the tax years the reserves related to as well as a charge of $.5 million from the reversal of deferred tax assets due to an enacted law change in the State of Ohio which will reduce the amount of net operating losses that the Company will be able to utilize in future periods.
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
      In December 2004, the FASB issued a FASB Staff Position (FSP) 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Program within the American Jobs Creation Act of 2004”, which provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FASB 109-2 provides for a period of time beyond the financial reporting period of enactment for a company to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the one-time repatriation opportunities provided by the Act. At the time of filing these statements, the Company cannot reasonably estimate the income tax effects of such repatriation under the Act.
      In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. FAS 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements, unless impracticable to determine the effects of the change. The effective date for application by public companies is annual periods beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with FAS 154 if the need for such a change arises after the effective date.
Commitments, Contingencies and Potential Liability to Clients
      The Company is, from time to time, party to ordinary, routine tax and legal proceedings, claims and litigation incidental to the Company’s business. After discussion with its legal counsel, the Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations or cash flows.
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

Foreign Exchange Risk
      Foreign currency fluctuations during the six months ended June 30, 2005 and 2004 resulted in a translation gain (loss) of approximately $(101) and $144, respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. The Company may use derivatives from time to time to hedge against foreign currency fluctuations. The Company had no outstanding derivative position as of June 30, 2005 or December 31, 2004. The Company does not speculate in foreign currency.

Interest Rate Risk
      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, a short term note receivable and debt (all due within one year), which were $80.4 million, $2.5 million and $17.5 million, respectively, as of June 30, 2005. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidate balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. The note receivable and debt are priced with variable interest rates which approximate market.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2005 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed below.
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
      The Company believes the foregoing measures strengthened its accounting policies with regard to percentage-of-completion accounting, but that such measures did not include a consistent risk-adjusted methodology for project managers to use in their estimates of costs to complete on percentage of completion projects. The Company will continue to strengthen its processes in this area in 2005 through:

•	Creation and consistent application of a risk-adjusted methodology to identify the appropriate level of contingency for percentage of completion projects and a framework for project managers to use in calculating their estimates of costs to complete;

•	Continued executive oversight of significant projects including weekly reviews by executive management of projects that include new or high risk technology implementations or that have significantly deviated from the project plan;

•	Increased monitoring of projects by the Project Management Office;

•	Creation of more detailed procedural documentation and additional training to assist the Company’s employees in their reporting responsibilities; and

•	Automation and integration of the Company’s various systems and spreadsheets to provide greater transparency and real time information about the various projects and contracts under which the Company operates.
      Net Property and Equipment: At the conclusion of a physical inventory process undertaken by the Company in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use. This process resulted in a restatement of previously issued financial statements for 2003, 2002, and 2001 and in the Company reporting a material weakness related to the Company’s recording and tracking of fixed assets in its Form 10-Q for the quarter ended March 31, 2004. Additionally, as part of the year-end closing process, management discovered that a consolidating entry to properly record inter-company property and equipment transactions on the balance sheet at December 31, 2003, and at quarterly balance sheets through September 30, 2004, was classified within accumulated comprehensive income in error. This balance sheet misclassification has been corrected in the financial statements for the prior period. Since June 2004, the Company has successfully accomplished the following items of its plan to strengthen accounting for its fixed assets:

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
      Income Taxes: As part of its 2004 year-end closing process, the Company identified errors when reconciling its cumulative temporary difference and contingent tax liabilities to recorded amounts. Management has strengthened controls over this area in 2005 by enlisting additional tax expertise through more effective use and oversight of a third party tax service provider.
      Leases (Step-Rents): As part of its 2004 year-end closing process, it was concluded that straight-line rent expense for the Company’s headquarters had been incorrectly accrued and that the related lease expense for prior periods was incorrect. This error was determined to be a material weakness in internal controls and resulted in a restatement of prior period financial statements. The Company has recently implemented controls to reduce the risk of such an error in the future through implementation of a comprehensive lease review checklist, review of each significant lease for proper accounting treatment by the Company’s Finance Department, and limiting execution of all property leases by the Company’s Chief Financial Officer or authorized designee.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      As previously disclosed, the Company’s previous independent registered public accounting firm has notified the Company that it received a letter from the Securities and Exchange Commission (“SEC”) dated October 22, 2004 requesting certain information about the Company relating to the period January 1, 2001 to the present. On April 14, 2005, the Company received a subpoena for the production of documents from the Midwest Regional Office of the SEC regarding an investigation the SEC has commenced captioned In the matter of Covansys Corp. (C-03825). The Company is cooperating to the fullest extent possible in the production of the requested documents.
      On April 8, 2005, Covansys received service of a lawsuit captioned Leon S. Segen, derivatively on behalf of Covansys Corporation versus CDR-Cookie Acquisition, L.L.C., Clayton, Dubilier & Rice Fund VI Limited Partnership, CD&R Associates VI Limited Partnership, CD&R Investment Associates VI, Inc., and Covansys Corporation. The case is filed in the U.S. Southern District court for the Southern District of New York case no. 05CV3509. The derivative claim seeks recovery under Section 16(b) of the Securities and Exchange Act of 1934 to obtain disgorgement of profits of CD&R related to the recapitalization transaction consummated with the CD&R entities in September 2004. The Company is monitoring developments in the matter with legal counsel.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The Company did not sell any unregistered securities during the quarter ended June 30, 2005.

(c)	Repurchases of Company Stock
The Company has a previously disclosed stock repurchase plan. During the quarter ended June 30, 2005 the Company had the following activity:

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares (or Units)	Shares (or Units)
	Total Number of	(b)	Purchased as Part of	that May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs

April 2005	—	—	—	2,565,024
May 2005	218,100	11.69	218,100	2,346,924
June 2005	185,100	12.18	185,100	2,161,824
      No shares were purchased during the three months ended March 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
      On June 14, 2005, the annual meeting of shareholders was held. The meeting was held for the following purposes:

1. to elect four directors to the Board of Directors; and

2. to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year 2005.
      The shareholders re-elected Mr. Hugh R. Harris as a director. The vote was 29,447,366 for and 6,401,257 withheld.
      The shareholders re-elected Mr. William C. Brooks as a director. The vote was 35,273,219 for and 575,404 withheld.
      The shareholders re-elected Mr. John A. Stanley as a director. The vote was 35,035,682 for and 812,941 withheld.

      The shareholders re-elected Mr. Gary C. Wendt as a director. The vote was 34,913,190 for and 935,433 withheld.
      Mr. Rajendra B. Vattikuti and Mr. Frank Sanchez continue as directors with a term expiring in 2006. Mr. Douglas S. Land, Mr. Ronald K Machtley, Mr. Frank D. Stella and Mr. David H. Wasserman continue as directors with terms expiring in 2007.
      The shareholders approved the appointment of BDO Seidman, LLP as independent registered public accounting firm for Covansys Corporation for the year ending December 31, 2005. The vote was 35,789,286 for, 55,901 against and 3,436 abstain.
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
Dated: July 28, 2005

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