Form 10-Q
period 2005-09-30
COVANSYS CORP
filed 2005-10-27
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	37,345,924 (Outstanding as of October 20, 2005)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated balance sheets

	September 30,	December 31,
	2005	2004

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,939	$49,841
Short-term investments	14,349	21,409
Accounts receivable net of allowance for doubtful accounts of $1,772 and $1,532 at September 30, 2005 and December 31, 2004	93,929	75,388
Revenue earned in excess of billings	25,428	24,613
Deferred taxes	5,259	5,105
Prepaid expenses and other	7,539	7,226

Total current assets	199,443	183,582
Property and equipment, net	32,251	29,762
Computer software, net	2,540	3,706
Goodwill	19,336	19,148
Deferred taxes	5,586	5,808
Other assets, net	6,299	6,796

Total assets	$265,455	$248,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$17,500
Accounts payable	15,705	14,052
Accrued payroll and related costs	21,440	16,744
Taxes payable	1,200	3,481
Other accrued liabilities	21,183	18,331
Deferred revenue	2,523	1,041

Total current liabilities	62,051	71,149
Other liabilities	4,432	3,462
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 37,338,927 and 37,418,764 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	164,795	165,983
Retained earnings	34,355	6,433
Accumulated other comprehensive income (loss)	(178)	1,775

Total shareholders’ equity	198,972	174,191

Total liabilities and shareholders’ equity	$265,455	$248,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Revenue	$111,178	$96,201	$324,159	$275,203
Cost of revenue	82,182	70,085	234,433	208,931

Gross profit	28,996	26,116	89,726	66,272
Selling, general and administrative expenses	17,650	16,931	54,652	55,780

Income from operations	11,346	9,185	35,074	10,492
Interest expense	26	43	495	43
Other income, net	621	543	1,428	1,852

Income before provision for income taxes	11,941	9,685	36,007	12,301
Provision for income taxes	3,331	3,118	8,092	4,019

Net income	8,610	6,567	27,915	8,282
Convertible redeemable preferred stock dividends	—	953	—	3,221
Loss on redemption of convertible redeemable preferred stock	—	28,674	—	28,674

Net income (loss) available for common shareholders	$8,610	$(23,060)	$27,915	$(23,613)

Earnings (loss) per share
Basic	$.23	$(.81)	$.75	$(.86)

Diluted	$.23	$(.81)	$.74	$(.86)

Basic weighted average shares	37,281	28,616	37,355	27,455
Dilutive effect of options and warrants	668	(A)	580	(A)
Convertible redeemable preferred stock	—	(A)	—	(A)

Diluted weighted average shares	37,949	28,616	37,935	27,455

(A)	Anti-dilutive
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,

	2005	2004

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$27,915	$8,282
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,881	10,032
Loss on disposal and obsolescence of property and equipment	302	1,066
Provision for and write-off of doubtful accounts	240	1,562
Provision for deferred income taxes	12	—
Gain from sale of short-term investments	(48)	(132)
Other	272	163
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(19,934)	(1,930)
Prepaid expenses and other	790	324
Accounts payable, accrued payroll and related costs and other liabilities	8,193	5,948

Net cash provided from operating activities	27,623	25,315
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(3,027)	—
Investment in property, equipment and other	(9,949)	(6,646)
Investment in computer software	(43)	(171)
Proceeds from sale of available for sale securities	102,494	85,994
Purchases of available for sale securities	(94,225)	(69,343)

Net cash provided by (used in) investing activities	(4,750)	9,834
Cash flows from financing activities:
Repayment of subordinated notes	(17,500)	—
Net proceeds from issuance of common stock and warrants	—	93,374
Net proceeds from exercise of stock options and other	2,916	1,025
Repurchases of common stock	(4,803)	(2,407)
Redemption of convertible redeemable preferred stock and warrants	—	(178,977)

Net cash used in financing activities	(19,387)	(86,985)
Effect of exchange rate changes on cash	(388)	25

Increase (decrease) in cash and cash equivalents	3,098	(51,811)
Cash and cash equivalents at beginning of period	49,841	89,671

Cash and cash equivalents at end of period	$52,939	$37,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1. Organization and Basis of Presentation
      Covansys Corporation was founded in 1985. Covansys Corporation and its subsidiaries (the Company) is a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. The Company addresses the most challenging technology issues companies are facing through an onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. The Company offers high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. The Company applies its industry-specific knowledge to deliver a wide range of outsourcing and integration services, including: application maintenance and development outsourcing (AMD/O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services.
      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.
      The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2005.
2. Recapitalization
      On April 27, 2004, the Company announced that it had entered into a long-term Master Services Agreement and a Stock Purchase Agreement with Fidelity Information Services (“FIS”), Inc., a subsidiary of Fidelity National Financial, Inc. Under the Stock Purchase Agreement, as amended, with FIS and approved by shareholders on September 15, 2004, the Company issued to FIS 8,700,000 shares of the Company’s common stock and warrants for $95,700. The four tranches of warrants, each for 1,000,000 shares of the Company’s common stock, have a strike price of $15.00, $17.50, $20.50 and $24.00 per share. FIS also acquired 2,300,000 shares of the Company’s common stock from Rajendra Vattikuti, Chief Executive Officer of the Company.
      In order to facilitate the transactions with FIS, the Company also entered into a Recapitalization Agreement, as amended, with a wholly-owned subsidiary of a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Stockholder”) to restructure the CDR Stockholder’s ownership interest in the Company and certain corresponding governance rights, in exchange for a combination of cash, stock, notes and warrants. The CDR Stockholder owned 200,000 shares of the Company’s Series A Voting Convertible Preferred Stock, or approximately 8,695,000 shares of common stock on an as converted basis, and 5,300,000 million common stock warrants with a strike price ranging from $25 to $31 per share.
      Under the terms of the Recapitalization Agreement approved by shareholders on September 15, 2004 the CDR Stockholder exchanged all of its existing holdings in the Company for consideration valued at $227,700 consisting of $177,500 of cash, 2,000,000 shares of common stock of the Company, subordinated notes in the total amount of $17,500 due December 31, 2005, which bears interest at LIBOR plus 2.20%, and five-year warrants for five million shares of common stock with a strike price of $18 per share. In accordance with EITF D-42, as amended by EITF 00-27, the Company recorded a reduction to income available to common shareholders of $28,674 in the third quarter of 2004. The Company financed the transaction with the CDR Stockholder with cash on hand as well as proceeds from the FIS investment. The $17,500 subordinated notes were repaid by the Company in July 2005.
3. Acquisition
      On September 15, 2005, the Company’s wholly owned subsidiary, Covansys India Limited acquired 75% of the outstanding common shares of Fortune Infotech Limited for approximately $3,200 million, which was funded with existing cash of Covansys India Limited. The acquisition has been accounted for as a purchase. Had the acquisition occurred as of January 1, 2004, there would not have been a material impact on revenue, net income or earnings per share.
      The excess of purchase price over net assets acquired has been reflected as goodwill in the accompanying financial statements pending the completion of an independent appraisal of the net assets acquired.
      Fortune, with its principal office located in Baroda, India, is an experienced provider of offshore outsourcing solutions. Fortune focuses on business process outsourcing (BPO) and provides back office services such as transaction processing, claim processing and accounts payable processing services. The transaction will enhance the Company’s BPO capabilities and increase its ability to meet the needs of existing and prospective clients.
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
      The Company has six (five in 2004) business units in India which are entitled to a tax holiday for 10 consecutive years commencing with the year the business unit started producing computer software or until the Indian tax year ending March 31, 2009, whichever is earlier. The business units are subject to the tax holiday for various periods through March 31, 2009. As the tax holiday expires, the Company’s overall effective tax rate will be negatively impacted.
      The Company’s tax rate in the third quarter of 2005 was impacted by the reversal of previously recorded valuation allowances of $369 that were no longer required. In addition, the nine month tax rate was impacted by the reversal of previously recorded tax reserves of $3,200 due to the expiration of the statute of limitations for the tax years the recorded reserves related to and a charge of $500 from the reversal of deferred tax assets due to an enacted law change in the State of Ohio which will reduce the amount of net operating losses that the Company will be able to utilize in future periods.
5. Fixed Price Contracts
      The Company realized approximately 43.0%, 41.0%, 42.6% and 39.9% of its revenue during the three months and nine months ended September 30, 2005 and 2004, respectively, from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 17.1%, 11.6%, 15.1% and 12.2% of the Company’s revenue during the three months and nine months ended September 30, 2005 and 2004, respectively, was realized from fixed price contracts with respect to which the

Company recognizes revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.
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
      The Company has $4,310 in billed and unbilled receivables related to the remaining active contract.
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

•	Public Sector includes all services provided to federal, state and local municipalities.

•	Commercial includes all U.S. operations services provided to non-public sector customers exclusive of services provided to FIS. Commercial includes application services for maintenance and development outsourcing (AMD/O), retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services. Commercial also includes telecommunication services provided in Europe.

•	India/Asia includes all services performed in India or Asia, Canada as well as non telecommunication services provided in Europe and services provided to FIS.

•	Other consists primarily of the labor and supporting expenses for the Corporate functions, depreciation and amortization expenses as well as lease expenses for corporate headquarters.
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

      Revenue and income from operations by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue
Commercial	$66,251	$59,176	$192,060	$175,647
Less intersegment	(2,302)	(156)	(5,864)	(520)

	63,949	59,020	186,196	175,127
Public Sector	27,628	24,235	83,065	69,797
India/Asia	42,535	33,647	120,130	88,401
Less intersegment	(22,934)	(20,701)	(65,232)	(58,122)

	19,601	12,946	54,898	30,279

	$111,178	$96,201	$324,159	$275,203

Income from Operations
Commercial	$14,976	$12,941	$44,792	$35,087
Public Sector	1,316	1,459	7,854	(2,138)
India/Asia	4,427	3,586	11,098	5,650
Corporate and Other	(9,373)	(8,801)	(28,670)	(28,107)

	11,346	9,185	35,074	10,492
Interest expense	26	43	495	43
Other income, net	621	543	1,428	1,852

Income before Provision for Income Taxes	$11,941	$9,685	$36,007	$12,301

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
8. Common Stock Repurchase Program
      The Company’s board of directors has authorized the repurchase of up to 14,000,000 shares of the Company’s common stock. Through September 30, 2005, the Company has repurchased approximately 11,838,176 shares of its common stock for cash, at a total cost of $146,783. The Company repurchased 403,200 shares at a cost of $4,803 during the nine month period ended September 30, 2005. As of September 30, 2005, 2,161,824 shares remain available for repurchase under the board of directors authorization.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Common stock equivalents related to convertible redeemable preferred stock	—	7,246,376	—	8,207,630
Warrants issued to CDR to purchase 5,300,000 shares of common stock	—	4,416,667	—	5,002,551
Warrants issued to CDR to purchase 5,000,000 shares of common stock	5,000,000	833,333	5,000,000	280,612
Warrants issued to FIS to purchase 4,000,000 shares of common stock	3,000,000	666,667	3,000,000	224,490
Average number of stock options outstanding	819,692	2,429,269	510,221	2,452,312
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income (loss) available for common shareholders:
As reported	$8,610	$(23,060)	$27,915	$(23,613)
Stock-based employee compensation cost included in the determination of net (loss) from operations as reported	—	192	—	192
Stock-based employee compensation cost had the fair value method been used	640	22	2,126	1,213

SFAS No. 123 pro forma	$7,970	$(22,890)	$25,789	$(24,634)

Basic and diluted (loss) per share:
As reported-basic	$.23	$(.81)	$.75	$(.86)
As reported-diluted	$.23	$(.81)	$.74	$(.86)
SFAS No. 123 pro forma-basic	$.21	$(.80)	$.69	$(.90)
SFAS No. 123 pro forma-diluted	$.21	$(.80)	$.68	$(.90)

11. Comprehensive Income
      Total comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income	$8,610	$6,567	$27,915	$8,282
Currency translation adjustment	(60)	535	(1,983)	(466)
Unrealized gains on short-term investments upon sale	—	—	30	—

Total comprehensive income	$8,550	$7,102	$25,962	$7,816

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
      The Credit Agreement contains covenants which include financial covenants which require the Company to maintain a certain interest coverage ratio, leverage ratio and a minimum total capitalization. At September 30, 2005, the Company was in compliance with these ratios. At September 30, 2005, the Company had no borrowings and $9,386 in outstanding letters of credit under this Credit Agreement. The Credit Agreement also includes a covenant which restricts the Company’s ability to repurchase shares of its common stock in 2005 in excess of $20,000 absent approval from the lenders.
13. Related Party Transactions
      On September 15, 2004, the Company issued 8,700,000 shares of common stock and 4,000,000 warrants to FIS for $95,700 (See Note 2). In the second quarter of 2004, the Company entered into a Master Services Agreement with FIS to provide services over a five year period. Services provided by the Company to FIS during the three and nine months ended September 30, 2005 and 2004, respectively, totaled approximately $4,887, $1,058, $12,321 and $1,058, respectively. The balance owed to the Company by FIS at September 30, 2005 was $5,001.
      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by the Chairman of the Company’s Board of Directors. During the three month periods ended September 30, 2005 and 2004, the Company provided services to Synova totaling $485 and $647, respectively and $1,569 and $1,954 for the nine month periods ended September 30, 2005 and 2004, respectively. In addition, during the three month periods ended September 30, 2005 and 2004 Synova provided services to the Company totaling $1,239 and $572, respectively and $2,930 and $1,154 for the nine month periods ended September 30, 2005 and 2004, respectively. The net balance owed by the Company to Synova at September 30, 2005 was $134. As of September 30, 2005, the Synova note payable balance to the Company of $2,500 has been paid.
      The Company paid approximately $104 to CDR, a shareholder, for financial, management advisory, and executive management services during the three month period ended September 30, 2004 and $494 for the nine month periods ended September 30, 2004. No such services were provided by CDR during the three and nine month ended September 30, 2005. During the three and nine months ended September 30, 2005 the Company paid interest of $294 and $644, respectively, to CDR in accordance with the terms of the $17,500 subordinated notes due December 31, 2005 which were issued in connection with the FIS/CDR transaction as further described in Note 2. On July 5, 2005 the Company repaid the $17,500 subordinated notes and accrued interest of $294.
      The Company provides outsourcing services to SIRVA, Inc. a company related through common ownership of CDR. During the three month and nine month periods ended September 30, 2005 and 2004, services provided by the Company to SIRVA, Inc. totaled approximately $2,104 and $1,989 and $6,569 and $6,741, respectively. The net balance owed to the Company by SIRVA at September 30, 2005 was $772.
14. Restructuring and Other Related Charges
      The following is a roll forward of the accrual balance for Restructuring and Other Related charges for the nine month periods ended September 30, 2004 and 2003 respectively.

		Lease
	Severance	Terminations	Total

Balance January 1, 2005	$67	$2,174	$2,241
Expense	—	325	325
Payments and other	(67)	(1,072)	(1,139)

Balance September 30, 2005	$—	$1,427	$1,427

Balance January 1, 2004	$371	$1,668	$2,039
Expense	1,594	2,226	3,820
Payments and other	(1,841)	(1,876)	(3,717)

Balance September 30, 2004	$124	$2,018	$2,142

      Amounts related to lease terminations will be paid out through June 2011.
15. Cost of Computer Software to be Sold, Leased or Marketed
      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalized software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the nine months ended September 30, 2005 the Company capitalized computer software of approximately $43. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $358 and $422 for the three months ended September 30, 2005 and 2004, respectively and $1,192 and $1,265 for the nine months ended September 30, 2005 and 2004, respectively.
16. Goodwill
      Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 is as follows:

Balance January 1, 2005	$19,148
Acquisition of Fortune Infotech Limited	584
Currency translation	(396)

Balance September 30, 2005	$19,336

17. Other Income, Net
      Other income, net represents interest earned and realized gains and losses from the sale of short-term and long-term investments and cash equivalents and foreign currency transaction and translation gains and losses.
      Foreign currency fluctuations during the nine months ended September 30, 2005 and 2004 resulted in a foreign currency translation gain/(loss) of approximately $23 and ($139) respectively, from the remeasure-

ment of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.
18. Recently Issued Financial Accounting Standards
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
19. Disposition of Development Center
      On May 3, 2005, Oracle announced that it has exercised its purchase option to acquire PeopleSoft’s development center in Bangalore, India operated by the Company. The transfer of this center is expected to be completed in November, 2005, upon which the employees of the center (approximately 500 at September 30, 2005) will become employees of Oracle. Revenue generated from this development center for the Company was approximately $8,400, $4,030 and $12,139 for the year ended December 31, 2004 and the three and nine months ended September 30, 2005, respectively. Under terms of the agreement, Oracle will pay a buyout fee of approximately $1,200 and an amount equal to the book value of the net assets related to this business.
20. Contingencies
      We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business, including potential claims relating to tax liabilities for employees of foreign subsidiaries. We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any. As additional information becomes available, we adjust our assessment and estimates of such labilities accordingly.

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
      Factors that could cause or contribute to such material differences include internal control weaknesses, impact of changes in estimates on fixed price projects, variability of operating results, failure to recruit, train and retain skilled Information Technology (“IT”) professionals, exposure to regulatory, political and general economic conditions in India and Asia, short term nature and termination provisions of contracts, competition in the IT services industry, economic conditions unique to clients in specific industries, the success of the company to negotiate contract renewals at comparable terms, decline in profitability of European operations, public sector budget constraints, limited protection of intellectual property rights, foreign exchange fluctuation, and risks related to merger, acquisition and strategic investment strategy.
Overview
      We are a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. We address the most challenging technology issues companies are facing through an onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. We offer high-level subject matter expertise in the public sector industry, as well as years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, including: application maintenance and development outsourcing (AMD/O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs.
      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenue on time-and-materials engagements as the services are performed. On fixed-price engagements, we recognize revenue under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenue ratably over the applicable period. For the three month periods ended September 30, 2005 and 2004, approximately 43.0% and 41.0%, respectively, of our total revenue was generated from fixed-price engagements.
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
      In an effort to sustain our growth and profitability, we have made and continue to make investments in our infrastructure, including: (1) development centers in the United States and India; (2) system methodologies; and (3) internal systems.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures in the consolidated financial statements and accompanying notes. We regularly evaluate and discuss with our Audit Committee the accounting policies and estimates we use to prepare our consolidated financial statements. Estimates are used for, but not limited to, revenue recognition under the percentage-of-completion method, impairment assessments of goodwill and other long-lived assets, realization of deferred tax assets and other tax-related contingencies, allowance for doubtful accounts, and litigation related contingencies. These estimates are based on historical experience, project management, and various assumptions that we believe to be reasonable given the particular facts and circumstances. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results could differ significantly from these estimates under different assumptions, judgments or conditions.
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
Liquidity and Capital Resources
      As of September 30, 2005, the Company had cash and short-term investments of $67.3 million. The Company funds its operations and working capital needs through internally generated funds. Cash provided from operations in the first nine months of 2005 was $27.6 million which included the use of cash for working capital of $11.0 million.
      Investing activities used $4.7 million in cash during the first nine months of 2005 for the acquisition of Fortune Infotech and capital expenditures, partially offset by net cash receipts from the sale and purchase of short-term securities.
      To facilitate future cash flow needs, the Company has a credit facility which provides for borrowings or standby and commercial letters of credit up to $30.0 million through December 28, 2005.
      The Credit Agreement contains financial covenants which require the Company to maintain a certain interest coverage ratio, leverage ratio and a minimum total capitalization. At September 30, 2005, the Company was in compliance with these ratios. At September 30, 2005, the Company had no borrowings and $9.4 million in outstanding letters of credit under this Credit Agreement.
      Financing activities used $19.4 million in cash for the repayment of outstanding subordinated notes and the repurchase of approximately 403,000 shares of the Company’s common stock, partially offset by proceeds from the exercise of stock options.
      The Company has no off-balance sheet transactions.

Results of Operations
      Revenue and gross profit by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue
Commercial	$66,251	$59,176	$192,060	$175,647
Less intersegment	(2,302)	(156)	(5,864)	(520)

	63,949	59,020	186,196	175,127
Public Sector	27,628	24,235	83,065	69,797
India/Asia	42,535	33,647	120,130	88,401
Less intersegment	(22,934)	(20,701)	(65,232)	(58,122)

	19,601	12,946	54,898	30,279

	$111,178	$96,201	$324,159	$275,203

Gross profit (loss)
Commercial	$18,545	$16,195	$55,999	$46,834
Public Sector	3,930	4,676	16,138	8,538
India/Asia	7,400	5,807	19,869	12,559
Other	(879)	(562)	(2,280)	(1,659)

	$28,996	$26,116	$89,726	$66,272

      Revenue. Revenue was $111.2 million and $96.2 million in the third quarter of 2005 and 2004 and $324.2 million and $275.2 million for the nine months ended September 30, 2005 and 2004, respectively. Revenue from the commercial segment in the third quarter of 2005 was $63.9 million, on an increase of 8.4% over 2004 revenue of $59.0 million. For the nine months ended September 30, 2005, commercial revenue was $186.2 million, a 6.3% increase over 2004 revenue of $175.1. The increase in revenue is due principally to increased penetration within the Company’s historical customer base. During the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue at December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies and Staff Accounting Bulletin 104, the Company recognized the costs for these services but did not recognize any revenue for these services in the fourth quarter of 2004, which negatively impacted fourth quarter 2004 revenue and gross profit by approximately $3.5 million. In the first quarter of 2005, the Company received the contract which covered these services and recognized the revenue with a corresponding increase in gross profit.
      Public sector revenue increased $3.4 million from third quarter revenue of $24.2 million in 2004 and increased $13.3 million from the first nine months revenue of $69.8 million in 2004. Much of the increase in both periods is due to new projects and higher levels of hardware and software sales. Adjustments to the estimated cost to complete on certain fixed price contracts in the first nine months of 2004 in respect of which the Company recognizes income on the percentage of completion basis resulted in the Company not recognizing approximately $4.8 million of revenue in the nine months ended September 30, 2004 which would have been recognized had the estimates to complete not required adjustment. In addition, public sector revenue was also negatively impacted during 2004 by a $5.9 million adjustment related to management’s reassessment of the collectibility of outstanding billed and unbilled receivables associated with two troubled projects. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue.
      Revenue from India/Asia increased significantly in both periods over the comparable periods in 2004, reflecting the shift to a higher utilization of Indian resources on existing customer relationships, transfer of certain commercial segment customer relationships to the region as well as increased revenue from the Company’s Master Services Agreement with FIS which commenced in the second quarter of 2004.
      On May 3, 2005, Oracle announced that it has exercised its purchase option to acquire PeopleSoft’s development center in Bangalore, India operated by the Company. The transfer of this center is expected to be completed in November 2005, upon which the employees of the center (approximately 500 at September 30, 2005) will become employees of Oracle. Revenue generated from this development center for the Company was approximately $8.4 million, $4.0 million and $12.1 million for the year ended December 31, 2004 and the three and nine months ended September 30, 2005, respectively. Under terms of the agreement, Oracle will pay a buyout fee of approximately $1.2 million, and an amount equal to the book value of the net assets related to this business.
      Gross Profit. Gross profit in the third quarter of 2005 was $29.0 million or 26.1% of revenue compared with $26.1 million or 27.1% of revenue in the comparable 2004 period. Gross profit for the first nine months of 2005 was $89.7 million or 27.7% of revenue compared with a 66.3 million or 24.1% of revenue in 2004. Gross profit in the third quarter of 2005 was negatively impacted by lower margins in public sector as well as lower pricing and other concessions on certain commercial segment customers. Effective April 1, 2005, the Company also adjusted intercompany transfer prices for services rendered by India. The result was to increase India/Asia segment gross margins by $1.4 million and $2.9 million in the third quarter and first nine months of 2005, with a reduction in commercial segment and public sector segment gross margins of $1.3 million and $.1 million in the third quarter of 2005, respectively and $2.6 million and $.3 million for the first nine months of 2005, respectively. Commercial gross profit was $18.5 million and $56.0 million or 29.0% and 30% of revenue for the three months and nine months ended September 30, 2005 compared with $16.2 million and $46.8 million or 27.4% and 26.7% for the three and nine months ended September 30, 2004. The improvement in part is due to additional work performed by resources in India, partially offset by lower pricing and other concessions on certain commercial segment customers as well as the change in intercompany transfer pricing discussed above. In addition during the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for its services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies and Staff Accounting Bulletin 104, the Company recognized the costs for these services in the fourth quarter of 2004, but did not recognize the related revenue. Gross profit was negatively impacted in the fourth quarter of 2004 by approximately $3.5 million. In the first quarter of 2005, the Company received a contract which covered these services and recognized the revenue in the first quarter of 2005, with a corresponding impact in gross profit.
      Gross profit for the first nine months of 2004 was negatively impacted by the reassessment of costs of a loss contract, adjustments to estimates to the costs to complete for certain public sector contracts, as well as the adjustment of certain unbilled fixed price contract receivables in the public sector segment based on perceived collection risk. These adjustments had a negative impact of approximately $1.3 million and $10.7 million in the three months and nine months ended September 30, 2005. Gross profit for the three months and nine months ended September 30, 2005 was impacted by higher revenue from hardware and software sales which carry a lower overall gross profit than revenue from consulting services. In addition, certain projects accounted for on the percentage completion basis had adjustments to the estimated costs to complete the project which also had a negative impact on margins.
      India/Asia gross profit increased in both periods due to higher levels of activity including additional revenue from the Master Services Agreement signed with FIS in the second quarter of 2004. In addition, gross profit increased as a result of the adjustment of intercompany transfer prices as discussed above.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.7 million and $16.9 million in the third quarter of 2005 and 2004, respectively or 15.9% and 17.6% of revenue. For the nine months ended September 30, 2005 and 2004, selling, general and administrative expenses were $54.7 million and $55.8 million respectively or 16.9% and 20.3% of revenue. Included in 2005 are higher costs for professional fees related to consultation and internal auditing for the implementation of Sarbanes-Oxley Section 404 and higher costs associated with the restatement of prior year financial statements. Also included in this period is a $.3 charge for lease termination. See the Company’s 2004 Annual Report on Form 10-K for additional information surrounding the restatement. Included in selling, general and administrative costs in the third quarter of 2004 are executive severance costs of $.6 million and $.7 million in professional fees associated with the fixed asset analysis and $.4 million in professional service fees associated with the FIS/CDR transaction. In addition, the first nine months of 2004 includes $1.2 million in lease termination costs, $.7 million in professional fees associated with the fixed asset analysis and a charge of $1.0 million from the loss on disposal and obsolescence of property and equipment as further described in Note 7.
      Interest Expense. Interest expense was $.5 million in the nine months ended September 30, 2005 related to the $17.5 million in senior subordinated notes issued in connection with the FIS/CDR transaction (Note 2) and fees in connection with a credit agreement (Note 12). The senior subordinated notes were repaid in July 2005.
      Other Income, Net. Other income, net represents interest earned and realized gains and losses from the sale of short-term investments and cash equivalents and foreign currency transaction and translation gains and losses.
      Provision for Income Taxes. The effective tax rate in the third quarter and first nine months of 2005 was 27.9% and 22.5%, respectively. The tax rate in the third quarter was impacted by the reversal of previously recorded valuation allowances of $.4 million that were no longer required. In addition, the nine month tax rate was impacted by the reversal of previously recorded tax reserves of $3.2 million due to the expiration of the statute of limitations for the tax years the reserves related to as well as a charge of $.5 million for the reversal of deferred tax assets due to an enacted law change in the State of Ohio which will reduce the amount of net operating losses that the Company will be able to utilize in future periods.
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

Commitments, Contingencies and Potential Liability to Clients
      The Company is, from time to time, party to ordinary, routine tax and legal proceedings, claims and litigation incidental to the Company’s business, including potential claims relating to tax liabilities for employees of foreign subsidiaries. After discussion with its tax and legal counsel, the Company does not believe that the ultimate resolution of any existing matter will have a material adverse effect on its financial condition, results of operations or cash flows.
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

Foreign Exchange Risk
      Foreign currency fluctuations during the nine months ended September 30, 2005 and 2004 resulted in a translation gain (loss) of approximately $23 and $(139), respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. The Company may use derivatives from time to time to hedge against foreign currency fluctuations. The Company had no outstanding derivative position as of September 30, 2005 or December 31, 2004. The Company does not speculate in foreign currency.

Interest Rate Risk
      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $67.3 million as of September 30, 2005. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2005 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed below.
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
      Revenue Contract Accounting. In the first quarter of 2005, the Company engaged in a thorough process to organize and catalogue its customer contracts in preparation of the integration of its contract information into a module of its ERP system. This process confirmed that measures implemented by the Company at the end of the second quarter of 2004 had strengthened the Company’s revenue recognition processes by requiring that contract documentation for new engagements be presented to and/or confirmed by the Legal Department prior to recognition of revenue for that contract. There are still improvements required, however, to strengthen the design of the Company’s process to capture and validate the contractual terms which impact the Company’s recognition of revenue. In conjunction with the contract organization process and in preparation of the year-end consolidated financial statements, management reviewed substantially all of its contracts that contain a fee limitation cap to confirm that revenue recognized did not exceed the fee limitation cap. It was through this process that the revenue adjustment associated with the contract disclosed in Note 22 of the consolidated financial statements in the 2004 Form 10-K, was identified and recorded during the fourth quarter closing process. The Company is continuing to develop procedures to improve the flow of information between its legal, finance and field operations, which procedures will include:

•	Quarterly verification that contractual documentation exists to support revenue recognized in the applicable reporting period;

•	Integration of the Company’s contract repository into a module of the Company’s ERP system; and

•	Enhancement of the Company’s ERP system to track fee limitation caps.
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
      Net Property and Equipment: At the conclusion of a physical inventory process undertaken by the Company in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use. This process resulted in a restatement of previously issued financial statements for 2003, 2002, and 2001 and in the Company reporting a material weakness related to the Company’s recording and tracking of fixed assets in its Form 10-Q for the quarter ended March 31, 2004. Additionally, as part of the year-end closing process, management discovered that a consolidating entry to properly record inter-company property and equipment transactions on the balance sheet at December 31, 2003, and at quarterly balance sheets through September 30, 2004, was classified within accumulated comprehensive income in error. This balance sheet misclassification has been corrected in the financial statements for the prior period. Since June 2004, the Company has successfully accomplished the following items of its plan to strengthen accounting for its fixed assets:

•	Development of a policy and procedure manual regarding the recording, tracking and depreciation of fixed assets;

•	Addition of a new resource in the information technology staff who is responsible for equipment tracking;

•	Periodic physical inventories of fixed assets including one completed at year-end 2004 which resulted in no material subsequent adjustments. Management will continue the periodic physical inventory process in 2005; and

•	Implementation of a transaction level fixed asset module within the Company’s ERP system to integrate the tracking of its fixed assets.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      As previously disclosed, the Company’s prior independent registered public accounting firm has notified the Company that it received a letter from the Securities and Exchange Commission (“SEC”) dated October 22, 2004 requesting certain information about the Company relating to the period January 1, 2001 to the present. On April 14, 2005, the Company received a subpoena for the production of documents from the Midwest Regional Office of the SEC regarding an investigation the SEC has commenced captioned In the matter of Covansys Corp. (C-03825). The Company is cooperating to the fullest extent possible in the production of the requested documents.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The Company did not sell any unregistered securities during the quarter ended September 30, 2005.

(c)	Repurchases of Company Stock
The Company has a previously disclosed stock repurchase plan. During the quarter ended September 30, 2005 the Company had the following activity:

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares (or Units)	Shares (or Units)
	Total Number of	(b)	Purchased as Part of	that May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs

July 2005	—	—	—	2,161,824
August 2005	—	—	—	2,161,824
September 2005	—	—	—	2,161,824
Item 6. Exhibits
(a) Exhibits

Number	Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Dated: October 27, 2005

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