Form 10-Q/A
period 2005-03-31
COVANSYS CORP
filed 2005-11-10
CIK 1028461

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

Explanatory Note
      The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Covansys Corporation (“the Company”) for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission is to reflect the correction of the Company’s Certification Pursuant to Sarbanes-Oxley Act Section 302.

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
Dated: November 10, 2005