Form 10-Q/A
period 2005-09-30
COVANSYS CORP
filed 2005-11-10
CIK 1028461

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒          No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value	37,345,924
(Class of Common Stock)	(Outstanding as of October 20, 2005)

Explanatory Note
       The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Covansys Corporation (“the Company”) for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission is to reflect the correction of the Company’s certification pursuant to Sarbanes-Oxley Act Section 302.

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

24