Form 10-K
period 2005-12-31
COVANSYS CORP
filed 2006-03-08
CIK 1028461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

     Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐          No ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐          No ☑

     The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was $226,082,630.

     The number of shares outstanding of the registrant’s common stock as of February 15, 2006 was 37,431,625.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement of the Registrant for its 2006 Annual Meeting of Shareholders to the extent expressly so stated, are incorporated by reference into Part III of this Report.

COVANSYS CORPORATION AND SUBSIDIARIES

FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I

Item 1.	Business

Summary

      Incorporated in 1985, Covansys Corporation is a global technology services company with a focus on industry-specific solutions, strategic outsourcing and integration services. We address the most challenging technology issues companies are facing through an onsite, offsite, offshore delivery model that helps our clients achieve rapid deployment, world-class quality and reduced costs.

      Covansys offers flexible, cost-effective project delivery capabilities by providing our clients a choice among any combination of the following options: (1) onsite at the client facility; (2) offsite at one of our development facilities in North America; or (3) offshore at one of our development facilities in India which have been successfully operating since 1992. Our ability to deliver services globally is enhanced by our local account management and recruiting infrastructure, consisting of a geographically dispersed network of worldwide offices and client executives. Our infrastructure allows us to act as a local partner, becoming an integral member of a client’s technology team. This infrastructure and local account management structure demonstrates our commitment to each market and enhances our ability to attract locally based clients and consultants.

      Covansys’ broad range of technical skills, commitment to delivery and industry-specific solutions have attracted and retained hundreds of satisfied clients. Currently, Covansys provides services to a broad spectrum of clients in a variety of industries including financial services, retail and distribution, manufacturing, healthcare, public sector, and telco/ utilities/ transportation.

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

      Our standing in the financial services sector was strengthened in 2004 through the Master Services Agreement the Company entered with Fidelity Information Services, Inc. (“FIS”), a subsidiary of Fidelity National Financial, Inc. The relationship with FIS, a related party as noted below, demonstrates Covansys commitment to the financial services clients and has provided us with new opportunities for continued growth in this area.

      Covansys recognized early on that quality was a critical priority and has had its quality assurance rated by the top organizations through the years. Covansys India has earned all three of the gold standards of quality assurance for software development: Level 5 of the People Capability Maturity Model (SEI-PCMM®), Level 5 of the SEI-CMM® and ISO 9001:2000.

      In 2005 Covansys, through its wholly-owned subsidiary Covansys India Limited, acquired 95% of the outstanding voting shares of Fortune Infotech Limited. Fortune Infotech Limited, with principal offices in Vadodara, India, is an experienced provider of offshore outsourcing solutions. Also in 2005, Covansys acquired all of the outstanding voting stock of Technology Service Partners, Inc., an experienced technology staffing organization located in Jacksonville, Florida.

      In 2004, Covansys entered into a Stock Purchase Agreement with FIS and a Recapitalization Agreement with a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Shareholder”). The transactions are more fully discussed in Note 2 of the Consolidated Financial Statements. The Recapitalization Agreement with the CDR Shareholder restructured the ownership interest in the Company that the CDR Shareholder had acquired in 2000.

      Covansys augmented its public sector practice, particularly in the insurance area, in 2002 through the acquisition of PDA Services, Inc. (“PDA”). PDA has allowed Covansys to become a market leader in the development, implementation and maintenance of systems for states required to meet federal tracking and reporting mandates of the Women, Infants & Children (WIC) Program, servicing agent activities for the National Flood Insurance program administered by the Federal Emergency Management Agency, and Business Process Outsourcing.

      In the first quarter of 2006, the Company entered into an agreement to sell the net assets of its state and local consulting practice, included in the Public Sector segment for reporting purposes, in order to focus on serving clients in the commercial sector. (See Note 22)

Segment Information

      Information regarding our segments, including geographic information, appears in Note 17 of the Consolidated Financial Statements. In 2005, the chief operating decision-maker realigned certain portions of the business and the operating segments reducing the number of reported segments in prior years from four operating segments and other to two operating segments and other. The four operating segments reported in prior years were Commercial, India/Asia, Public Sector and Europe. These operating segments have been realigned into two operating segments-Commercial and Public Sector.

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

Strategy

      Covansys’ strategy has been to focus on its core competencies and to deliver high quality solutions to its clients. The Company offers specific solutions designed for targeted vertical markets which rely heavily upon systems integration and/or outsourcing services. These solutions are primarily offered in the financial services, retail and distribution, manufacturing, healthcare, public sector, and telco/utilities/transportation sectors.

      Consistent with this strategy, Covansys has developed proprietary software and solution frameworks to meet its clients’ needs. In all industries — whether or not an industry specific solution has been developed — Covansys offers customizable outsourcing and integration services. Covansys’ strategic outsourcing offerings include application maintenance and development outsourcing (AMD/O), full outsourcing, and business process outsourcing/information technology enabled services (BPO/ITES). Integration services include customer development, e-business solutions, data warehousing, legacy modernization, packaged software implementation, upgrades and enhancement and document management. Expenditures to develop our proprietary software in the last three years have not been material.

      In the first quarter of 2006, the Company entered into an agreement to sell the net assets of its state and local consulting practice, included in the Public Sector segment for reporting purposes, in order to focus on serving clients in the commercial sector. (See Note 22)

      Core to Covansys’ strategy is its ability to offer clients the flexibility of opting to have services delivered onsite, offsite, or offshore to optimally manage business needs with cost structures while mitigating risks.

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

Human Resources

      Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. Our strategy for achieving “career-based employment” includes career planning, thorough initial and ongoing training, allocation of assignments in accordance with employee skills and career objectives and a comprehensive benefits package. This package includes a company-matched 401(k) plan, health, dental and vision insurance, preventative medical, short-term disability insurance, a flexible spending account and tuition reimbursement. We also grant stock options as part of our recruitment and retention strategy.

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

      Our consultants typically have Bachelor’s or Master’s degrees in Computer Science, Engineering or other technical disciplines. As of December 31, 2005, we had approximately 6,800 employees comprised of 6,400 Information Technology (“IT”) professionals and approximately 400 general and administrative personnel. As of December 31, 2005, we also had approximately 500 independent contractors working on client engagements.

      We have employee training centers in a variety of locations in the United States and in India. Between projects and after business hours, our IT professionals may receive training on a variety of technology platforms. We provide over 1,500 courses on our computer-based training system, which is available 24 hours a day, 7 days a week. We have access licenses to over 1,300 titles in technical coursework. In addition to technical skills in a variety of programming languages, we offer courses in methodology and business skills. Approximately 300 of our project managers are PMP (Project Management Professionals) certified as assessed by the Project Management Institute.

Available Information

      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at http://www.covansys.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors

      Listed below are certain risk factors associated with Covansys. The impact of any risk factor listed below, or combination of factors listed below, could materially and adversely affect our future revenue and earnings which could in turn adversely affect the quoted market price of the Company’s publicly-traded securities.

Changes in Estimates Could Effect the Profitability of Our Fixed Price Projects

      Covansys realized approximately 42% of its 2005 revenue from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 14% of revenue was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis.

      Changes in estimated costs to complete as a result of the subjectivity inherent in estimating the costs to complete could be unfavorable and change our estimates of the ultimate profitability on these projects. These projects generally contain payment terms that are tied to the successful achievement of delivered milestones. These milestones frequently require a substantial level of work and thus expose the Company to large unbilled balances. The ultimate payment of these balances is dependent on the acceptance of the deliverables contractually agreed to relative to each milestone.

Internal Control Weaknesses Could Effect the Reliability of Our Financial Statements

      In our 2004 Form 10-K, management disclosed various material weaknesses in our internal control environment. We effectively remediated these weaknesses and details of the remediation efforts are disclosed in Item 9A of this Form 10-K. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2005, our internal control environment is effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control environment is not effective, we may be required to change our internal controls to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to sanctions by regulatory authorities. Also, if we identify areas of our internal control environment that require improvement, we could incur additional expenses to implement enhanced processes and controls to address such issues. Any such events could adversely effect our financial results and/or may result in a negative reaction in the stock market.

Our Operating Results are Difficult to Predict Because They Vary from Quarter to Quarter

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

      Because a high percentage of our expenses are fixed, such as personnel and facilities costs, a variation in revenue may cause a significant variation in our quarterly operating results and could result in losses.

Failure to Recruit, Train and Retain Skilled Resources Could Increase Costs or Limit Growth

      Our continued success depends upon our ability to attract, develop, motivate and retain highly skilled IT professionals and project managers with the necessary technical skills and experience who may be in high demand worldwide. We cannot be certain that we will be able to attract or retain the IT professionals that we seek.

Our Agreement to Sell the State and Local practice of Our Public Sector Business May Not Close

      The Company’s agreement signed in March 2006 to sell the state and local practice of our public sector business is contingent on the Company’s ability to meet certain closing conditions, including the assignment of contracts to the buyer. In the event that those closing conditions are not met, the agreement will be terminated and the transaction will not close. The failure to close this transaction could adversely affect the Company’s relationships with its customers and its ability to sell work to these and other public sector customers in the future. In addition, the Company may encounter employee attrition in connection with the transaction which may impact its ability to complete existing projects.

We are Exposed to Regulatory, Political and General Economic Conditions in India and Asia that Differ from Those in the United States

      Revenue generated by our India and Asia operations, as calculated on a full attribution basis, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States and Europe accounted for approximately 30% of our 2005 revenue. In addition, over 67% of our workforce is located in India and Asia. We benefit directly from certain incentives provided by the Indian government to encourage foreign investment, including tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. If the Indian government changes any of these incentives, it could negatively impact the profitability of our Indian operations.

      Changes in interest rates, inflation rates, tax rates and policies, or other social, political, economic or diplomatic developments affecting India in the future could have an adverse effect on our business.

      Our foreign operations are subject to currency exchange rate fluctuations, foreign exchange restrictions and related issues that may adversely impact our operating results. In addition, if we fail to manage our geographically dispersed operations we may not meet our financial objectives.

Our Contracts are Short-Term and Contain Termination Provisions that Exposes Us to Greater Variability in Revenue

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

We Operate in Highly Competitive Markets That Could Effect Our Profitability

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

We Frequently Need to Negotiate Contract Renewals on Comparable Terms to Maintain Our Profitability

      Contracts continually expire and must be renegotiated or rebid. Due to the competitive nature of our industry and variable economic status of our clients, we may experience difficulty in negotiating terms comparable to current or recently expired contracts.

Public Sector Budget Constraints Could Effect Our Profitability

      Contracts with state and local government clients generated approximately 25% of our revenue during the year ended December 31, 2005. Our public sector clients are experiencing significant budget constraints which could result in a decrease in the amount of business generated in the future by these customers.

We Have Limited Protection of Our Intellectual Property Rights

      Our success depends in part upon certain of our solutions and methodologies that we utilize in providing IT services to our clients. We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property and/or perform services. However, these may not be adequate to protect our rights or those of our customers.

Our Services May Infringe Upon the Intellectual Property Rights of Others

      We cannot be sure that our services do not infringe on the intellectual property rights of others, and we may have infringement claims asserted against us. These claims may harm our reputation, cost us money and prevent us from offering some services. In some contracts, we have agreed to indemnify, and may in the future agree to indemnify, our clients for certain expenses or liabilities resulted from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities may be greater than the revenue we receive from the customer. While there are no current claims as of this date, any claims or litigation in this area may be costly and result in large awards against us and, whether we ultimately win or lose, could be time-consuming, may injure our reputation, may result in costly delays or may require us to enter into royalty or licensing arrangements. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license the proprietary rights we require on a timely basis, our ability to use certain technologies, products and services may be limited, and our business may be harmed.

We May Face Legal Liabilities and Damage to our Professional Reputation From Claims Made Against Our Work.

      Many of our engagements involve projects that are critical to the operations of our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts that are designed to limit our exposure to legal claims relating to our services and the applications we develop may not protect us or may not be enforceable under some circumstances or the laws of some jurisdictions. We have experienced liability claims in the past that have resulted in litigation expenses and payments for settlements. Because of the nature of our business, we may have claims asserted against us in the future. Moreover, as a consulting firm, we depend to a large extent on our relationships with our clients and our reputation to attract and retain clients and employees. As a result, claims alleged by clients may be more damaging in our industry than in other businesses.

We May Fail to Properly Manage Acquisitions and Strategic Investments

      We have expanded, and plan to continue to expand our operations through acquisitions of additional businesses.

      Acquisitions involve a number of special risks, including:

•	Diversion of management’s attention;

•	Failure to retain key personnel of the acquired business:

•	Assumption of unanticipated legal liabilities and other problems; and

•	Difficulties in integrating systems, operations and cultures

Item 1B.	Unresolved Staff Comments

      None.

Item 2.	Properties

      We lease office space throughout the world and our headquarters is located in Farmington Hills, MI. Currently, our facilities are adequate for our needs.

      We have principal offices in the following locations:

Commercial		Public Sector

North America	International	North America	Other

Schaumburg, IL	Bangalore, India	Columbus, OH	Farmington Hills, MI
Jacksonville, FL	Brussels, Belgium	Lake Oswego, OR
Montreal, Canada	Chennai, India	Lenexa, KS
Santa Clara, CA	London, UK	Marietta, GA
	Madrid, Spain	Overland Park, KS
Mumbai, India
Munich, Germany
Rome, Italy
Singapore
Vadodara, India

Item 3.	Legal Proceedings

      We are, from time to time, involved in litigation and various legal matters that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of the pending matters will have a material adverse effect on our financial condition, results of operations, or cash flows. We believe that we have adequate defenses against the legal allegations levied against us and intend to defend these matters vigorously.

      As previously disclosed, the Company’s prior independent registered public accounting firm has notified the Company that it received a letter from the Securities and Exchange Commission (“SEC”) dated October 22, 2004 requesting certain information about the Company relating to the period January 1, 2001 to the present. On April 14, 2005, the Company received a subpoena from the Midwest Regional Office of the SEC regarding an investigation the SEC has commenced captioned “In the matter of Covansys Corp. (C-03825)”. The investigation has involved the production of various documents. The depositions of current and former employees have been scheduled. The Company is cooperating to the fullest extent possible in the investigation and at the present time it is not possible to predict with any degree of accuracy how this matter will develop, or how and when it will be resolved.

      On April 8, 2005, Covansys received service of a lawsuit captioned “Leon S. Segen, derivatively on behalf of Covansys Corporation versus CDR-Cookie Acquisition, L.L.C., Clayton, Dubilier & Rice Fund VI Limited Partnership, CD&R Associates VI Limited Partnership, CD&R Investment Associates VI, Inc., and Covansys Corporation”. The case was filed in the U.S. Southern District court for the Southern District of New York case no. 05CV3509 and sought recovery under Section 16(b) of the Securities and Exchange Act of 1934 to obtain disgorgement of profits of CD&R related to the recapitalization transaction consummated with the CD&R entities in September 2004. On February 2, 2006 the District court dismissed the case with prejudice. The plaintiff subsequently appealed this determination to the United States Court of Appeals for the Second Circuit on February 15, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported on the NASDAQ National Market at the close of each quarter:

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2005:
First Quarter	$14.95	$11.31
Second Quarter	$15.70	$9.36
Third Quarter	$16.88	$12.71
Fourth Quarter	$16.90	$13.51
Year Ended December 31, 2004:
First Quarter	$12.20	$9.82
Second Quarter	$16.01	$8.62
Third Quarter	$11.75	$7.00
Fourth Quarter	$15.87	$10.66

      As of February 15, 2006, there were 509 shareholders of record of our common stock.

      Since our initial public offering in March 1997, we have not paid cash dividends on our common stock. We currently anticipate that all of our earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

      The Company did not repurchase any shares during the fourth quarter of 2005.

Item 6.	Selected Financial Data

      The selected financial data presented below for each of the five years in the period ended December 31, 2005, are derived from our Consolidated Financial Statements and related Notes thereto. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto included in this Form 10-K.

	Years Ended December 31,

	2005(a)	2004(b)	2003	2002(c)(d)	2001(e)

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$434,120	$374,373	$378,630	$383,053	$404,734
Cost of revenue	316,109	281,114	286,183	284,427	290,658

Gross profit	118,011	93,259	92,447	98,626	114,076
Selling, general and administrative expenses	72,097	72,342	82,731	97,957	115,774
Restructuring, merger costs and other	—	—	—	—	23,665

Income (loss) from operations	45,914	20,917	9,716	669	(25,363)
Interest expense	495	245	—	—	—
Other income, net	3,507	1,317	1,781	4,110	5,531

Income (loss) before provision (benefit) for income taxes	48,926	21,989	11,497	4,779	(19,832)
Provision (benefit) for income taxes	11,388	4,485	1,378	886	(7,211)

Net income (loss)	37,538	17,504	10,119	3,893	(12,621)
Convertible redeemable preferred stock dividends	—	(3,221)	(4,433)	(4,298)	(4,265)
Loss on redemption of convertible redeemable preferred stock	—	28,674	—	—	—

Net income (loss) available for shareholders	37,538	(14,391)	5,686	(405)	(16,886)
Amounts allocated to participating preferred shareholders	—	—	(1,385)	—	—

Net income (loss) available to common shareholders	$37,538	$(14,391)	$4,301	$(405)	$(16,886)

Earnings (loss) per share
Basic	$1.00	$(.48)	$.16	$(.01)	$(.59)

Diluted	$.99	$(.48)	$.16	$(.01)	$(.59)

Basic weighted average shares	37,364	29,971	26,975	27,734	28,704
Dilutive effect of options	596	(A )	229	—	—
Convertible redeemable preferred stock	—	(A )	(A )	(A )	(A )

Diluted weighted average shares	37,960	29,971	27,204	27,734	28,704

(A)	Anti-dilutive

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and short term investments	$81,362	$71,250	$127,475	$101,551	$123,794
Working capital	144,910	112,433	187,528	163,110	185,858
Total assets	271,261	248,802	314,871	304,936	297,099
Revolving credit facility and long-term debt	—	—	—	—	—
Convertible redeemable preferred stock	—	—	168,655	164,222	159,924
Total shareholders’ equity	207,860	174,191	87,726	78,565	84,192

(a)	In September and December, 2005 we acquired 95% of the voting stock of Fortune Infotech Limited (“Fortune”), located in Vadodara, India, in two separate transactions. Also, in November, 2005 we acquired all of the voting stock of Technology Service Partners, Inc. (“TSPI”), located in Jacksonville, FL. Both acquisitions were accounted for by the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements since their dates of acquisition. See Note 6 to the Consolidated Financial Statements.

(b)	In April 2004, we entered into a Stock Purchase Agreement with Fidelity Information Services, Inc. (“FIS”), a subsidiary of Fidelity National Financial, Inc. and a Recapitalization Agreement with a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (“CDR”) to restructure CDR’s stock ownership. See Note 2 to the Consolidated Financial Statements.

(c)	On May 31, 2002 we acquired all of the capital stock of PDA Software Services, Inc. (“PDA”). This acquisition was accounted for by the purchase method of accounting and, accordingly, the operating results of PDA have been included in the consolidated financial statements since the date of acquisition.

(d)	The Company adopted SFAS 142 effective January 1, 2002 and ceased amortizing goodwill. The Company completed the transitional goodwill impairment testing as required by SFAS 142, during 2002. These evaluations indicated that goodwill was not impaired.

(e)	Fiscal year 2001 restructuring, merger costs and other consists of approximately $14.7 million related primarily to the disposal of an equity investment and related note receivable based on management’s determination that this investment no longer fit the strategic direction of the Company; approximately $7.3 million of costs associated with our organizational restructuring, including severances and lease terminations; and approximately $1.7 million in legal and advisory fees related to discontinued acquisition discussions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in Item 8 of this Form 10-K. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such material differences include impact of changes in estimates on fixed price projects, internal control weaknesses, variability of operating results, failure to recruit, train and retain skilled IT professionals, our agreement to sell the state and local practice of our Public Sector business may not close, exposure to regulatory, political and general economic conditions in India and Asia, short term nature and termination provisions of contracts, competition in the IT services industry, economic conditions unique to clients in specific industries, the success of the Company to negotiate contract renewals at comparable terms, public sector budget constraints, limited protection of intellectual property rights, infringement by our services on the property rights of others, legal liability and damage to our professional reputation from claims made against our work, and risks related to merger, acquisition and strategic investment strategy.

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

      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenue on time-and-materials engagements as the services are performed and after we have a signed contract. On fixed-price engagements, we recognize revenue under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenue ratably over the applicable period. For the years ended December 31, 2005, 2004 and 2003 approximately 42%, 40%, and 42%, respectively, of our total revenue was generated from fixed-price engagements.

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

      In 2004, Covansys entered into a Stock Purchase Agreement with FIS and a Recapitalization Agreement with a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Shareholder”). The transactions, which are more fully discussed in Note 2 of the Consolidated Financial Statements. The Recapitalization Agreement with the CDR Shareholder restructured the ownership interest in the Company that the CDR Shareholder had acquired in 2000.

      In March 2006, the Company entered into an agreement to sell the assets and certain liabilities of its state and local consulting practice, which is included in the Public Sector segment for reporting purposes, for up to $40 million. The state and local consulting practice had the following results for the years ended December 31, 2005 and 2004:

	Year Ended
	December 31,

	2005	2004

	(in thousands)
Revenue	$75,741	$62,994
Gross profit	10,212	3,389
Income (loss) from operations	2,793	(6,797)

      The income (loss) from the state and local practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.

      The agreement, which is contingent on the Company’s ability to meet certain closing conditions, also requires the Company to provide a certain level of services to the buyer from its operations in India at below market rates through the end of 2007. Until such time as the transaction closes, it is not possible for the Company to determine whether the sale of the business will qualify for discontinued operations reporting.

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

      For our contracts to design, develop or modify complex information systems based upon the client’s specifications, we recognize revenue on a percentage of completion basis in accordance with Statement of Position 81-1. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. This method is followed where reasonably dependable estimates of revenue and cost can be made. Estimates of total contract revenue and cost are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.

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

      Revenue is allocated among the elements based on the relative fair values of the elements and are recognized in accordance with our policies for the separate elements unless, as required by Staff Accounting Bulletin No. 104, the undelivered elements are essential to the functionality of the delivered elements. In circumstances where an undelivered element is essential to the functionality of the delivered element, no revenue is recognized for the delivered element until the undelivered element is delivered.

      Retainages, which are not material for any of the periods presented, are included in revenue earned in excess of billings in the accompanying consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts.

      Impairment of Long-Lived Assets. We review the recoverability of our long-lived assets, including property and equipment when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from expected future pre-tax cash flows of the related asset group or operating segment. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

      Computer Software. We perform research to develop software for various business applications. The cost of such research is charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized in accordance with SFAS 86 “Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material for the years ended December 31, 2005, 2004 and 2003.

      Goodwill. Goodwill represents the excess of purchase price over the net tangible and identifiable intangible assets related to businesses acquired. The Company continually evaluates whether events and circumstances have occurred that indicate the recorded amount of goodwill may warrant revision or that the remaining balance may not be recoverable. The Company tests for impairment of its reporting units by comparing fair value to carrying value. Fair value is determined using a discounted cash flow methodology. The results of the Company’s annual impairment analysis concluded that no impairment existed at December 31, 2005.

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

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income. The Company utilized domestic net operating loss carryforwards during 2005. The effective tax rate was 23.3% for the full year 2005. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

      As of December 31, 2005, we had cash and short-term investments totaling $81.4 million. We generally fund our operations and working capital needs through internally generated funds. Cash provided by operating activities was $51.7 million, $39.4 million, and $35.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The significant increase in cash flow was due to an increase in earnings of $20.0 million offset partially by $6.0 million increase in cash used for accounts receivable and revenue earned in excess of billings. Restructuring, merger and other related charges used $1.5 million, $2.7 million and $4.7 million of operating cash for the years ended December 31, 2005, 2004 and 2003, respectively.

      The principal use of cash for investing activities during the three years ended December 31, 2005 was for the purchase of property and equipment, primarily as part of the development and enhancement of our offshore software development centers and the purchase of short-term investments. Additionally, we used approximately $7.0 million for two business acquisitions in 2005.

      To facilitate future cash flow needs, the Company has a credit agreement which provides for borrowings or standby and commercial letters of credit up to $75.0 million through December 28, 2010.

      The credit agreement contains financial covenants which require the Company to maintain a certain leverage ratio and a minimum total capitalization. At December 31, 2005, the Company was in compliance with these ratios. At December 31, 2005, the Company had no borrowings and $9.4 million in outstanding letters of credit under this Credit Agreement.

      Net cash used in financing activities was $18.8 million, $86.3 million and $.6 million in 2005, 2004, and 2003, respectively. The primary use of cash in 2005 was $17.5 million for the redemption of subordinated notes issued in 2004 in connection with the recapitalization. In 2004 the redemption of the convertible redeemable preferred stock and warrants used $179.1 million of cash which was partially funded from the proceeds from the issuance of common stock, principally from FIS and proceeds from the exercise of stock options of $95.3 million. See Note 2 to Consolidated Financial Statements for further details concerning the recapitalization. A significant use of cash in financing activities was for the repurchase of our Common Stock. During 2005, 2004 and 2003, we repurchased 415,700, 253,100 and 557,200 shares, respectively, of our Common Stock, for $4.8 million, $2.4 million and $1.5 million, respectively.

      Most of our revenue is billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. In 2005, foreign currency translation and transaction gains were $.4 million. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency.

      Inflation did not have a material impact on our revenue or income from operations in fiscal years 2005, 2004 and 2003.

      Covansys has no off-balance sheet transactions.

      The following table presents a summary of payments due for our contractual obligations for operating leases as of December 31, 2005:

Period After December 31, 2005

		Within
	Total	1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

	(In thousands)
Operating leases	$41,328	$7,504	$11,290	$6,216	$16,318

      The Company anticipates that it will use cash on hand to pay its contractual obligations in 2006.

Results of Operations

      The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

	Years Ended December 31,

	2005	2004	2003

Revenue	100.0%	100.0%	100.0%
Cost of revenue	72.8	75.1	75.6

Gross profit	27.2	24.9	24.4
Selling, general and administrative expenses	16.6	19.3	21.8

Income from operations	10.6%	5.6%	2.6%

      Revenue and gross profit by segment is as follows:

	Years Ended December 31,

	2005	2004	2003

Revenue —
Commercial	$334,806	$287,574	$273,240
Less intersegment	(6,949)	(5,052)	(7,246)

	327,857	282,522	265,994
Public Sector	106,263	91,199	112,913
Other	—	652	(277)

	$434,120	$374,373	$378,630

Gross profit —
Commercial	$101,735	$85,702	$74,707
Public Sector	19,288	10,718	21,666
Other	(3,012)	(3,161)	(3,926)

	$118,011	$93,259	$92,447

2005 Compared with 2004

      Revenue. Revenue in 2005 was $434.1 million, an increase of $59.7 million or 16.0% from $374.4 million in 2004. Both commercial and public sector saw increases in revenue in 2005 over 2004 amounts. Commercial revenue in 2005 includes $3.5 million from work performed in 2004 after the Company had reached the authorized spending limit on a time and materials contract. The Company received the contract which covered these services in 2005 and recognized the revenue in 2005. The Company also benefited from a full year of revenue from work performed under a Master Services Agreement with FIS as well as an increase in the level of hardware and software sales.

      Commercial revenue increased 16.0% to $327.9 million in 2005 from $282.5 million in 2004. The increase results from additional work performed under the Company’s Master Services Agreement with FIS of approximately $12.2 million as well as the addition of other new clients. During the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue at December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies and Staff Accounting Bulletin 104, the Company recognized the cost for these services but did not recognize any revenue for these services in the fourth quarter of 2004, which negatively impacted fourth quarter 2004 revenue and gross profit by about $3.5 million. In the first quarter of 2005, the Company received the contract which covered these services and recognized the revenue with a corresponding increase in gross profit.

      On May 3, 2005, Oracle announced that it had exercised its purchase option to acquire PeopleSoft’s development center in Bangalore, India operated by the Company. The transfer of this center was completed in November 2005, upon which the employees of the center (approximately 430) became employees of Oracle. Revenue generated from this development center for the Company was approximately $13.4 million and $8.4 million for the years ended December 31, 2005 and 2004. Under terms of the agreement, Oracle is required to pay a buyout fee of $1,000 and an amount which approximates the book value of the net assets of the business. In accordance with the terms of the agreement, Oracle has paid 80% of the amount owned as of December 31, 2005. The Company anticipates receipt of the remaining proceeds by the end of the first quarter of 2006.

      Public sector revenue increased 16.5% to $106.3 million in 2005 from $91.2 million in 2004. Public sector revenue increased due to an increase in hardware and software sales of approximately $6.5 million as well as revenues from projects which commenced in 2005. During 2004, revenue was negatively impacted by adjustments to fixed price projects of $5.5 million related to our assessment of the collectibility of outstanding billed and unbilled receivables associated with two troubled projects. In accordance with the applicable percentage of completion accounting, we reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue.

      Subsequent to December 31, 2005, the Company received a notification from two of its Public Sector customers that they were terminating their contracts with the Company prior to the completion of all of the deliverables under the contracts. At December 31, 2005 the Company has recorded receivables and revenue in excess of $2.2 million related to these customers. The Company and the customers are currently in negotiations concerning the resolution of these outstanding receivables and the Company has recorded no reserves for such amounts, if any, which may not be paid.

      Gross Profit. Gross profit for 2005 was $118.0 million or 27.2% of revenue compared with $93.3 million or 24.9% of revenue for 2004. Gross profit increased both in terms of dollars and as a percent of revenue in 2005 due to the aforementioned revenue recognized in 2005 for work performed in 2004, the reduction in adjustments related to fixed price projects, the higher utilization of domestic and offshore resources in 2005 partially offset by lower pricing and other concessions to certain customers. Gross profit in the fourth quarter of 2005 was negatively impacted by $.9 million due to the accrual of previously unrecognized employee benefits for certain employees of our Indian operations.

      Commercial gross profit was $101.7 million or 31.0% of revenue in 2005 compared with $85.7 million or 30.3% of revenue in 2004. The improvement in gross profit is due to aforementioned revenue and related gross profit recognized in 2005 for work performed in 2004. The Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for its services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies and Staff Accounting Bulletin 104, the Company recognized the costs for these services in the fourth quarter of 2004, but did not recognize the related revenue. Gross profit was negatively impacted in the fourth quarter of 2004 by approximately $3.5 million. In the first quarter of 2005, the Company received a contract which covered these services and recognized the revenue in the first quarter of 2005, with a corresponding impact in gross profit. Gross profit also benefited from a higher utilization of offshore resources as well as higher utilization rates, partially offset by lower pricing and other concessions to certain customers.

      Public sector gross profit increased $8.6 million in 2005 over 2004 amounts. Gross profit as a percentage of revenue was 18.2% in 2005 as compared with 11.8% in 2004. Gross profit in 2005 benefited from higher revenue from projects which commenced in 2005 as well as higher revenue from hardware and software sales. As a percentage of revenue, however, hardware and software sales have a lower gross profit percentage than traditional consulting revenue. Gross profit in 2005 was also impacted by adjustments to estimates to complete for certain contracts. Management has implemented new procedures and requirements with respect to this estimation process in 2005 to help minimize the impact of any such adjustments in the future.

      Gross profit in 2004 was negatively impacted from negative gross profit on challenged projects as well as competitive pricing pressures. Actions were taken to address the remaining challenged project.

      Selling, General and Administrative. Selling, general and administrative expenses (SGA) in 2005 were flat as compared with 2004 amounts. Included in 2004 amounts are approximately $7.8 million in costs related to Sarbanes-Oxley, professional fees related to the recapitalization transaction and restatement of financial statements, lease termination costs, severance, impairment charges and loss on disposal and obsolescence of property and equipment.

      SGA expenses in 2005 included costs related to Sarbanes-Oxley, professional fees related to the restatement of financial statements, costs related to remediation of material weaknesses in internal control including increased infrastructure costs, costs incurred in connection with the SEC investigation as well as increases in personnel costs to improve skill sets to support the revenue growth of the Company.

      Income from Operations. Income from operations increased from $20.9 million in 2004 to $45.9 million in 2005.

      Commercial income from operations increased $12.0 million to $74.8 million in 2005. The improvement is due to higher revenue and gross profit driven by a higher utilization of both domestic and offshore resources, as well as the revenue adjustments previously discussed.

      Public sector income from operations increased from a loss of $2.1 million in 2004 to income of $8.5 million in 2005. The improvement is due to higher levels of revenue, partially offset by adjustments to estimates to complete of certain fixed price projects. The loss in 2004 was driven by lower revenues due to the completion of projects in addition to revenue adjustments of $5.5 million related to troubled projects and negative gross profit in certain other projects.

      Interest Expense. Interest expense of $.5 million relates to interest on a $17.5 million note issued in connection with the FIS/CDR transaction (See Note 2 to Consolidated Financial Statements) and fees in connection with a credit agreement (See Note 11 to Consolidated Financial Statements). The notes were repaid in July, 2005.

      Other Income, Net. Other income, net represents interest earned and realized gains and losses from the sale of short-term investments and cash equivalents and foreign currency transactions and translation gains and losses. Also included in 2005 amounts is $1.0 million in buy out fees related to the Oracle transaction (See Note 20 to the Consolidated Financial Statements).

      Provision for Income Taxes. The provision for income taxes was $11.4 million in 2005 as compared with $4.5 million in 2004 or an effective rate of 23.3% compared with 20.4%, respectively. The effective tax rate in 2005 includes a favorable tax adjustment of $3.2 million from the reversal of previously recorded tax reserves due to the expiration of the statute of limitations for the tax years the reserves related to, a favorable adjustment of $.5 million from the reduction in a valuation allowance, partially offset by an unfavorable adjustment of $.3 million due to an enacted law change in the State of Ohio which reduced the amount of net operating losses that the Company will be able to utilize in future periods. In addition, the Company also reduced tax reserves by $.3 million based on an evaluation of estimated tax exposures. The effective tax rate in 2004 included a favorable tax adjustment of $2.2 million from a reduction in a valuation allowance.

2004 Compared with 2003

      Revenue. Revenue in 2004 was $374.4 million, down 1.1% from $378.6 million in 2003. The decline is primarily due to a continued decline in our Public Sector business from $106.3 million in 2003 to $91.2 million in 2004. The decline was offset by increases in revenue in our Commercial business, including an increase of $1.2 million of revenue recorded in 2004 in connection with an agreement signed with SIRVA related to services previously provided and a decrease of approximately $3.5 million in 2004 related to the Company’s determination not to recognize revenue for services provided to a significant customer after reaching the authorized spending limit on a related time and material contract.

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

      Commercial segment revenue increased 6.2% to $282.5 million in 2004 from $266.0 million in 2003. The increase resulted from the addition of new clients, including the revenue from the Company’s Master Services Agreement with FIS signed in 2004, $1.2 million of revenue recorded in connection with the agreement signed with SIRVA related to services previously provided, and expansion of work with existing clients offset by the completion of existing projects. Additionally, the Company increased Indian staffing and improved its utilization for existing customer relationships and the transfer of certain commercial relationships into this geographic region. The Company anticipates based on its current strategic plan that the majority of its revenue growth in the next few years will be in India. In addition, during the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies, and Staff Accounting Bulletin 104, the Company recognized the costs of providing the services, but did not recognize any revenue for these services in 2004. Gross profit in the Commercial sector was negatively impacted in the fourth quarter by approximately $3.5 million. In 2005, the Company received a contract which covered these services and will recognize the revenue in the first quarter of 2005, with a corresponding increase in gross profit.

      The Company had approximately $8.4 million in revenue in 2004 from a customer that was in the process of a merger. While the Company has not been informed of any intent to do so, the customer or its acquirer have the right to terminate the arrangement. The Company believes that should such a termination occur, the customer would need to transition the services either in-house or to another provider over some period of time.

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

      Commercial segment gross profit improved to $85.7 million in 2004 from $74.7 million in 2003 or 30.3% as compared with 28.1% of revenue, respectively. The gross profit improvements resulted from additional offshore work performed by resources in India, cost control, the addition of new clients, and new work for existing clients with better margins. The additional revenue from a customer previously discussed increased gross profit by $1.2 million. During the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies, and Staff Accounting Bulletin 104, the Company recognized the costs of providing the services, but did not recognize any revenue for these services in 2004. Gross profit in the Commercial sector was negatively impacted in the fourth quarter by approximately $3.5 million. In 2005, the Company received a contract which covered these services and recognized the revenue in the first quarter of 2005, with a corresponding impact in gross profit.

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

      Selling, General and Administrative. Selling, general and administrative expenses decreased by $10.4 million in 2004 to $72.3 million from $82.7 million in 2003. SGA as a percentage of revenue improved to 19.3% in 2004, compared with 21.8% in 2003. This improvement represents the full year results of our organizational realignment efforts completed in 2003 and continued cost reduction activities in 2004 in addition to lower health care related costs due to better experience and changes in plan design. In 2004, the Company continued to aggressively move pieces of its internal information systems support to India based employees, eliminated much of its internal marketing staff and hired lower cost employees to replace those employees that resigned or eliminated the position. The decline in SGA was achieved despite a number of charges in 2004, which are more fully discussed in the notes to the consolidated financial statements including:

•	$1.1 million in professional fees associated with consultation and external auditing for the implementation of Sarbanes-Oxley Section 404

•	$1.7 million in lease termination costs (compared with $.4 million in 2003) (See Note 19 to Consolidated Financial Statements)

•	$1.3 million in severance (compared with $2.1 million in 2003) (See Note 19 to Consolidated Financial Statements)

•	$1.3 million in impairment charges for investments and internally developed software (See Note 1 to Consolidated Financial Statements)

•	$1.0 million in loss on disposal and obsolescence of property and equipment (See Note 9 to Consolidated Financial Statements)

•	$.7 million in professional fees associated with the recapitalization (See Note 2 to Consolidated Financial Statements)

•	$.7 million in professional fees for the fixed asset analysis (See Note 9 to Consolidated Financial Statements)

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

      Commercial income from operations increased by $18.7 million or 42.4% to $62.7 million in 2004 as compared with $44.1 million in 2003. Of the increase, approximately $10.9 million is due to margin on increased sales and approximately $4.4 million is due to improved margins with the remainder due to decreases in SGA.

      Public Sector income from operations was a loss of $2.1 million in 2004 as compared with income of $4.4 million in 2003. The decrease is due to the completion of projects and slow down in requests for proposal on new work in addition to revenue adjustments of approximately $5.5 million related to troubled projects and negative gross profit on troubled projects.

      Interest Expense. Interest expense of $.3 million recorded in 2004 relates to interest on a $17.5 million note issued in connection with the FIS/CDR transaction (Note 2) and fees in connection with the Credit Agreement (Note 11).

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

Restructuring and Other Related Charges

      In 2005 the Company recorded $.5 million of lease termination costs. No additional severance costs related to restructuring activities were recorded. Amounts related to lease termination will be paid out through June, 2011.

      In 2004, the Company recorded $1.7 million of lease termination costs and $1.3 million related to severance as the company continued to reduce costs in line with overall revenue expectations. Amounts related to severance were paid through 2005 and amounts related to lease terminations will be paid out through June, 2011.

      In 2003, the Company recorded costs of $4.2 million related to various headcount reductions and termination of lease obligations associated with the consolidation of facilities and its organizational realignment. Amounts related to lease terminations will be paid out through 2006. Amounts related to severance incurred in 2003 were paid through 2004.

Related Party Transactions

      On September 15, 2004, the company issued 8,700,000 shares of common stock and 4,000,000 warrants to FIS for $95.7 million (See Note 2 to Consolidated Financial Statements). In the second quarter of 2004, the Company entered into a Master Services Agreement with FIS to provide services over a five year period. In connection with the recapitalization, the company reimbursed FIS $1.0 million for certain out-of-pocket fees and expenses. Services provided by the Company to FIS during 2005 and 2004 totaled approximately $17.3 million and $5.1 million, respectively. The balance owed to the Company by FIS at December 31, 2005 and 2004 was $3.4 million and $2.3 million, respectively.

      Synova is an IT professional services organization owned by the Company’s Chief Executive Officer. For the years ended December 31, 2005, 2004 and 2003, we provided services to Synova totaling approximately $2.1 million, $2.5 million and $3.2 million, respectively. In addition, Synova provided services to Covansys, for the years ended December 31, 2005, 2004 and 2003, totaling approximately $4.8 million, $2.1 million and $1.6 million, respectively. The net balance due to Synova by Covansys at December 31, 2005 and 2004 was $.7 million and $.2 million, respectively. In addition, under the terms of a note payable originated in 2000 (originally $8.0 million), Synova owed Covansys $3.0 million at December 31, 2004 which was repaid during 2005.

      We paid approximately $.6 million and $.8 million to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial, management advisory, and executive management services for the years ended December 31, 2004 and 2003, respectively. No such services were provided by CDR in 2005. During 2004, the Company entered into a recapitalization transaction (Note 2 to Consolidated Financial Statements) in which CDR’s ownership interest in Covansys, including $168.7 million of Convertible Redeemable Preferred Stock, was redeemed and exchanged for consideration valued at $227.7 million, including $177.5 million of cash, 2,000,000 shares of Covansys common stock, $17.5 million of subordinated notes and five-year warrants for 5,000,000 shares of common stock at a strike price of $18 per share. In connection with the recapitalization, the Company reimbursed CDR $.5 million for certain out-of-pocket fees and expenses. The $17.5 million subordinated notes were repaid by the Company in July, 2005.

      The Company provides IT outsourcing services to SIRVA, Inc., a company related through common ownership by CDR. During the years ended December 31, 2005, 2004 and 2003, services provided by

Covansys to SIRVA, Inc. totaled approximately $8.4 million, $10.0 million and $8.4 million, respectively. In addition, SIRVA provided services to Covansys, for the year ended December 31, 2003 totaling $.1 million. No services were provided by SIRVA to the Company during the years ended December 31, 2005 or 2004. In the fourth quarter of 2004, the Company executed an agreement with SIRVA regarding fees for services provided in prior periods. In connection with the agreement, the Company recognized revenue of $1.2 million.

      We paid approximately $.3 and $.9 million during the years ended December 31, 2005 and 2004, respectively, for consultation and advisory services in connection with the Fortune and TSPI acquisitions (see Note 6 to the Consolidated Financial Statements) and the recapitalization transaction (see Note 2 to the Consolidated Financial Statements) provided by the Chesapeake Group, Inc., a company owned by a director. Nothing was owed by the Company to the Chesapeake Group, Inc. at December 31, 2005 or 2004.

      The Company has loans of $1.1 million and $1.2 million at December 31, 2005 and 2004, respectively, to its employees in India to assist them with the purchase of automobiles and houses. The loans, which bear interest at below market rates, are collateralized by the property and repaid through payroll deductions.

Recently Issued Financial Accounting Standards

      In December 2004 the FASB issued FAS 123R, “Share-Based Payment,” that requires companies to expense the value of employee stock options and similar awards. The effective date for application by public companies is annual periods beginning after June 15, 2005. FAS 123R applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is required to adopt the provisions of FAS 123R effective January 1, 2006 and intends to use the modified prospective method. Under this method, awards that are granted, modified or settled after the date of adoption or have not fully vested at the date of adoption will be measured and accounted for under FAS 123R. The Company estimates that the adoption of FAS 123R will reduce 2006 operating results before taxes by approximately $1.7 million.

      In December 2004, the FASB issued FASB Staff Position (FSP) 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Program within the American Job Creation Act of 2004”, which provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FASB 109-2 provides for a period of time beyond the financial reporting period of enactment for a company to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company did not avail itself to the one-time repatriation opportunities provided by the Act.

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

Foreign Exchange Risk

      Most of our revenue is billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. During 2005, the Company experience foreign currency translation and transaction gains of approximately $.4 million. The Company does not speculate in foreign currency.

      Revenue generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States, accounted for approximately 30% of our total 2005 revenue on a full attribution basis. In addition, services provided by our other international operations, primarily in Europe, accounted for approximately 5% of our total 2005 revenue.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio which was $81.4 million as of December 31, 2005. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Derivative Risk

      From time to time, the Company hedges certain of its forecasted foreign currency exposure using forward contracts with durations no greater than 3 months. We had no such contracts outstanding at December 31, 2005 or 2004.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      To the Board of Directors and Shareholders of Covansys Corporation:

      We have audited the accompanying consolidated balance sheet of Covansys Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covansys Corporation and subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covansys Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Grand Rapids, Michigan
March 8, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Covansys Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, statements of shareholders’ equity and comprehensive income, and statements of cash flows present fairly, in all material respects, the financial position of Covansys Corporation and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 11, 2005, except as to Note 17, for which the date is March 8, 2006.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$58,030	$49,841
Short term investments	23,332	21,409
Accounts receivable, net of allowance for doubtful accounts of $1,357 and $1,532 at December 31, 2005 and 2004	82,526	75,388
Revenue earned in excess of billings	25,632	24,613
Deferred taxes	6,275	5,105
Prepaid expenses and other	8,842	7,226

Total current assets	204,637	183,582
Property and equipment, net	34,506	29,762
Computer software, net	2,150	3,706
Goodwill	21,893	19,148
Deferred taxes	3,086	5,808
Other assets	4,989	6,796

Total assets	$271,261	$248,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$17,500
Accounts payable	14,346	14,052
Accrued payroll and related costs	21,542	16,744
Taxes payable	1,438	3,481
Other accrued liabilities	19,618	18,331
Deferred revenue	2,783	1,041

Total current liabilities	59,727	71,149
Other liabilities	3,674	3,462
Commitment and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 0 shares issued as convertible redeemable preferred stock as of December 31, 2005 and 2004	—	—
Common stock, no par value, 200,000,000 shares authorized, 37,398,342 and 37,418,764 shares issued and outstanding as of December 31, 2005 and 2004, respectively	—	—
Additional paid-in capital	165,496	165,983
Retained earnings	43,971	6,433
Accumulated other comprehensive income (loss)	(1,607)	1,775

Total shareholders’ equity	207,860	174,191

Total liabilities and shareholders’ equity	$271,261	$248,802

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenue	$434,120	$374,373	$378,630
Cost of revenue	316,109	281,114	286,183

Gross profit	118,011	93,259	92,447
Selling, general and administrative expenses	72,097	72,342	82,731

Income from operations	45,914	20,917	9,716
Interest expense	495	245	—
Other income, net	(3,507)	(1,317)	(1,781)

Income before provision for income taxes	48,926	21,989	11,497
Provision for income taxes	11,388	4,485	1,378

Net income	37,538	17,504	10,119
Convertible redeemable preferred stock dividends	—	(3,221)	(4,433)
Loss on redemption of convertible redeemable preferred stock	—	28,674	—

Net income (loss) available for shareholders	37,538	(14,391)	5,686
Amounts allocated to participating preferred shareholders	—	—	(1,385)

Net income (loss) available to common shareholders	$37,538	$(14,391)	$4,301

Earnings (loss) per share
Basic	$1.00	$(.48)	$.16

Diluted	$.99	$(.48)	$.16

Basic weighted average shares	37,364	29,971	26,975
Dilutive effect of options	596	(A )	229
Convertible redeemable preferred stock	—	(A )	(A )

Diluted weighted average shares	37,960	29,971	27,204

(A)	Anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock	Additional	Retained	Stock	Other	Total
	Shares	Paid-In	Earnings	Subscriptions	Comprehensive	Shareholders’
	Outstanding	Capital	(Deficit)	Receivable	Income (Loss)	Equity

	(Dollars in thousands)
Balance — December 31, 2002	27,221,049	$98,631	$(11,950)	$(2,218)	$(5,898)	$78,565
Net income	—	—	10,119	—	—	10,119
Currency translation adjustment	—	—	—	—	4,271	4,271
Reclassification of unrealized gains on short-term investments	—	—	—	—	(191)	(191)

Comprehensive income	—	—	—	—	—	14,199
Stock options exercised	30,021	83	—	—	—	83
Repayment of stock subscriptions receivable	—	—	—	428	—	428
Issuances of common stock and other	98,677	369	—	—	—	369
Convertible redeemable preferred stock dividend	—	(4,433)	—	—	—	(4,433)
Repurchases of common stock	(557,200)	(1,485)	—	—	—	(1,485)

Balance — December 31, 2003	26,792,547	93,165	(1,831)	(1,790)	(1,818)	87,726
Net income	—	—	17,504	—	—	17,504
Currency translation adjustment	—	—	—	—	3,622	3,622
Unrealized losses on short-term investments	—	—	—	—	(29)	(29)

Comprehensive income	—	—	—	—	—	21,097
Stock options exercised	170,942	1,385	—	—	—	1,385
Repayment of stock subscriptions receivable	(56,534)	(961)	—	1,790	—	829
Issuances of common stock and other	64,909	712	—	—	—	712
Repurchase of common stock	(253,100)	(2,408)	—	—	—	(2,408)
Convertible redeemable preferred stock dividend	—	(2,268)	(953)	—	—	(3,221)
Net proceeds from issuance of common stock and warrants to FIS	8,700,000	92,832	—	—	—	92,832
Net effect of redemption of convertible redeemable preferred stock and warrants	2,000,000	(16,474)	(8,287)	—	—	(24,761)

Balance — December 31, 2004	37,418,764	165,983	6,433	—	1,775	174,191
Net income	—	—	37,538	—	—	37,538
Currency translation adjustment	—	—	—	—	(3,378)	(3,378)
Reclassification of unrealized losses on short-term investments	—	—	—	—	29	29
Unrealized (loss) on short-term investments	—	—	—	—	(33)	(33)

Comprehensive income	—	—	—	—	—	34,156
Stock options exercised	395,278	4,316	—	—	—	4,316
Repurchase of common stock	(415,700)	(4,803)	—	—	—	(4,803)

Balance — December 31, 2005	37,398,342	$165,496	$43,971	$—	$(1,607)	$207,860

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash flows provided by (used in) operating activities —
Net income	$37,538	$17,504	$10,119
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,145	13,391	15,198
Loss on disposal and obsolescence of property and equipment	155	1,395	944
Provision for doubtful accounts	63	892	875
Provision for deferred income taxes	1,316	770	2,462
Impairment of long-lived assets	52	1,225	—
Gain from sale of development center	(1,000)	—	—
Loss (gain) from sale of short term investments	5	(153)	(1,008)
Loss on sale of investment	—	—	680
Stock option modification expense and other	(6)	271	—
Change in assets and liabilities, net of acquisitions:
Accounts receivable and revenue earned in excess of billings	(5,230)	799	9,220
Prepaid expenses and other assets	69	5,073	1,531
Accounts payable, accrued payroll and related costs and other liabilities	5,582	(1,776)	(4,311)

Net cash provided by operating activities	51,689	39,391	35,710
Cash flows provided by (used in) investing activities —
Investment in property, equipment and other	(16,991)	(10,167)	(10,015)
Investment in computer software	(83)	(208)	(909)
Proceeds from sale of development center	800	—	—
Proceeds from sale of available for sale securities	130,642	112,750	170,149
Purchases of available for sale securities	(131,833)	(95,427)	(192,948)
Business acquisitions, net of cash acquired	(7,022)	—	—

Net cash provided by (used in) investing activities	(24,487)	6,948	(33,723)
Cash flows provided by (used in) financing activities —
Repayment of subordinated notes	(17,500)	—	—
Net proceeds from issuances of common stock and other	—	93,906	370
Net proceeds from exercise of stock options and other	3,509	1,385	511
Repurchases of common stock	(4,803)	(2,408)	(1,485)
Redemption of convertible redeemable preferred stock and warrants	—	(179,139)	—

Net cash used in financing activities	(18,794)	(86,256)	(604)
Effect of exchange rate changes on cash	(219)	87	—

Increase (decrease) in cash and cash equivalents	8,189	(39,830)	1,383
Cash and cash equivalents at beginning of year	49,841	89,671	88,288

Cash and cash equivalents at end of year	$58,030	$49,841	$89,671

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes	$11,481	$5,604	$3,775
Interest	$664	$—	$—
Non–cash financing activities —
Debt issued in connection with redemption of convertible redeemable preferred stock and warrants	$—	$17,500	$—

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

Principles of Consolidation and Organization

      The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

Comprehensive Income

      Accumulated other comprehensive income (loss) is primarily comprised of foreign currency translation adjustments.

Cash and Cash Equivalents

      Cash and cash equivalents include investments which have original maturities of 90 days or less at the time of their purchase.

Short Term Investments

      Short term investments consist substantially of mutual funds and also at December 31, 2004 government issued securities. The Company classifies such securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of other comprehensive income within shareholders’ equity.

      The unrealized gains and losses on these investments included in accumulated other comprehensive income for December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

Fair value	$23,332	$21,409
Cost	23,365	21,438
Gross unrealized loss	(33)	(29)

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Financial Instruments

      The fair values and carrying amounts of the Company’s financial instruments and short term investments are approximately equivalent due to the short term nature of the instruments.

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

      The following table summarizes the Company’s investments which are carried at cost as of December 31, 2005 and 2004:

	December 31,

	2005	2004

Cost Method:
Investcare*	$654	$915

* Covansys’ ownership percentage is less than 5% in this privately held entity. The Company accounts for distributions from this investment as a return of capital.

Goodwill

      Goodwill represents the excess of purchase price over the net tangible and identifiable intangible assets related to businesses acquired. The Company continually evaluates whether events and circumstances have occurred that indicate the recorded amount of goodwill may warrant revision or that the remaining balance may not be recoverable. The Company tests for impairment of its reporting units by comparing fair value to carrying value. Fair value is determined using a discounted cash flow methodology. The results of the Company’s annual impairment analysis concluded that no impairment existed at December 31, 2005.

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

      For our contracts to design, develop or modify complex information systems based upon the client’s specifications, we recognize revenue on a percentage of completion basis in accordance with Statement of Position 81-1. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. This method is followed where reasonably dependable estimates of revenue and cost can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion (See Note 4).

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

      Revenues are allocated among the elements based on the relative fair values of the elements and are recognized in accordance with our policies for the separate elements unless, as required by Staff Accounting Bulletin No. 104, the undelivered elements are essential to the functionality of the delivered elements. In circumstances where an undelivered element is essential to the functionality of the delivered element, no revenue is recognized for the delivered element until the undelivered element is delivered.

      Retainages are included in revenue earned in excess of billings in the accompanying condensed consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts.

Computer Software

      We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized in accordance with SFAS 86 “Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

adjusted as necessary at the end of the accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Based on these analyses and evaluations, the Company has identified and recorded an impairment loss of $52 and $225 for its Claims Connect software product in 2005 and 2004, respectively. As of December 31, 2005 the Company’s investment in its Claims Connect software has been written down to zero. Amounts charged to expense for research and development of computer software were not material for the years ended December 31, 2005, 2004 and 2003.

      Amounts capitalized were $83, $208 and $909 for the years ended December 31, 2005, 2004 and 2003, respectively.

      The amortization of software development costs was $1,549, $1,707 and $2,437 for the years ended December 31, 2005, 2004 and 2003, respectively.

      Accumulated amortization on computer software amounted to $10,689 and $8,892 as of December 31, 2005 and 2004, respectively.

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

Other Income, Net

      Other income, net, represents the gain on sale of the development center (Note 20), interest earned and realized gains and losses on cash and short term investments determined on a specific identification basis, loss from sale of investment carried at cost and foreign currency gains/losses.

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

	Year Ended December 31,

	2005	2004	2003

Common stock equivalents related to convertible redeemable preferred stock	—	6,140,060	8,695,652
Warrants issued to CDR to purchase 5,300,000 shares of common stock	—	3,742,366	5,300,000
Warrants issued to CDR to purchase 5,000,000 shares of common stock	5,000,000	1,469,466	—
Warrants issued to FIS to purchase 4,000,000 shares of common stock	3,000,000	1,175,573	—
Average number of stock options outstanding	650,562	3,056,541	2,199,299

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

	Year Ended December 31,

	2005	2004	2003

Net income (loss) available for common shareholders:
As reported	$37,538	$(14,391)	$4,301
Stock-based employee compensation cost included in the determination of net income (loss) available for common shareholders	—	243	—
Stock-based employee compensation cost had the fair value method been used	2,750	1,698	4,422

SFAS No. 123 pro forma	$34,788	$(15,846)	$(121)

Basic earnings (loss) per share:
As reported	$1.00	$(.48)	$0.16

SFAS No. 123 pro forma	$.93	$(.53)	$—

Diluted earnings (loss) per share:
As reported	$.99	$(.48)	$0.16

SFAS No. 123 pro forma	$.92	$(.53)	$—

      During 2004, the Company made amendments to the stock option grants of two employees upon their termination. In connection with the amendments, the Company recorded a charge of $243.

Recently Issued Financial Accounting Standards

      In December 2004 the FASB issued SFAS No. 123(R), “Share-Based Payment”, that requires companies to expense the value of employee stock options and similar awards. The effective date for application by public companies is annual periods beginning after June 15, 2005. FAS 123R applies to all outstanding and unvested share-based payment awards at a Company’s adoption date. The Company is required to adopt the provisions of FAS 123R effective January 1, 2006 and intends to use the modified prospective method. Under this method, awards that are granted, modified or settled after the date of adoption or have not fully vested at the date of adoption will be measured and accounted for under FAS 123R. The Company estimates that the adoption of FAS 123R will reduce 2006 operating results before taxes by approximately $1,700.

      In December 2004, the FASB issued FASB Staff Position (FSP) 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FASB 109-2 provides for a period of time beyond the financial reporting period of enactment for a company to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company did not avail itself to the one-time repatriation opportunities provided by the Act.

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

      Under the Stock Purchase Agreement, as amended, with FIS and approved by shareholders on September 15, 2004, the Company issued to FIS 8,700,000 shares of the Company’s common stock and warrants for $95,700. The four tranches of warrants, each for 1,000,000 shares of the Company’s common stock, have a strike price of $15.00, $17.50, $20.50 and $24.00 per share and are exercisable through 2010. FIS also acquired 2,300,000 shares of the Company’s common stock from Rajendra Vattikuti, founder and Chief Executive Officer of the Company.

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

4.	Fixed Price Contracts

      The Company realized approximately 42% of its revenue during the year ended December 31, 2005, from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance).

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Approximately 14% of our revenue during the year ended December 31, 2005 was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

      The Company’s 2004 financial results were negatively impacted by approximately $11,192 due to four significant fixed price contracts which it considers to be challenged.

      Communications with contracting parties during 2004 caused management to re-assess the collectibility of billed and unbilled receivables for two troubled projects. In both cases, the Company was informed that its services would no longer be required to complete the project prior to its implementation. As of December 31, 2004, the Company was not performing work on either of these contracts. As a result, the Company reduced the related receivables by $5,500 and $350 to their net realizable value in the first quarter and third quarter of 2004, respectively. In accordance with the application of percentage of completion accounting, the Company reflected the changes as a contract price adjustment, and accordingly, as a reduction in revenue. In the fourth quarter of 2004, the Company reached a settlement with one of these customers, resulting in the recovery of $350 of the previously written-off receivable. This recovery was reflected as revenue in the fourth quarter.

      The Company also determined it was necessary to increase its estimated cost to complete for three of these projects due to changes in 2004 in both scope and resource requirements. The revision in estimates had the effect of reducing gross margin by $5,700 in 2004.

      At December 31, 2005, the Company has $2,226 in billed and unbilled receivables related to a challenged contract for which the Company is still performing services and which management believes are collectible.

      Subsequent to December 31, 2005, the Company received a notification from two of its Public Sector customers that they were terminating their contracts with the Company prior to the completion of all of the deliverables under the contracts. At December 31, 2005 the Company has recorded receivables and revenue in excess of $2,200 related to these customers. The Company and the customers are currently in negotiations concerning the resolution of these outstanding receivables and the Company has recorded no reserves for such amounts, if any, which may not be paid.

5.	Common Stock Repurchase Program

      The Company’s board of directors has authorized the repurchase of up to 14,000,000 shares of the Company’s common stock. During the years ended December 31, 2005, 2004 and 2003, the Company repurchased 415,700 shares, 253,100 shares and 557,200 shares for cash, at a total cost of $4,803, $2,408 and $1,485, respectively. Through December 31, 2005, the Company has repurchased 11,838,176 shares of its common stock for cash in the open market, at a total cost of $146,783. As of December 31, 2005, 2,161,824 shares remain available for repurchase under the board of directors authorization. The Company has entered into a Credit Agreement which restricts the Company’s ability to repurchase shares of its common stock in the event that a default exists under the Credit Agreement or in the event there are borrowings outstanding under the Credit Agreement.

6.	Acquisitions

      In September 2005, the Company’s wholly owned subsidiary, Covansys India Limited acquired 75% of the outstanding common shares of Fortune Infotech Limited. In December 2005 Covansys India Limited acquired an additional 20% of the shares of Fortune Infotech Limited, raising Covansys India Limited’s ownership to 95%. In November 2005, the Company acquired all of the outstanding common shares of Technology Service Partners, Inc., located in Jacksonville, FL. The acquisitions were funded with existing

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

cash and have been accounted for as a purchase and, accordingly, the operating results of these businesses are included in the consolidated financial statements since the date of acquisition. Pro forma information related to these acquisitions is not included because the impact is considered immaterial.

      Fortune, with its principal office located in Vadodara, India is an experienced provider of offshore outsourcing solutions. TSPI is an experienced information technology staffing organization.

      The aggregate purchase price net of cash acquired for these acquisitions was approximately $7,022. The aggregate purchase price was allocated to the acquired assets and liabilities based upon their respective fair values as follows:

Short-term investments	$1,317
Accounts receivable, net	1,321
Prepaids and other current assets	41
Property and equipment, net	2,477
Other assets	60
Goodwill	3,262
Accounts payable	12
Accrued payroll and other	1,444

7.	Goodwill

      The following table summarizes the change in the carrying amount of goodwill for the two years ended December 31, 2005:

Goodwill balance at January 1, 2004	$18,441
Foreign currency translation adjustment	707

Goodwill balance at December 31, 2004	19,148
Acquisitions	3,262
Foreign currency translation adjustment	(517)

Goodwill balance at December 31, 2005	$21,893

      The following table summarizes the Company’s goodwill by reportable segment:

	December 31,

	2005	2004

Commercial	$15,532	$12,787
Public Sector	6,361	6,361

	$21,893	$19,148

      The Company tested for impairment of its reporting units by comparing estimated fair value to carrying value. Fair value was determined using a discounted cash flow methodology. The Company performed this analysis as part of its annual assessment as of December 31, 2005 and 2004. These evaluations indicated that goodwill was not impaired. The Company’s goodwill is not deductible for income tax purposes.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

8.	Accounts Receivable and Credit Risk

      Accounts receivable, which includes both billed and unbilled receivables, are recorded at the invoiced or estimated amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

      The activity in the allowance for doubtful accounts is as follows:

	2005	2004	2003

Balance — beginning of period	$1,532	$1,789	$1,353
Provision	63	892	875
Charge-offs	(238)	(1,149)	(439)

Balance — end of period	$1,357	$1,532	$1,789

      The Company grants credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s receivables are from large and mid-size companies, major systems integrators and governmental agencies.

9.	Property and Equipment

      As of December 31, 2005 and 2004, property and equipment consisted of the following:

	December 31,		Estimated
			Useful
	2005	2004	Lives

Equipment and purchased software	$52,297	$52,862	3-5 years
Internally developed computer software and related costs	10,455	10,480	5-9 years
Furniture and fixtures	5,464	7,520	5-7 years
Leasehold Improvements	11,010	8,519	5-7 years
Buildings	2,945	1,461	31 years

	82,171	80,842
Accumulated depreciation	(47,665)	(51,080)

Property and equipment, net	$34,506	$29,762

      Depreciation expense totaled $11,596, $12,702, and $12,761, for the years ended December 31, 2005, 2004 and 2003, respectively.

10.	Related Party Transactions

      On September 15, 2004 the Company issued 8,700,000 shares of common stock and 4,000,000 warrants to FIS for $95,700 (See Note 2). In the second quarter of 2004, the Company entered into a Master Services Agreement with FIS to provide services over a five year period. Services provided by the Company to FIS during 2005 and 2004 totaled approximately $17,298 and $5,070, respectively. The balance owed to the Company by FIS at December 31, 2005 and 2004 was $3,415 and $2,259, respectively. In connection with the acquisition of 2,300,000 shares of the Company’s common stock from the Chief Executive Officer of the Company by FIS (Note 2), the Company reimbursed the Chief Executive Officer $100 for certain out-of-pocket fees and expenses.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

In addition, the Company reimbursed FIS $1,000 for certain out-of-pocket fees and expenses related to the recapitalization.

      Synova, Inc. and subsidiaries (Synova) are an IT professional services organization owned by the Company’s Chief Executive Officer. For the years ended December 31, 2005, 2004 and 2003, the Company provided services to Synova totaling approximately $2,074, $2,520 and $3,175, respectively. In addition, Synova provided services to the Company, for the years ended December 31, 2005, 2004 and 2003, totaling approximately $4,786, $2,051 and $1,609, respectively. The net balance owed to Synova by Covansys at December 31, 2005 and 2004 was $689 and $206, respectively. The $3,000 Synova note payable owed to the Company by Synova was paid in September, 2005.

      The Company paid approximately $604, and $779 to Clayton, Dubilier and Rice, Inc. (CDR), a shareholder, for financial, management advisory, and executive management services for the years ended December 31, 2004, and 2003 respectively. No such services were provided by CDR in 2005. During 2004, the Company entered into a recapitalization transaction (Note 2) in which CDR’s ownership interest in Covansys, including $168,655 of Convertible Redeemable Preferred Stock, was redeemed and exchanged for consideration valued at $227,700 including $177,500 of cash, 2,000,000 shares of Covansys common stock, $17,500 of subordinated notes and five-year warrants for 5,000,000 shares of common stock at a strike price of $18 per share. In connection with the recapitalization, the Company reimbursed CDR $500 for certain out-of-pocket fees and expenses. The $17,500 subordinated notes were repaid by the Company in July, 2005.

      The Company provides IT outsourcing services to SIRVA, Inc., a company related through common ownership by CDR. During the years ended December 31, 2005, 2004 and 2003, services provided by the Company to SIRVA, Inc. totaled approximately $8,391, $9,974 and $8,386, respectively. In addition, SIRVA provided services to Covansys for the year ended December 31, 2003 totaling $71. No services were provided by SIRVA to the Company during the years ended December 31, 2005 or 2004. In December 2004, the Company signed an agreement with SIRVA under which SIRVA agreed to pay the Company an additional $1,200 for services previously provided through December 31, 2004. This agreement was reflected in 2004 revenue.

      The Company paid approximately $321 and $903 during the years ended December 31, 2005 and 2004, respectively, for consultation and advisory services in connection with the Fortune and TSPI acquisitions (Note 6) and the recapitalization transaction (Note 2) for services provided by the Chesapeake Group, Inc., a company owned by a director. Nothing was owed to the Chesapeake Group, Inc. at December 31, 2005 or 2004.

      The Company has loans to its employees in India of $1,077 and $1,192 at December 31, 2005 and 2004, respectively, to assist them with the purchase of automobiles and houses. The loans, which bear interest at below market rates, are collateralized by the property and repaid through payroll deductions.

11.	Credit Agreement

      On December 28, 2005, the Company entered into a new Credit Agreement which provides for borrowings or standby and commercial letters of credit up to $75,000. The Credit Agreement expires on December 28, 2010. With the prior consent of the lenders, the Company may request to increase the availability under the Credit Agreement by up to $25,000 (not to exceed an aggregate availability of $100,000).

      Borrowings under the Credit Agreement bear interest at LIBOR plus 0.4% to 1.0% or prime minus .50%. The interest rate matrix is based on the Company’s level of outstanding credit exposure as defined in the Credit Agreement. Under the Credit Agreement, the Company pays a commitment fee of ..125% per annum

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

on the unused portion of the commitment and a facility letter of credit fee of 0.125% per annum based on the level of outstanding credit exposure as defined in the Credit Agreement.

      The Credit Agreement contains covenants, including financial covenants, that require the Company to maintain a certain leverage ratio and a minimum net worth. At December 31, 2005, the Company was in compliance with these ratios. At December 31, 2005, the Company had no borrowings and $9,386 in outstanding letters of credit under this Credit Agreement.

12.	Self-Insurance

      The Company is self-insured in the U.S. for health and dental benefits up to $100 per member annually. Insurance coverage is carried for risks in excess of this amount. The Company recognized health and dental benefits expense in the U.S. of approximately $7,775, $8,305, and $12,678 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated claims incurred but not reported were $1,669 and $1,529 as of December 31, 2005 and 2004, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

13.	Leases

      The Company’s leases for its headquarters and certain of its regional offices contain scheduled rent increases. In accordance with the guidance set forth in FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, the Company recognizes the expense for these leases on a straight-line basis over the life of the lease.

      Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $9,379, $9,284, and $8,885, respectively. The future minimum lease payments required under these operating leases, net of sublease commitments of $666, for the years ending December 31, are as follows:

2006	$7,504
2007	6,129
2008	5,161
2009	4,713
2010	1,503
Thereafter	16,318

14.	Stock Options

      The Company maintains a Stock Option Plan (the Plan). Under the Plan, eligible employees and directors may be granted either incentive stock options (ISOs) or non-incentive stock options (NISOs) at the discretion of the Compensation Committee of the Board of Directors. At December 31, 2005 there are 13,247,454 shares of Common Stock authorized for grant under the Plan. Options under the Plan are granted with exercise prices equal to the fair value of common stock on the date of grant. The options vest over periods determined by the Compensation Committee of the Board of Directors.

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

      A summary of option activity is as follows (number of options in thousands):

	Options Outstanding
				Weighted Average
		Weighted Average	Options	Fair Value of
	Shares	Exercise Price	Exercisable	Options Granted

Balance, January 1, 2003	3,003	$15.22	1,621

Options granted	985	3.51		$2.02

Options exercised	(30)	6.26
Options cancelled and forfeited	(1,043)	14.95

Balance, December 31, 2003	2,915	11.83	1,610

Options granted	1,179	12.07		$5.71

Options exercised	(171)	8.35
Options cancelled and forfeited	(725)	12.81

Balance, December 31, 2004	3,198	11.88	1,547

Options granted	212	14.34		$5.61

Options exercised	(395)	8.51
Options cancelled and forfeited	(363)	15.50

Balance, December 31, 2005	2,652	12.08	1,401

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2005, 2004 and 2003 grants: risk-free rate of interest of 4.0%, 3.4% and 3.3% in 2005, 2004 and 2003, respectively, dividend yield of 0%, and expected lives of 4 to 5 years. A volatility factor of 44%, 58%, and 86% was used in 2005, 2004 and 2003, respectively.

      A summary of options outstanding at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Price	2005	Contractual Life	Price	2005	Price

$ 0.01 - 6.00	448,836	7.06	$3.15	232,289	$3.00
$ 6.01 - 11.89	1,056,488	7.89	11.23	417,498	10.92
$11.90 - 14.83	658,111	6.37	13.41	358,736	13.52
$14.84 - 19.34	185,604	6.59	16.49	89,604	17.31
$19.35 - 22.75	256,205	3.97	21.38	256,205	21.38
$22.76 - 34.58	46,702	2.19	30.16	46,702	30.16

	2,651,946			1,401,034

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

15.     Benefit Plans

Defined Contribution Plan

      The Company maintains the Covansys Corporation Incentive Savings Plan and Trust (the 401(k) plan). All U.S. employees of the Company are eligible to participate in the 401(k) plan on their first day of service if they have attained age 21. The 401(k) plan is a defined contribution plan, qualified as a profit sharing plan under Section 401(k) of the Internal Revenue Code and provides for eligible employees to contribute up to 50% of their compensation. For the years ended December 31, 2005, 2004 and 2003, the Company matched 40% of the employees’ contribution up to a maximum of 2.4% of the employees’ compensation.

      Matching contributions made by the Company amounted to approximately $2,165, $2,371 and $2,541 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company may also make an additional contribution, at its discretion, to the 401(k) plan. No such additional contributions have been made to date.

Defined Benefit Plan

      The Company has a defined benefit plan for its employees in India. Under the plan, employees who have completed five years of service are entitled to a lump sum payment upon retirement equal to one-half month of salary for each year of service. As of December 31, 2005 and 2004, the projected benefit obligation and accumulated benefit obligation totaled $1,600 and $972 and $1,350 and $819, respectively. For purposes of computing its obligations, the Company assumed a weighted average discount rate, return on plan assets and increase in compensation of 7.5%, 7.5% and 10%, respectively in 2005 and 7%, 7% and 10%, respectively in 2004.

      Plan assets, which are invested with the Life Insurance Corporation of India, totaled $1,277 and $1,031 at December 31, 2005 and 2004, respectively. Benefits expected to be paid by the plan in each of the next five years are $96, $110, $127, $146 and $167, respectively. The aggregate benefits expected to be paid by the plan during the five years thereafter is $545. The Company’s best estimate of its contribution to the plan in fiscal 2006 is approximately $439.

      Net periodic benefit expense totaled $526, $427 and $464 for the years ended December 31, 2005, 2004 and 2003, respectively.

Other

      The Company maintains various employee retention programs. The expense related to these programs is recognized as the compensation is earned.

16.     Income Taxes

      Covansys operates in numerous tax jurisdictions throughout the world with primary operations in the U.S. and India. The Company also has operations in Canada and throughout Europe. Covansys India is an Indian corporation subject to income taxes and receives certain exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. The Company considers all undistributed earnings of its foreign subsidiaries, which the Company estimates could be as much as $77,700, to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The provision for income taxes consists of:

	Year Ended December 31,

	2005	2004	2003

Current —
Federal	$5,551	$1,173	$(4,452)
State and local	1,290	531	1,143
Foreign	3,231	2,011	2,225

Total current	10,072	3,715	(1,084)
Deferred —
Federal	990	238	2,018
State and local	543	414	568
Foreign	(217)	118	(124)

Total deferred	1,316	770	2,462

Total provision	$11,388	$4,485	$1,378

      For 2005, 2004 and 2003, $29,007, $9,595 and $3,395, respectively, of income from operations before income taxes was from U.S. sources, and $19,919, $12,394 and $8,102, respectively, was from non-U.S. sources.

      The items accounting for the difference between income taxes computed at the federal statutory rate and the consolidated effective rate are as follows:

	Year Ended December 31,

	2005	2004	2003

Federal statutory rate	35%	35%	35%
Effect of —
Tax effect on foreign earnings not subject to U.S. tax	(8)	(10)	(6)
Reversal of valuation allowance	(1)	(10)	—
Foreign tax credits	—	—	(1)
Nondeductible expenses	—	1	2
State taxes, net of federal tax effect	3	2	10
Taxes on distributions from foreign subsidiaries	1	2	5
Adjustment of tax contingency reserves	(6)	—	(35)
Other, net	(1)	—	2

	23%	20%	12%

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2005	2004

Deferred tax assets —
Accrued expenses	$4,817	$3,165
Allowance for doubtful accounts	543	612
Net operating loss carryforwards	4,891	7,195
Restructuring reserves	331	870
Other	1,330	3,411

Total gross deferred tax assets	11,912	15,253
Deferred tax liabilities —
Property and equipment and capitalized software development costs	(1,410)	(2,375)

Net deferred tax assets before valuation allowance	10,502	12,878
Valuation allowance	(1,141)	(1,965)

Net deferred tax assets	$9,361	$10,913

      Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the net deferred tax assets will be realized through future taxable income. The Company utilized domestic net operating loss carryforwards during 2005 and 2004. The effective tax rate was 23.3% for the full year 2005. On a quarterly basis, management assesses whether it remains more likely than not that the net deferred tax assets will be realized. The valuation allowance recorded relates to state net operating losses that begin to expire in 2005. During 2005, the Company reversed $539 of valuation reserves related to state net operating losses and wrote off $335 in deferred tax assets due to an enacted law change in the State of Ohio which reduced the amount of net operating losses that the Company will be able to utilize in future periods. In addition, the Company reversed previously recorded tax reserves of $3,200 due to the expiration of the statute of limitations for the tax years the recorded reserves relate to and also reduced tax reserves by $279 based on an evaluation of estimated tax exposures. During 2004, the Company reversed $2,236 of valuation reserves related to federal net operating losses that were deemed to be no longer required based on management’s estimates of future profitability of the Company.

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

      The remaining business units are subject to the tax holiday for various periods ranging from March 31, 2005 through March 31, 2009 and will not be able to avail themselves of the deduction for export activities. As the tax holiday expires, the Company’s overall effective tax rate will be negatively impacted. The tax benefit for this tax holiday was approximately $4,727 for the year ended December 31, 2005.

      The Company had available U.S. Federal net operating loss carryforwards of approximately $5,326 as of December 31, 2005. The majority of the net operating loss carryforward was acquired in an acquisition and its utilization is limited to $688 per year. This net operating loss carryforward will expire in 2013. In addition, the Company has available state and local operating loss carryforwards of approximately $45,506 that expire at various dates through 2020 at a blended effective tax rate of 5.9%.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

17.     Segment Information

      The Company is a provider of IT services, with locations throughout North America, India and Asia, and other international locations. The chief operating decision-maker evaluates each segment’s performance based primarily on its revenue and income (loss) from operations due to the similarity of the nature of services provided to clients. The geographic segment revenue figures disclosed below are stated at full attribution. Full attribution revenue is calculated using the end customer invoice rate on intersegment engagements, as opposed to using the transfer price rate. The chief operating decision-maker does not evaluate segment performance based on assets. Assets, including the related depreciation and amortization expense, are managed primarily by corporate management. In 2005, the chief operating decision-maker realigned certain portions of the business and the operating segments reducing the number of reported segments in prior years from four operating segments and other to two operating segments and other. The four operating segments reported in prior years were Commercial, India/Asia, Public Sector and Europe. These operating segments have been realigned into two segments-Commercial and Public Sector. Segment information for 2004 and 2003 has been reclassified to conform to the 2005 presentation.

•	Commercial includes all global services provided to non public sector customers. Commercial includes application services for maintenance and development outsourcing (AMD/O), retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services.

•	Public Sector includes all services provided to domestic state and local municipalities.

•	Other consists primarily of the labor and supporting expenses for the Corporate functions, depreciation and amortization expenses, lease expenses for corporate headquarters.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

      India/Asia geographic segment supplies substantial resources to North American Customers. The rate charged by India to U.S. has been developed utilizing a cost plus transfer pricing methodology. This results in a large component of the available gross profit accruing to North America where the end customer is located.

      Segment information is presented below. Revenue and income (loss) from operations by segment is as follows:

	Year Ended December 31,

	2005	2004	2003

Revenue —
Commercial	$334,806	$287,574	$273,240
Less intersegment	(6,949)	(5,052)	(7,246)

	327,857	282,522	265,994
Public Sector	106,263	91,199	112,913
Other	—	652	(277)

	$434,120	$374,373	$378,630

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003

Income (Loss) from Operations
Commercial	$74,778	$62,736	$44,053
Public Sector	8,495	(2,090)	4,372
Other	(37,359)	(39,729)	(38,709)

	45,914	20,917	9,716
Interest Expense	(495)	(245)	—
Other Income, net	3,507	1,317	1,781

Income Before Provision For Income Taxes	$48,926	$21,989	$11,497

      The following table summarizes selected financial information of the Company’s operations by geographic location. Revenue by geographic location represents local third party business plus work performed on behalf of other segments and charged at the full attribution rate.

      Europe revenue and intersegment elimination amounts for 2004 and 2003 have been revised from previously reported amounts to correct an error in eliminating intrasegment revenue.

	Year Ended December 31,

	2005	2004	2003

Revenue —
North America	$371,200	$326,296	$348,005

India/Asia	131,818	106,140	51,431
Less intersegment	(90,340)	(77,765)	(37,982)

	41,478	28,375	13,449
Europe	21,446	21,644	20,738
Less intersegment	(4)	(1,942)	(3,562)

	21,442	19,702	17,176

	$434,120	$374,373	$378,630

	December 31,

	2005	2004

Tangible Long-Lived Assets —
North America	$16,464	$21,522
India/Asia	25,022	16,167
Other international	159	173

	$41,645	$37,862

18.     Commitments, Contingencies and Potential Liability to Clients

      We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly. We do not believe

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

that the ultimate resolution of these matters will have a material adverse effect on our financial condition, results of operations, or cashflows. We believe that we have adequate legal defenses and intend to defend these matters vigorously.

      We have certain contracts with our state and local clients that require us to provide a surety bond as a guarantee of performance. As of December 31, 2005, we had 13 performance bonds outstanding and posted with clients, with an aggregate total value of approximately $35,167 to secure performance of contractual obligations with our clients. Additionally, 14 letters of credit totaling $9,386 were outstanding at December 31, 2005. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

19.     Restructuring, Merger and Other Related Charges

      In April 2003, the Company announced it would realign the organization. The realignment which is complete, aligned sales, subject matter expertise and delivery and provided a strong foundation for the future growth and profitability for the Company. As part of the realignment, the Company reduced headcount in the second quarter of 2003 by over 200 net positions in North America or approximately 8.5% of domestic headcount. The reduction in headcount was split with over 80% of the eliminated positions (billable and delivery employees) coming from cost of revenue with the remaining coming from selling, general and administrative.

      During 2005, the Company recorded $491 of lease termination costs. During 2004, the Company recorded $1,696 of lease termination costs and $1,252 related to severance. Amounts related to lease terminations will be paid out through 2011. During 2003, the Company recorded costs of $4,208, split $1,834 included in cost of revenue and $2,374 included in selling, general and administrative expenses, related to various headcount reductions, including the reductions implemented during the second quarter as discussed above, and termination of lease obligations associated with the consolidation of facilities.

      The following is a roll forward of the accrual balance for restructuring, merger and other related charges:

		Lease
	Severance	Terminations	Other	Total

Balance January 1, 2003	$8	$2,527	$29	$2,564
Expense	3,819	389	—	4,208
Payments and other	(3,456)	(1,248)	(29)	(4,733)

Balance December 31, 2003	371	1,668	—	2,039
Expense	1,252	1,696	—	2,948
Payments and other	(1,556)	(1,190)	—	(2,746)

Balance December 31, 2004	67	2,174	—	2,241
Expense	—	491	—	491
Payments and other	(67)	(1,471)	—	(1,538)

Balance at December 31, 2005	$—	$1,194	$—	$1,194

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

20.     Other Income, Net

      In November 2005 Oracle exercised its purchase option to acquire PeopleSoft’s development center in Bangalore, India operated by the Company. Approximately 430 employees of the center became employees of Oracle. Revenue generated from this development center for the Company was $13,405 and $8,400 for the years ended December 31, 2005 and 2004 respectively. No revenue was recorded in 2003. Under terms of the agreement, Oracle is required to pay a buyout fee of $1,000 and an amount which approximates the book value of the net assets of the business. In accordance with the terms of the agreement, Oracle has paid 80% of the amount owned as of December 31, 2005. The Company anticipates receipt of the remaining proceeds by the end of the first quarter of 2006.

      In August, 2003, the Company was notified that the Board of Directors and majority shareholders of one of the Company’s investments carried at cost had agreed to merge with another entity. The merger consummated in August, 2003 and the Company recognized a loss of approximately $680 which is included in other income, net.

21.     Other

      During the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies, and Staff Accounting Bulletin 104, the Company recognized the costs of providing the services, but did not recognize any revenue for these services in 2004. Gross profit in the Commercial segment was negatively impacted in the fourth quarter by approximately $3,500. In 2005, the Company received a contract which covered these services and recognized the revenue in the first quarter of 2005, with a corresponding increase in gross profit.

22.	Subsequent Event

      In March 2006, the Company entered into an agreement to sell the assets and certain liabilities of its state and local consulting practice, which is included in the Public Sector segment for reporting purposes, for up to $40,000. The state and local consulting practice had the following results for the years ended December 31, 2005 and 2004:

	Year Ended
	December 31,

	2005	2004

	(In thousands)
Revenue	$75,741	$62,994
Gross profit	10,212	3,389
Income (loss) from operations	2,793	(6,797)

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The income (loss) from the state and local practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.

      The agreement, which is contingent on the Company’s ability to meet certain closing conditions, also requires the Company to provide a certain level of services to the buyer from its operations in India at below market rates through the end of 2007. Until such time as the transaction closes, it is not possible for the Company to determine whether the sale of the business will qualify for discontinued operations reporting.

23.     Supplemental Quarterly Information (Unaudited)

	Quarter Ended

2005	March 31	June 30	September 30	December 31

Revenue	$104,273	$108,708	$111,178	$109,961
Gross profit	30,323	30,407	28,996	28,285
Income from operations	11,462	12,267	11,346	10,839
Net income	8,057	11,248	8,610	9,623
Basic net income per share	$.22	$.30	$.23	$.26

Diluted net income per share	$.21	$.30	$.23	$.25

2004
Revenue	$84,892	$94,109	$96,201	$99,171
Gross profit	14,891	25,263	26,116	26,989
Income (loss) from operations	(4,373)	5,678	9,185	10,427
Net income (loss)	(2,890)	4,603	6,567	9,224
Convertible redeemable preferred dividends	1,130	1,139	952	—
Redemption of convertible redeemable preferred stock	—	—	28,674	—

Net income (loss) available for shareholders	(4,020)	3,464	(23,059)	9,224
Amounts allocated to participating preferred shareholders	—	(847)	—	—

Net income (loss) available to common shareholders	$(4,020)	$2,617	$(23,059)	$9,224

Basic net income (loss) per share	$(0.15)	$0.10	$(0.81)	$0.25
Diluted net income (loss) per share	$(0.15)	$0.10	$(0.81)	$0.24

(a)	Revenue for the quarter ended December 31, 2004, includes $1,200 in connection with an agreement signed with SIRVA related to services previously provided. Gross profit for the quarter ended December 31, 2004, includes the cost associated with services performed for one of the Company’s significant customers after it had reached the authorized spending limit on a time and material contract. In accordance with Staff Accounting Bulletin 104, the Company did not recognize the revenue for these services in 2004 and gross profit was negatively impacted by approximately $3,500. In 2005, the Company received a contract which covered these services and recognized the revenue in the first quarter of 2005, with a corresponding increase in gross profit.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

(b)	The tax provision for the quarter and year ended December 31, 2004 included a reversal of $2,236 of valuation allowances related to federal net operating losses that were deemed to be no longer required based on management’s estimates of future profitability of the Company.

(c)	The tax provision for the quarter ended June 30, 2005 included the reversal of previously recorded tax reserves of $3,200 due to the expiration of the statute of limitations for the tax years the recorded reserves related to and a charge of $500 from the reversal of deferred tax assets due to an enacted law change in the State of Ohio.

(d)	The tax provision for the quarter ended September 30, 2005 included the reversal of previously recorded valuation allowances of $369 that were no longer required.

(e)	Net income in the quarter ended December 31, 2005 includes $812 related to the sale of the Company’s development center in India.

(f)	The tax provision for the quarter ended December 31, 2005 includes a net credit of $614 from the adjustment of recorded reserves and valuation allowances based on an evaluation of estimated tax exposures.

(g)	Gross profit for the quarter ended December 31, 2005 includes a charge of $900 due to the accrual of previously unrecognized employee benefits for certain employees of our Indian operation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On March 25, 2005, Covansys Corporation (“Covansys” or the “Company”) notified PricewaterhouseCoopers LLP (“PwC”) that the Audit Committee dismissed PwC as the Company’s independent registered public accounting firm.

      PwC’s reports on the Company’s financial statements for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

      During the years ended December 31, 2004 and 2003 and through March 25, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC would have caused them to make reference thereto in connection with their reports on the financial statements for such years.

      During the years ended December 31, 2004 and 2003 and through March 25, 2005, there were no reportable events as described in Regulation S-K Item 304(a)(1)(iv)(B) except as follows. In accordance with section 404 of the Sarbanes-Oxley Act, Covansys completed its assessment of the effectiveness of its internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 due to material weaknesses in its internal control in revenue contract accounting, percentage of completion accounting, property and equipment, income taxes and lease accounting. PwC issued an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2004. More details on the material weaknesses in internal control over financial reporting and management’s plans to remediate these weaknesses are discussed in Item 9A of the Company’s 2004 Form 10-K.

      In connection with the 2003 Form 10-K/A as filed on August 6, 2004, the Company noted material weaknesses in property and equipment and percentage of completion accounting. The material weakness in percentage of completion accounting was first communicated by PwC to the Company in November 2003. These items are further discussed in Item 9A of the Company’s 2004 Form 10-K.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      Covansys provided PwC with a copy of the above disclosures and requested that PwC furnish Covansys with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements by Covansys and, if not, stating the respects in which it does not agree. A copy of the letter from PwC is filed as Exhibit 16.1 to the Company’s Form 8-K dated March 25, 2005.

      On March 25, 2005, Covansys’s Audit Committee appointed BDO Seidman LLP as Covansys’s independent registered public accounting firm.

      During Covansys’s two most recent fiscal years and through March 25, 2005, Covansys did not consult BDO Seidman LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or events listed in Item 304(a)(2) of Regulation S-K.

      Item 9A.     Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

      The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures on December 31, 2005 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The management of Covansys Corporation is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These controls include policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with required authorization levels of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

      The Company’s management assessed the effectiveness of its internal controls over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

      Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed by the Internal Audit organization.

      Based on this assessment, management determined that, as of December 31, 2005, the Company’s internal controls over financial reporting were effective. The current year assessment determined that the five material weaknesses noted as of December 31, 2004 in the Company’s 2004 Form 10-K have been effectively remediated. Management has, therefore, concluded that, based on these remediation efforts and the current year’s evaluation, the Company did maintain effective internal control over financial reporting as of December 31, 2005. A discussion of the previously noted material weakness and respective remediation efforts is included under Changes in Internal Controls over Financial Reporting and Management’s Remediation Initiatives.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, management misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

AND MANAGEMENT’S REMEDIATION INITIATIVES

      The Company’s internal control over financial reporting is the responsibility of the Chief Executive Officer and the Chief Financial Officer. To fulfill this responsibility, management has continued to enhance the Company’s internal controls and increase the oversight of other factors that could have significantly affected those controls. Management has also taken corrective action with regard to significant deficiencies and material weaknesses.

      As a result of management’s evaluation of internal control over financial reporting, certain material weaknesses were identified and reported in the December 31, 2004 assessment as set forth in the section entitled Management’s Report on Internal Control Over Financial Reporting of the Company’s 2004 Form 10-K. Management has addressed these material weaknesses and deficiencies through a number of initiatives including those specifically set forth below:

Revenue Recognition:

      In the Company’s prior year assessment, it was noted that the Company did not maintain effective controls over the validity and accuracy of contract revenue and the related billed and unbilled accounts receivable. Specifically, the Company did not maintain effective controls over obtaining a signed contract or determining that a contract amendment was authorized at the time revenue was recognized and that all original or amended contract terms (primarily customer acceptance conditions and fee limitation clauses) were accurately reflected within the consolidated financial statements. This control deficiency contributed to the Company recording a material adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could have resulted in a misstatement to the revenue accounts that would have resulted in a material misstatement to annual or interim financial statements that would not be prevented or detected.

      The Company has performed the following procedures to strengthen the control environment and accounting for contracts:

•	In the first quarter of 2005, the Company engaged in a thorough process to organize and catalogue its customer contracts in order to integrate all of its contract information into a contracts module of its ERP system. This initiative confirmed that remediation measures implemented by the Company at the end of the second quarter of 2004 had strengthened the Company’s revenue recognition processes by requiring that contractual documentation for new engagements be presented to and confirmed by the Legal Department prior to recognition of revenue for that engagement;

•	Additionally, during the third quarter of 2005, the Company substantially enabled major features of the contracts module of its ERP system and reassigned ownership of entering all contract and related billing information to the Legal Department;

•	A Project Set-Up Review Committee was also established during the year to ensure information entered into the Company’s contract module of its ERP system, by the Legal Department is complete and accurate. This Committee is comprised of Company personnel from the Project Management Office, Finance Department , Legal Department, and Operations; and

•	In conjunction with the contract organization process and in preparation of the year-end financial statements, the Company reviewed substantially all of its contracts that contained a fee limitation cap to confirm that revenue recognized did not exceed the fee limitation cap.

Fixed Assets:

      At the conclusion of a physical inventory process undertaken by the Company in June 2004, the Company identified a charge of $2.6 million for assets that could not be located or were no longer in use. At that time the Company concluded that it did not maintain effective controls over the completeness and accuracy of net property and equipment balances and the related depreciation expense. Specifically, substantially all of the Company’s property and equipment records were maintained using databases and spreadsheets, which were not integrated with the Company’s underlying ERP system and did not have adequate controls to ensure that assets, asset values, capitalization dates and useful lives were complete, accurate and recorded on a timely basis. Additionally, reconciliation controls over inter-company fixed asset transactions were not operating effectively. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003, 2002 and 2001 and for each of the quarters for the two years in the period ended December 31, 2003. Additionally, as part of the year-end closing process in December 2004, management discovered that a consolidating entry to properly record property and equipment on the balance sheet at December 31, 2003 was classified as accumulated comprehensive income in error. That item was corrected but the discovery of the error precluded management from concluding that the material weakness in its fixed assets accounting procedures had been fully remediated in the prior year. Since June 2004, the Company has successfully accomplished the following items to strengthen the control environment and accounting for its fixed assets:

•	Development of a global policy and procedure manual regarding the recording, tracking and depreciation of fixed assets;

•	Addition of a new resource in the information technology staff that is responsible for equipment tracking;

•	Periodic physical inventories of equipment since the third quarter of 2004 which have produced only minor adjustments and;

•	Implementation of the fixed asset module in the Company’s ERP system in the third quarter of 2005 to facilitate in the tracking and accounting of fixed assets. This implementation eliminates the use of multiple spreadsheets and systems which significantly streamlines the process while injecting more preventative automated controls into the control environment.

Percentage of Completion Accounting:

      In November 2003, the Company disclosed a material weakness in its internal controls related to the Company’s application of the percentage of completion method of accounting for its fixed price contracts. The Company disclosed that it did not maintain effective controls over the completeness and accuracy of revenue accounted for under percentage-of-completion method and the associated revenue in excess of billings balance sheet account. Under the percentage of completion accounting method, revenue to be recognized is dependent on, among other things, management’s ability to produce reasonably dependable estimates to complete the contract. The Company’s percentage-of-completion accounting control procedures were not designed to require the use of a consistent risk-adjusted method to estimate the costs to complete. Additionally, the Company’s controls over cost to complete estimates were not operating effectively because project management and accounting personnel did not consistently document manual adjustments to cost estimates and percentage-of-completion accounting records and they did not, in limited instances, provide written certifications attesting to the accuracy of their cost to complete estimates. Since the discovery of this material weakness, the Company has implemented a multi-part plan to strengthen management of fixed price contracts and to enhance the processes supporting application of the percentage of completion method of accounting for its fixed price contracts. Some of the more significant enhancements that have been implemented are as follows:

•	Modification and communication of the Company’s global revenue recognition policy;

•	Standardization and continuous improvement of the use of three primary estimating tools;

•	Enhanced training addressing revenue recognition, contract management and project tracking and reporting. Migration of project plans and project reporting to a standard workbook;

•	The addition of a fixed price specialist to assist the project management teams on use of the standard workbook along with being available to address project related reporting issues;

•	Monthly certification by individual project managers attesting to the appropriateness of their monthly estimate-to-complete submissions;

•	Creation and consistent application of a risk-adjusted methodology to identify the appropriate level of contingency for percentage of completion projects and a framework for project managers to use in calculating their period estimates of costs to complete;

•	Increased executive oversight of significant projects including periodic reviews by executive management of projects that include new or high risk technology implementations or of significant size and complexity;

•	Increased monitoring of projects by the Project Management Office (PMO);

•	Creation of more detailed procedural documentation and additional training to assist the Company’s employees in their reporting responsibilities;

•	Zero profit method of accounting for certain fixed price projects where it was not possible to make reasonably dependable estimates of future costs; and

•	Creation of a database which is comprised of historical project performance and trend analysis data which can be considered on current projects of a similar nature to facilitate more accurate estimates to complete.

Taxes:

      As part of its 2004 year end closing process, the Company identified errors when reconciling its cumulative temporary difference and contingent tax liabilities to recorded amounts. As a result, management concluded that the Company did not maintain effective controls over the accuracy of the Company’s current tax payable account, the deferred tax asset and liability balances, valuation allowance and income tax expense. Specifically, the Company did not have controls in place to ensure that the Company had sufficient supporting documentation for these income tax balances and that its income tax accounts were periodically reconciled to supporting documentation. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003, 2002 and 2001, for each of the quarters for the two years in the period ended December 31, 2003 and for the first, second and third quarters for 2004, and in the Company recording and audit adjustment to the fourth quarter 2004 financial statements.

      For the 2005 year, the Company partnered with a tax consulting firm and adopted the use of tax software to assist in insuring that there was sufficient documentation to support the current tax payable, deferred tax asset, deferred tax liability and income tax expense accounts. With the assistance of the Company’s tax consultants, the Company has performed an extensive evaluation of the design of the historical process and related controls surrounding taxes and has formalized its policies and procedures related to accounting for taxes. In particular, the Company has performed the following:

•	Implemented standard tax reporting packages which are submitted quarterly by foreign entities to ensure completeness of information;

•	Provided FAS 109 training to key management personnel at all major business locations and subsidiaries;

•	Formalized its procedures, including refined role definition for key management personnel; and

•	Integrated tax professionals into the process to gain appropriate level of tax expertise with respect to FAS 109 compliance.

Leases:

      As part of its 2004 year end closing process, management concluded that straight-line rent expense for the Company’s headquarters had been incorrectly accrued and that the related lease expense for prior periods was incorrect. Upon further examination, the Company concluded that effective controls over the completeness and accuracy of its accrued lease liability and related lease expense accounts were not maintained. Specifically, the Company did not have controls in place to ensure the accounting implications for new or amended leases were consistently evaluated and reviewed by management. Additionally, the Company’s controls over its selection and monitoring of its accounting policy for lease accounting were ineffective. The Company incorrectly applied generally accepted accounting principles to lease agreements with step increases in rental payments resulting in an error in the accrued lease liability and related lease expense. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003, 2002 and 2001, for each of the quarters for the two years in the period ended December 31, 2003 and for the first, second and third quarters for 2004.

      For the year 2005, the Company implemented controls to reduce the risk of such errors in the future as follows:

•	Implementation of a comprehensive lease review checklist which is completed by the Company’s Finance Department in conjunction with a review of all new lease agreements to ensure proper accounting treatment;

•	Monthly reviews surrounding accounts related to step rent provisions, lease terminations and sublease income are conducted by the Company’s Controller;

•	Quarterly procedures have been enhanced to facilitate communication from operations personnel to relevant financial personnel to ensure that events which occur throughout the year with respect to leased property is promptly addressed and accounted for; and

•	The lease policy has been revised to require that all property leases be executed by only the Company’s Chief Financial Officer or authorized designee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      To the Board of Directors and Shareholders of Covansys Corporation:

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Covansys Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covansys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Covansys Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Covansys Corporation and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Covansys Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended and our report dated March 8, 2006 expressed an unqualified opinion.

BDO Seidman, LLP

Grand Rapids, Michigan
March 8, 2006

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information required by this item is included in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption Directors and Executive Officers and is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      The information required by this item is included in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption Directors and Executive Officers of the Company and is incorporated herein by reference.

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

      The information required by this item is included in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption Executive Compensation and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption Director and Executive Officer Ownership of Covansys Corporation Common Stock and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is included in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption Certain Relationships and Related Transactions and is incorporated herein by reference.

Item 14.	Principal Accountants Fees and Services

      The information required by this item is included in our Proxy Statement for our 2006 Annual Meeting of Shareholders under the caption Principal Accountants Fees and Services and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

      (a) Documents filed as a part of the report:

1. Consolidated Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed herewith:

2.     Financial Statement Schedules

      None

      3.(a) Exhibits

Exhibit
No.		Description

3	.1(a)	Restated Articles of Incorporation of the Company, as amended.
3	.2(b)	Restated Bylaws.
4.1		See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining the rights of the holders of Common Stock of the Company.
4	.2(c)	Specimen Stock Certificate.
10	.1(d)	Credit Agreement with JPMorgan Chase Bank, N.A.
10	.2(b)	Shareholder Rights Plan.
10	.3(b)	Master Service Provider Agreement with Fidelity Information Services.
10	.4(b)	Exhibits to Master Service Provider Agreement with Fidelity Information Services.
21.1		Subsidiaries of Registrant.
23.1		Consent of BDO Seidman, LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended March 31, 2004.

(b)	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended September 30, 2004.

(c)	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

(d)	Incorporated herein by reference to exhibit of the same number in the Form 8-K Current Report dated December 28, 2005.

SIGNATURES

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVANSYS CORPORATION

By:	/s/ RAJENDRA B. VATTIKUTI

Rajendra B. Vattikuti
Chairman, Chief Executive Officer and Director

March 8, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ RAJENDRA B. VATTIKUTI Rajendra B. Vattikuti	Chairman, Chief Executive Officer and Director	March 8, 2006

/s/ JAMES S. TROUBA James S. Trouba	Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2006

/s/ THOMAS E. LINDSEY Thomas E. Lindsey	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 8, 2006

* William C. Brooks	Director	March 8, 2006

* Hugh R. Harris	Director	March 8, 2006

* Douglas S. Land	Director	March 8, 2006

* Ronald K. Machtley	Director	March 8, 2006

* Frank R. Sanchez	Director	March 8, 2006

* John A. Stanley	Director	March 8, 2006

* Frank D. Stella	Director	March 8, 2006

* David H. Wasserman	Director	March 8, 2006

* Gary C. Wendt	Director	March 8, 2006

* /s/ JAMES S. TROUBA James S. Trouba Attorney-in-fact

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(a)	Restated Articles of Incorporation of the Company, as amended.
3	.2(b)	Restated Bylaws.
4.1		See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining the rights of the holders of Common Stock of the Company.
4	.2(c)	Specimen Stock Certificate.
10	.1(d)	Credit Agreement with JPMorgan Chase Bank, N.A.
10	.2(b)	Shareholder Rights Plan.
10	.3(b)	Master Service Provider Agreement with Fidelity Information Services.
10	.4(b)	Exhibits to Master Service Provider Agreement with Fidelity Information Services.
21.1		Subsidiaries of Registrant.
23.1		Consent of BDO Seidman, LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended March 31, 2004.

(b)	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended September 30, 2004.

(c)	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

(d)	Incorporated herein by reference to exhibit of the same number in the Form 8-K Current Report dated December 28, 2005.