Form 10-Q
period 2006-03-31
COVANSYS CORP
filed 2006-05-04
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	37,558,828 (Outstanding as of April 28, 2006)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated balance sheets

	March 31,	December 31,
	2006	2005

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,492	$58,030
Short-term investments	20,414	23,332
Accounts receivable, net of allowance for doubtful accounts of $1,377 and $1,357 at March 31, 2006 and December 31, 2005, respectively	78,906	82,526
Revenue earned in excess of billings	3,679	25,632
Deferred taxes	6,729	6,275
Prepaid expenses and other	6,952	8,842
Assets held for sale	32,005	—

Total current assets	210,177	204,637
Property and equipment, net	33,954	34,506
Computer software, net	1,298	2,150
Goodwill	22,056	21,893
Deferred taxes	3,075	3,086
Other assets	5,540	4,989

Total assets	$276,100	$271,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,527	$14,346
Accrued payroll and related costs	19,619	21,542
Taxes payable	2,129	1,438
Other accrued liabilities	16,271	19,618
Deferred revenue	361	2,783
Liabilities held for sale	5,036	—

Total current liabilities	56,943	59,727
Other liabilities	3,388	3,674
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 37,524,311 and 37,398,342 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	167,384	165,496
Retained earnings	48,928	43,971
Accumulated other comprehensive loss	(543)	(1,607)

Total shareholders’ equity	215,769	207,860

Total liabilities and shareholders’ equity	$276,100	$271,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of income

	Three Months Ended
	March 31,

	2006	2005

	(In thousands, except
	per share data)
	(Unaudited)
Revenue	$109,776	$104,273
Cost of revenue	85,586	73,950

Gross profit	24,190	30,323
Selling, general and administrative expenses	18,674	18,861

Income from operations	5,516	11,462
Interest expense	17	203
Other income, net	(563)	(589)

Income before provision for income taxes	6,062	11,848
Provision for income taxes	1,105	3,791

Net income	$4,957	$8,057

Income per share
Basic	$.13	$.22

Diluted	$.13	$.21

Basic weighted average shares	37,444	37,429
Dilutive effect of options and warrants	459	604

Diluted weighted average shares	37,903	38,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of cash flows

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$4,957	$8,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,380	3,218
Loss on disposal of property and equipment	177	158
Stock-based compensation cost	397	—
Provision for and write-off of doubtful accounts	3	150
Provision for deferred income taxes	(450)	(381)
Gain from sale of short-term investments	(13)	(43)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(3,590)	(6,466)
Prepaid expenses and other	639	(432)
Accounts payable, accrued payroll and related costs and other liabilities	(2,462)	5,117

Net cash provided by operating activities	3,038	9,378
Cash flows from investing activities:
Investment in property, equipment and other	(4,366)	(2,608)
Investment in computer software	(15)	(43)
Proceeds from sale of available for sale securities	33,107	29,972
Purchases of available for sale securities	(29,997)	(30,047)

Net cash used in investing activities	(1,271)	(2,726)
Cash flows from financing activities:
Net proceeds from exercise of stock options	1,305	876
Tax benefit from stock options exercised	187	—

Net cash provided by financing activities	1,492	876
Effect of exchange rate changes on cash	203	(128)

Increase in cash and cash equivalents	3,462	7,400
Cash and cash equivalents at beginning of period	58,030	71,250

Cash and cash equivalents at end of period	$61,492	$78,650

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
      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of March 31, 2006, the results of its operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three month periods ended March 31, 2006 and 2005. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.
      The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2006.
2.     Sale of State and Local Consulting Practice
      In March 2006, the Company entered into an agreement to sell the assets and certain liabilities of its state and local consulting practice, which is included in the Public Sector segment for reporting purposes, for up to $40,000. Consistent with the decline in the operating results of the state and local consulting practice, the Company currently expects to receive between $30,000 and $35,000. The Company expects the sale to be completed in May 2006.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following pro forma information assumes that the sale of the state and local consulting practice had occurred on January 1, 2005.

	Three Months Ended March 31,

	2006			2005

		State and Local			State and Local
	As Reported	Consulting Practice	Proforma	As Reported	Consulting Practice	Proforma

Revenue	$109,776	$12,436	$97,340	$104,273	$18,597	$85,676
Cost of revenue	85,586	13,210	72,376	73,950	15,634	58,316

Gross profit (loss)	24,190	(774)	24,964	30,323	2,963	27,360

Selling, general and administrative expenses	18,674	1,548	17,126	18,861	1,993	16,868

Income (loss) from operations	5,516	(2,322)	7,838	11,462	970	10,492

Interest income and other	(546)	—	(546)	(386)	—	(386)

Income (loss) before provision (benefit) for income taxes	6,062	(2,322)	8,384	11,848	970	10,878
Provision (benefit) for income taxes	1,105	(929)	2,034	3,791	388	3,403

Net income (loss)	$4,957	$(1,393)	$6,350	$8,057	$582	$7,475

Earnings per share
Basic	$.13		$.17	$.22		$.20

Diluted	$.13		$.17	$.21		$.20

      The income (loss) from the state and local practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.
      The agreement, which is contingent on the Company’s ability to meet certain closing conditions, also requires the Company to provide a certain level of services to the buyer from its operations in India at below market rates through the end of 2007. Until such time as the transaction closes, it is not possible for the Company to determine whether the sale of the business will qualify for discontinued operations reporting or result in a gain or loss.
      The assets and liabilities to be sold have been reflected in the balance sheet as assets and liabilities held for sale and include current assets (principally accounts receivable and revenue in excess of billings) of $29,514, property, computer software and other of $2,491, current liabilities (principally accounts payable and deferred revenue) of $4,856 and long-term liabilities of $180.
3.     Income Taxes
      The Company has provided federal, foreign and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2006 and 2005. The Company’s tax rate is impacted by permanent items such as Subpart F income and nondeductible travel and entertainment expenses as well as the mix between domestic and foreign earnings.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company has six business units in India which are entitled to a tax holiday for 10 consecutive years commencing with the year the business unit started producing computer software or until the Indian tax year ending March 31, 2009, whichever is earlier. As the tax holiday expires, the Company’s overall effective tax rate will be negatively impacted.
      The Company’s tax rate for the three months ended March 31, 2006 was impacted by a net reversal of previously recorded tax reserves of $774 based on the completion of a review of previously filed tax returns by taxing authorities.
4.     Fixed Price Contracts
      The Company realized approximately 39% and 40% of its revenue during the three months ended March 31, 2006 and 2005, respectively, from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 10% and 13% of the Company’s revenue during the three months ended March 31, 2006 and 2005, respectively, was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.
      At March 31, 2006, the Company has $2,607 in billed and unbilled receivables related to a challenged contract for which the Company is still performing services and which management believes are collectible.
      During the three months ended March 31, 2006, the Company received a notification from two of its Public Sector customers that they were terminating their contracts with the Company prior to the completion of all of the deliverables under the contracts. The Company has negotiated a settlement with one of the customers resulting in a reduction of previously recorded revenue of $488. The Company is currently in negotiations with the other customer concerning the resolution of its outstanding receivable balance of $859 as of March 31, 2006. The Company has recorded no reserve for such amount, if any, which may not be paid.
5.     Segment Information
      The Company is a provider of IT services, with locations throughout North America, India and Asia, and other international locations. The chief operating decision-maker evaluates each segment’s performance based primarily on its revenue and income (loss) from operations due to the similarity of the nature of services provided to clients. Full attribution revenue is calculated using the end customer invoice rate on intersegment engagements, as opposed to using the transfer price rate. The chief operating decision-maker does not evaluate segment performance based on assets. Assets, including the related depreciation and amortization expense, are managed primarily by corporate management. Under this organization the operating segments are as follows:

•	Commercial includes all global services provided to non public sector customers. Commercial includes application services for maintenance and development outsourcing (AMD/O), retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Public Sector includes all services provided to domestic state and local municipalities.

•	Other consists primarily of the labor and supporting expenses for the Corporate functions, depreciation and amortization expenses and lease expenses for corporate headquarters.
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2005 Annual Report on Form 10-K.
      Revenue and income (loss) from operations by segment is as follows:

	Three Months Ended
	March 31,

	2006	2005

Revenue
Commercial	$89,659	$80,257
Less intersegment	(1,242)	(1,882)

	88,417	78,375
Public Sector	21,359	25,898

	$109,776	$104,273

Income (Loss) From Operations
Commercial	$15,414	$18,484
Public Sector	(628)	2,636
Corporate and Other	(9,270)	(9,658)

	5,516	11,462
Interest expense	17	203
Other income, net	(563)	(589)

Income Before Provision For Income Taxes	$6,062	$11,848

6.     Common Stock Repurchase Program
      The Company’s board of directors has authorized the repurchase of up to 14,000,000 shares of the Company’s common stock. During the quarter ended March 31, 2006, the Company did not repurchase any shares. Through March 31, 2006, the Company has repurchased 11,838,176 shares of its common stock for cash at a total cost of $146,783. At March 31, 2006, 2,161,824 shares remain available for purchase under the board of directors authorization. Subsequent to March 31, 2006, the Company’s board of directors increased the authorization to repurchase up to 16,000,000 shares of the Company’s common stock.
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

	Three Months Ended
	March 31,

	2006	2005

Warrants issued to CDR to purchase 5,000,000 shares of common stock	5,000,000	5,000,000
Warrants issued to FIS to purchase 4,000,000 shares of common stock	3,000,000	4,000,000
Average number of stock options outstanding	1,440,772	3,126,065
8.     Stock Option Plans
      Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 and the compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). The Company uses the Black-Scholes model to determine fair value. Results for prior periods have not been restated.
      As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $397 and $322 lower, respectively, than if it had continued to account for share based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $.14 and $.14, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $.13 and $.13, respectively. As of March 31, 2006 unrecognized compensation expense was $4,235 to be recognized over a weighted average period of 2.5 years.
      Prior to the adoption of Statement 123(R), the Company reported all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for these options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $187 for the three months ended March 31, 2006 classified as a financing cash inflow would have been reported as an operating cash in flow if the Company had not adopted Statement 123(R).
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement 123 to options granted under the Company’s stock option plans in the three months ended March 31, 2005.

Three Months
Ended
March 31, 2005

Net income as reported	$8,057
Stock-based employee compensation cost included in reported net income	—
Stock-based employee compensation cost determined under the fair value based method for all awards	(743)

Pro forma net income	$7,314

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months
Ended
March 31, 2005

Earnings per share
As reported
Basic	$.22

Diluted	$.21

Pro forma
Basic	$.20

Diluted	$.19

9.     Comprehensive Income
      Total comprehensive income is summarized as follows:

	Three Months Ended
	March 31,

	2006	2005

Net income	$4,957	$8,057
Currency translation adjustment	1,086	(1,043)
Unrealized gain (loss) on short term investments	(22)	11

Total comprehensive income	$6,021	$7,025

10.     Related Party Transactions
      Services provided by the Company to FIS, a major stockholder, during the three months ended March 31, 2006 and 2005 totaled approximately $6,121 and $3,174, respectively. The balance owed to the Company by FIS at March 31, 2006 and 2005 was $2,233 and $1,071, respectively.
      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by the Company’s Chief Executive Officer. During the three month periods ended March 31, 2006 and 2005, the Company provided services to Synova totaling $569 and $579, respectively. In addition, during the three month periods ended March 31, 2006 and 2005 Synova provided services to the Company totaling $1,676 and $637, respectively. The net balance owed to the Company by Synova for services at March 31, 2006 and 2005 was $582 and $212, respectively.
      During the three month periods ended March 31, 2006 and March 31, 2005, services provided by the Company to SIRVA, Inc., a company related through common ownership of CDR, a major stockholder, totaled approximately $1,632 and $2,251 respectively. The balance owed to the Company by SIRVA, Inc. at March 31, 2006 was $361. No amount was owed to the Company at March 31, 2005.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     Restructuring, Merger and Other Related Charges
      The following is a roll forward of the accrual balance for restructuring, merger and other related charges for the three month periods ended March 31, 2006 and 2005 respectively.

		Lease
	Severance	Terminations	Total

Balance January 1, 2006	$—	$1,194	$1,194
Expense	—	—	—
Payments and other	—	(251)	(251)

Balance March 31, 2006	$—	$943	$943

Balance January 1, 2005	$67	$2,174	$2,241
Expense	—	—	—
Payments and other	(67)	(487)	(554)

Balance March 31, 2005	$—	$1,687	$1,687

      Amounts related to lease terminations will be paid through June, 2011.
12.     Cost of Computer Software to be Sold, Leased or Marketed
      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the three months ended March 31, 2006 the Company capitalized computer software of approximately $14. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $357 and $417 for the three months ended March 31, 2006 and 2005, respectively.
13.     Goodwill
      Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

Balance January 1, 2006	$21,893
Currency translation	163

Balance March 31, 2006	$22,056

14.     Credit Agreement
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
      Borrowings under the Credit Agreement bear interest at LIBOR plus .4% to 1.0% or prime minus .5%. The interest rate matrix is based on the Company’s level of outstanding credit exposure as defined in the Credit Agreement. Under the Credit Agreement, the Company pays a commitment fee of .125% per annum on the unused portion of the commitment and a facility letter of credit fee of .125% per annum based on the level of outstanding credit exposure as defined in the Credit Agreement.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Credit Agreement contains covenants, including financial covenants, that require the Company to maintain a certain leverage ratio and a minimum net worth. At March 31, 2006, the Company was in compliance with these ratios. At March 31, 2006, the Company had no borrowings and $7,953 in outstanding letters of credit under this Credit Agreement.
15.     Other Income, Net
      Foreign currency fluctuations resulted in foreign currency gain (loss) of approximately $(207) and $210 for the three months ended March 31, 2006 and 2005, respectively.
16.     Subsequent Event
      On May 2, 2006, the Company announced that its wholly owned subsidiary, Covansys India Limited, has entered into an agreement to sell a portion of its ownership interest in Fortune Infotech Limited to Fidelity National Financial, Inc, a related party. The Company will own 50.5% and Fidelity will own 45.5% of the common stock of Fortune Infotech after the sale.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Factors that could cause or contribute to such material differences include impact of changes in estimates on fixed price projects, internal control weaknesses, variability of operating results, failure to recruit, train and retain skilled IT professionals, our agreement to sell the state and local practice of our Public Sector business may not close, exposure to regulatory, political and general economic conditions, short term nature and termination provisions of contracts, competition in the IT services industry, economic conditions unique to clients in specific industries, the success of the Company to negotiate contract renewals at comparable terms, public sector budget constraints, limited protection of intellectual property rights, infringement by our services on the property rights of others, legal liability and damage to our professional reputation from claims made against our work, and risks related to merger, acquisition and strategic investment strategy.
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
      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenue on time-and-materials engagements as the services are performed and after we have a signed contract. On fixed-price engagements, we recognize revenue under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenue ratably over the applicable period. For the three month periods ended March 31, 2006 and 2005, approximately 39% and 40%, respectively, of our total revenue were generated from fixed-price engagements.
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
      In March 2006, the Company entered into an agreement to sell the assets and certain liabilities of its state and local consulting practice, which is included in the Public Sector segment for reporting purposes, for up to $40 million. Consistent with the decline in the operating results of the state and local consulting practice, the

Company currently expects to receive between $30 and $35 million. The Company expects the sale to be completed in May 2006. The state and local consulting practice had the following results for the three months ended March 31, 2006 and 2005.

	Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Revenue	$12,436	$18,597
Gross profit (loss)	(774)	2,963
Income (loss) from operations	(2,322)	970
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
      The assets and liabilities to be sold have been reflected in the balance sheet as assets and liabilities held for sale and include current assets (principally accounts receivable and revenue in excess of billings) of $29,514, property, computer software and other of $2,491, current liabilities (principally accounts payable and deferred revenue) of $4,856 and long-term liabilities of $180.
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
      The Securities and Exchange Commission has defined “critical accounting policies” as those that are most important to the portrayal of a company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates. Based on this definition, we have identified the critical accounting policies discussed below. We have other significant accounting policies, which also involve the use of estimates, judgments and assumptions that are integral to understanding our results of operations. For a complete discussion of all significant accounting policies, see Note 1 of our Notes to Consolidated Financial Statements included in our 2005 Form 10-K.
      The following is an overview discussion of our critical accounting policies.
      Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, for our time-and-materials and fixed price outsourcing contracts. For those service contracts which are billed on a time and materials basis, we recognize revenue as the services are performed. In our time and materials contracts our effort, measured by our time incurred, represents the contractual milestones or output measure which is the contractual earnings pattern. For our fixed price IT outsourcing, maintenance contracts and transaction processing, we recognize revenue ratably over the applicable outsourcing or maintenance period as the services are performed continuously over the contract period.
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
      Revenue is allocated among the elements based on the relative fair values of the elements and is recognized in accordance with our policies for the separate elements unless, as required by Staff Accounting Bulletin No. 104, the undelivered elements are essential to the functionality of the delivered elements. In circumstances where an undelivered element is essential to the functionality of the delivered element, no revenue is recognized for the delivered element until the undelivered element is delivered.
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
      Computer Software. We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized in accordance with SFAS 86 “Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material in the three months ended March 31, 2006 or 2005.

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
Liquidity and Capital Resources
      As of March 31, 2006, the Company had cash and short-term investments of $81.9 million. The Company funds its operations and working capital needs through internally generated funds. Cash provided from operations in the first quarter of 2006 was $3.0 million which included the use of cash for working capital of $5.4 million.
      Investing activities used $1.3 million in cash, principally for the enhancement and development of the Company’s offshore software development centers.
      To facilitate future cash flow needs, the Company has a credit facility which provides for borrowings or standby and commercial letters of credit up to $75.0 million through December 28, 2010.
      The Credit Agreement contains financial covenants which require the Company to maintain a certain interest, leverage ratio and a minimum total capitalization. At March 31, 2006, the Company was in compliance with these ratios. At March 31, 2006, the Company had no borrowings and $8.0 million in outstanding letters of credit under this Credit Agreement.
      Financing activities provided $1.5 million in cash from the exercise of stock options and related tax benefit.
      The Company has no off-balance sheet transactions.
Results of Operations
      Revenue and gross profit by segment are as follows:

	Three Months Ended
	March 31,

	2006	2005

	(In thousands)
Revenue
Commercial	$89,659	$80,257
Less intersegment	(1,242)	(1,882)

	88,417	78,375
Public Sector	21,359	25,898

	$109,776	$104,273

Gross profit (loss)
Commercial	$23,514	$25,697
Public Sector	1,738	5,233
Corporate and Other	(1,062)	(607)

	$24,190	$30,323

      Revenue:     Revenue was $109.8 million and $104.3 million for the three months ended March 31, 2006 and 2005, respectively. Revenue from the Commercial segment was $88.4 million in 2006, an increase of 12.8% over 2005 revenue of $78.4 million. Included in 2005 revenue was $3.5 million from work performed in 2004 but because the Company had not yet received a contract for those services, revenue could not be recognized until the receipt of the contract in the first quarter of 2005. First quarter 2005 revenue also included revenue of $4.1 million from a development center in India operated by the Company that was sold during the fourth quarter of 2005. Revenue growth in 2006 was driven by growth from existing customers including growth from the Company’s Master Services Agreement with Fidelity Information Services, new customers since the first quarter of 2005 and revenue from acquisitions made in 2005. Public Sector revenue decreased from $25.9 million in 2005 to $21.4 million in 2006. The decrease was driven by a slowdown in the number of contracts awarded to the Company and adjustments to fixed price contracts. In addition, during the first quarter of 2006, the Company received notification from two Public Sector customers that they were terminating their contracts with the Company prior to completion of all of the deliverables under the contracts. The Company has negotiated a settlement with one customer resulting in a reduction of previously recorded revenue of $.5 million. The Company is currently in negotiations with the other customer concerning the resolution of its outstanding receivable balance of $.9 million at March 31, 2006. The Company has recorded no reserve for such amount, if any, which may not be paid.
      Gross profit:     Gross profit was $24.2 million or 22.0% of revenue in 2006 compared with $30.3 million or 29.1% of revenue in 2005. Commercial gross profit was $23.5 million or 26.6% of revenue in 2006 compared with $25.7 million or 32.8% of revenue in 2005. The reduction in gross profit as a percentage of revenue is driven in part by lower utilization of resources, lower pricing and other concessions to certain customers and start up costs on new customer relationships. In addition gross profit in 2005 was benefited by $3.5 million from work performed in 2004 but because the Company had not yet received a contract for those services, revenue and the corresponding gross profit could not be recognized until the receipt of the contract in the first quarter of 2005. Gross profit for the Public Sector segment was $1.7 million or 8.1% of revenue in 2006 compared with $5.2 million or 20.2% or revenue in 2005. Gross profit in 2006 was negatively impacted by performance on several fixed price projects as well as the reversal of previously recorded revenue on a terminated contract as mentioned above.
      Selling, General, and Administrative Expenses:     Selling, General, and Administrative Expenses were $18.7 million or 17.0% or revenue in 2006 compared with $18.9 million or 18.1% of revenue in 2005. The improvement in both dollars and as a percentage of revenue was driven by substantially lower professional fees associated with the consultation and external auditing related to Sarbanes-Oxley Section 404, partially offset by higher employee related costs in both the U.S. and India.
      Interest expense:     Interest expense of $.2 million relates to the $17.5 million note payable to CDR and fees in connection with the Credit Agreement. The note was repaid in 2005. Amounts reflected for 2006 pertain to the amortization of fees paid in connection with the Credit Agreement entered into in December 2005.
      Other Income, Net:     Other Income, net represents interest earned and realized gains and losses from the sale of cash and cash equivalents and short-term investments and foreign currency translation gains and losses. Included in the amount for 2006 and 2005 are translation gains and (losses) of $(.2) million and $.2 million, respectively from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.
      Provision for Income Taxes:     The effective rate was 18.2% and 32.0% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate is based on the estimated effective tax rate for the year and is driven by the inclusion of subpart F income, certain nondeductible travel related expenses in the U.S., and the impact of foreign tax rates on foreign earnings being different than domestic tax rates. The Company’s tax rate for the three months ended March 31, 2006 was impacted by a net reversal of previously recorded tax reserves of $.8 million based on the completion of a review of previously filed tax returns by taxing authorities.

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
     Foreign Exchange Risk
      Foreign currency fluctuations during the three months ended March 31, 2006 and 2005 resulted in a translation gain (loss) of approximately $(.2) million and $.2 million, respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. The Company may use derivatives from time to time to hedge against foreign currency fluctuations. The Company had no outstanding derivative position as of March 31, 2006 or December 31, 2005. The Company does not speculate in foreign currency.
     Interest Rate Risk
      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $81.9 million as of March 31, 2006. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
Item 4.     Controls and Procedures
Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is recorded, processed, summarized and reported within the time period specified by the rules of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief

Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2006 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
      There were no changes made in our internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.     OTHER INFORMATION
Item 1.     Legal Proceedings
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
      As previously disclosed, the Company’s prior independent registered public accounting firm has notified the Company that it received a letter from the Securities and Exchange Commission (“SEC”) dated October 22, 2004 requesting certain information about the Company relating to the period January 1, 2001 to the present. On April 14, 2005, the Company received a subpoena from the Midwest Regional Office of the SEC regarding an investigation the SEC has commenced captioned “In the matter of Covansys Corp. (C-03825)”. The investigation has involved the production of various documents. Depositions of current and former employees are currently being conducted. The Company is cooperating to the fullest extent possible in the investigation and at the present time it is not possible to predict with any degree of accuracy how this matter will develop, or how and when it will be resolved.
      On April 8, 2005, Covansys received service of a lawsuit captioned “Leon S. Segen, derivatively on behalf of Covansys Corporation versus CDR-Cookie Acquisition, L.L.C., Clayton, Dubilier & Rice Fund VI Limited Partnership, CD&R Associates VI Limited Partnership, CD&R Investment Associates VI, Inc., and Covansys Corporation”. The case was filed in the U.S. Southern District court for the Southern District of New York case no. 05CV3509 and sought recovery under Section 16(b) of the Securities and Exchange Act of 1934 to obtain disgorgement of profits of CD&R related to the recapitalization transaction consummated with the CD&R entities in September 2004. On February 2, 2006 the District court dismissed the case with prejudice. The plaintiff subsequently appealed this determination to the United States Court of Appeals for the Second Circuit on February 15, 2006. The parties to this lawsuit reached a settlement with respect to this litigation in March, 2006 and the plaintiff’s appeal was withdrawn with prejudice.
Item 1A.     Risk Factors
      There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 6.     Exhibits
      (a) Exhibits

Number		Exhibit

10.1	(a)	Asset Purchase Agreement dated March 8, 2006.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Rajendra B. Vattlikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated herein by reference and filed with the Company’s Current Report on Form 8-K dated March 8, 2006.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covansys Corporation

By:	/s/ Thomas E. Lindsey

Thomas E. Lindsey
Vice President, Controller and Chief
Accounting Officer
(Principal Accounting Officer)

/s/ James S. Trouba

James S. Trouba
Chief Financial Officer
(Principal Financial Officer)
Dated: May 4, 2006

EXHIBIT INDEX

Exhibit No.		Description

10.1	(a)	Asset Purchase Agreement dated March 8, 2006.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Rajendra B. Vattlikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated herein by reference and filed with the Company’s Current Report on Form 8-K dated March 8, 2006.