Form 10-Q
period 2006-06-30
COVANSYS CORP
filed 2006-07-31
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	36,658,508 (Outstanding as of July 20, 2006)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated balance sheets

	June 30,	December 31,
	2006	2005

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,129	$58,030
Short-term investments	27,442	23,332
Accounts receivable, net of allowance for doubtful accounts of $904 and $1,357 at June 30, 2006 and December 31, 2005, respectively	79,262	82,526
Revenue earned in excess of billings	4,336	25,632
Deferred taxes	6,855	6,275
Prepaid expenses and other	7,769	8,842

Total current assets	212,793	204,637
Property and equipment, net	33,085	34,506
Computer software, net	1,207	2,150
Goodwill	22,454	21,893
Deferred taxes	3,204	3,086
Other assets	5,491	4,989

Total assets	$278,234	$271,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,335	$14,346
Accrued payroll and related costs	19,911	21,542
Taxes payable	4,752	1,438
Other accrued liabilities	17,883	19,618
Deferred revenue	2,726	2,783

Total current liabilities	59,607	59,727
Other liabilities	5,042	3,674
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 36,656,065 and 37,398,342 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	155,684	165,496
Retained earnings	59,267	43,971
Accumulated other comprehensive loss	(1,366)	(1,607)

Total shareholders’ equity	213,585	207,860

Total liabilities and shareholders’ equity	$278,234	$271,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands, except per share data)
	(Unaudited)
Revenue	$117,981	$108,708	$227,758	$212,981
Cost of revenue	84,881	78,301	170,468	152,251

Gross profit	33,100	30,407	57,290	60,730
Selling, general and administrative expenses	18,725	18,140	37,399	37,001
Net loss on sale of businesses	218	—	218	—

Income from operations	14,157	12,267	19,673	23,729
Interest expense	9	266	26	469
Other income, net	(1,822)	(217)	(2,386)	(806)

Income before provision for income taxes	15,970	12,218	22,033	24,066
Provision for income taxes	5,631	970	6,737	4,761

Net income	$10,339	$11,248	$15,296	$19,305

Income per share
Basic	$.28	$.30	$.41	$.52

Diluted	$.27	$.30	$.40	$.51

Basic weighted average shares	37,222	37,359	37,333	37,394
Dilutive effect of options and warrants	417	468	438	536

Diluted weighted average shares	37,639	37,827	37,771	37,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
condensed consolidated statements of cash flows

	Six Months Ended
	June 30,

	2006	2005

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$15,296	$19,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,347	6,641
Loss on disposal of property and equipment	41	256
Stock-based compensation cost	817	—
Provision for and write-off of doubtful accounts	(152)	345
Provision for deferred income taxes	(628)	86
Gain from sale of short-term investments	(24)	(35)
Net loss from sale of businesses	218	—
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	259	(8,680)
Prepaid expenses and other	(3,744)	(2,822)
Accounts payable, accrued payroll and related costs and other liabilities	288	2,657

Net cash provided by operating activities	18,718	17,753
Cash flows from investing activities:
Investment in property, equipment and other	(8,672)	(5,061)
Investment in computer software	(125)	(43)
Proceeds from sale of businesses	33,491	—
Proceeds from sale of available for sale securities	61,579	68,369
Proceeds from sale of property and equipment	112	—
Purchases of available for sale securities	(65,947)	(62,296)

Net cash provided by investing activities	20,438	969
Cash flows from financing activities:
Net proceeds from exercise of stock options	2,122	1,847
Tax benefit from stock options exercised	310	—
Repurchases of common stock	(13,341)	(4,803)

Net cash used in financing activities	(10,909)	(2,956)
Effect of exchange rate changes on cash	852	(529)

Increase in cash and cash equivalents	29,099	15,237
Cash and cash equivalents at beginning of period	58,030	49,841

Cash and cash equivalents at end of period	$87,129	$65,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)
1.     Organization and Basis of Presentation
      Covansys Corporation was founded in 1985. Covansys Corporation and its subsidiaries (the Company) is a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. The Company addresses the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. The Company provides high-level subject matter expertise and solutions to a broad base of clients and has years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. In addition, the Company provides services and solutions to select public sector clients. The Company applies its industry-specific knowledge to deliver a wide range of outsourcing and integration services, including: application maintenance and development outsourcing (AMD/O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services.
      The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of June 30, 2006, the results of its operations for the three month and six month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.
      The results of operations for the three month and six month period ended June 30, 2006 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2006.
2.     Sale of State and Local Government Consulting Practice
      In March 2006, the Company entered into an agreement with Saber Solutions, Inc. to sell the assets and certain liabilities of its state and local government consulting practice, which is included in the Public Sector segment for reporting purposes. Proceeds from the sale, which consummated on June 1, 2006 were approximately $31,376 resulting in a pre tax loss of $285.
      The following are the financial results for the state and local government consulting practice for the three months and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenue	$9,469	$22,298	$21,905	$40,895
Cost of revenue	9,021	17,314	22,231	32,948

Gross profit (loss)	448	4,984	(326)	7,947
Selling, general and administrative expenses	1,079	2,399	2,627	4,392
Net loss on sale of business	285	—	285	—

Income (loss) from operations	(916)	2,585	(3,238)	3,555
Provision (benefit) for income taxes	(366)	1,034	(1,295)	1,422

Net income (loss)	$(550)	$1,551	$(1,943)	$2,133

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income (loss) from the state and local government practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.
      The agreement also requires the Company to provide a certain level of services to the buyer from its operations in India at below market rates through May 2007. A portion of the proceeds from the sale have been deferred, representing the number of hours to be provided times the difference in market rates and contractual rates. The amount will be recognized as additional revenue as the hours are consumed by the buyer. At June 30, 2006 the amount deferred is approximately $2,504. The agreement also requires the Company to provide performance bonds for various contracts that were transferred as part of the transaction. The buyer is required to reimburse the Company for the premiums relating to maintaining the bonds. Total performance bonds outstanding at June 30, 2006 related to the state and local government consulting practice was approximately $19,485.
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
      The Company’s effective tax rate for the three months and six months ended June 30, 2006 was impacted by the evaluation of recorded tax reserves based on estimated tax exposures resulting in an increase in the tax provision of $680 in the second quarter of 2006 and a reduction in the tax provision of $94 in the first six months of 2006. The effective tax rate for the comparable periods in 2005 was impacted by the reversal of previously recorded tax reserves of $3,200 due to the expiration of the statute of limitations for the tax years the reserves related to as well as a charge of $500 from the reversal of deferred tax assets due to an enacted law change in the state of Ohio which will reduce the amount of net operating losses that the Company will be able to utilize in future periods.
4.     Fixed Price Contracts
      The Company realized approximately 38% and 39% and 39% and 36% of its revenue during the three months and six months ended June 30, 2006 and 2005, respectively, from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 8% and 13% and 9% and 12% of the Company’s revenue during the three months and six months ended June 30, 2006 and 2005, respectively, was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the first quarter of 2006, the Company received a notification from two of its Public Sector customers that they were terminating their contracts with the Company prior to the completion of all of the deliverables under the contracts. The Company negotiated a settlement with one of the customers resulting in a reduction of previously recorded revenue of $488 during the first quarter of 2006. The Company is currently in negotiations with the other customer concerning the resolution of its outstanding receivable balance of $859 as of June 30, 2006 which has been fully reserved during the second quarter of 2006.
5.     Segment Information
      The Company is a provider of IT services, with locations throughout North America, India and Asia, and other international locations. The chief operating decision-maker evaluates each segment’s performance based primarily on its revenue and income (loss) from operations due to the similarity of the nature of services provided to clients. The chief operating decision-maker does not evaluate segment performance based on assets. Assets, including the related depreciation and amortization expense, are managed primarily by corporate management. Under this organization the operating segments are as follows:

•	Commercial includes all global services provided to non public sector customers. Commercial includes application services for maintenance and development outsourcing (AMD/O), retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services.

•	Public Sector includes all services provided to the federal government and domestic state governments. The Company sold the assets and certain liabilities of its state and local government consulting practice on June 1, 2006 (See Note 2). Public Sector continues to include business process outsourcing services in the United States and the development and implementation of services related to certain federal government programs.

•	Other consists primarily of the labor and supporting expenses for the Corporate functions, depreciation and amortization expenses and lease expenses for corporate headquarters.
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2005 Annual Report on Form 10-K.
      Revenue and income (loss) from operations by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenue
Commercial	$97,817	$81,025	$187,405	$161,343
Less intersegment	(481)	(1,857)	(1,685)	(3,799)

	97,336	79,168	185,720	157,544
Public Sector	20,645	29,540	42,038	55,437

	$117,981	$108,708	$227,758	$212,981

Income (Loss) From Operations
Commercial	$21,002	$17,955	$35,847	$37,027
Public Sector	2,633	4,063	2,574	6,698
Corporate and Other	(9,478)	(9,751)	(18,748)	(19,996)

	14,157	12,267	19,673	23,729
Interest expense	9	266	26	469
Other income, net	(1,822)	(217)	(2,386)	(806)

Income Before Provision For Income Taxes	$15,970	$12,218	$22,033	$24,066

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Common Stock Repurchase Program
      The Company’s board of directors has authorized the repurchase of up to 16,000,000 shares of the Company’s common stock. During the six months ended June 30, 2006, the Company repurchased 957,481 shares of its common stock at a total cost of $13,341. Through June 30, 2006, the Company has repurchased 12,795,657 shares of its common stock for cash at a total cost of $160,124. At June 30, 2006, 3,204,343 shares remain available for purchase under the board of directors authorization.
7.     Net Income (Loss) Per Share
      Basic and diluted net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share, as amended by Emerging Issues Task force (“EITF”) Issue 03-6 by dividing net income (loss) by the weighted average number of shares of common stock outstanding. The calculation of dilutive net income (loss) per share excludes the following common stock equivalents for the respective periods because their impact was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Warrants issued to CDR to purchase 5,000,000 shares of common stock	5,000,000	5,000,000	5,000,000	5,000,000
Warrants issued to FIS to purchase 4,000,000 shares of common stock	4,000,000	4,000,000	4,000,000	4,000,000
Average number of stock options outstanding	699,962	845,833	888,267	870,622
8.     Stock Option Plans
      The Company maintains a stock option plan (the plan). Under the plan, eligible employees and director’s may be granted either incentive stock options (ISOs) or non-incentive stock options (NISOs) at the discretion of the compensation committee of the Board of Directors. At June 30, 2006, there were 13,247,454 shares of common stock authorized for grant under the plan. Options under the plan are granted with exercise prices equal to the fair value of common stock on the date of grant. The options vest over periods determined by the compensation committee of the Board of Directors.
      Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months and six months ended June 30, 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 and the compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). The Company uses the Black-Scholes model to determine fair value. Results for prior periods have not been restated.
      As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months and six months ended June 30, 2006 are $420 and $393 and $817 and $763 lower, respectively, than if it had continued to account for share based compensation under APB No. 25. As of June 30, 2006 unrecognized compensation expense was $3,877 to be recognized over a weighted average period of 2.25 years.
      Prior to the adoption of Statement 123(R), the Company reported all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for these options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $310 for the six months ended June 30, 2006 classified as a financing cash

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inflow would have been reported as an operating cash inflow if the Company had not adopted Statement 123(R).
      The fair value of stock options granted was estimated using the Black-Sholes option pricing model. A summary of the assumptions used during 2006 and 2005 in determining the fair value of options follows:

	2006	2005

Expected volatility	44.1%	44.0%
Expected option life in years	4	4
Expected dividend yield	0%	0%
Risk free interest rate	5.0%	4.0%
      Application of the Black-Sholes option pricing model involves assumptions that are judgemental and affect compensation expense. Historical information was the primary basis for the selection of expected volatility, expected option life and expected dividend yield. The risk free interest rate was based on yields of U.S. Treasury issues.
      A summary of stock option activity for the six months ended June 30, 2006 follows (number of options in thousands)

	Six Months Ended June 30, 2006

			Weighted
			Average
	Weighted		Remaining	Aggregate
	Average Price		Contractual	Intrinsic
	per Option	Shares	Life in Years	Value

Outstanding December 31, 2005	$12.08	2,652
Granted	$14.37	70
Exercised	$10.05	(215)
Cancelled and forfeited	$12.95	(176)

Outstanding June 30, 2006	$12.28	2,331	6.41	$4,801

Ending vested and expected to vest	$12.25	2,203	6.28	$4,715
Exercisable June 30, 2006	$13.23	1,237	4.77	$2,708

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement 123 to options granted under the Company’s stock option plans in the three months and six months ended June 30, 2005.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income as reported	$11,248	$19,305
Stock-based employee compensation cost included in reported net income	—	—
Stock-based employee compensation cost determined under the fair value based method for all awards	740	1,482

Pro forma net income	$10,508	$17,823

Earnings per share
As reported
Basic	$.30	$.52

Diluted	$.30	$.51

Pro forma
Basic	$.28	$.48

Diluted	$.28	$.47

9.     Comprehensive Income
      Total comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30

	2006	2005	2006	2005

Net income	$10,339	$11,248	15,296	$19,305
Currency translation adjustment	(872)	(879)	214	(1,923)
Unrealized gain on short term investments	49	19	27	30

Total comprehensive income	$9,516	$10,388	$15,537	$17,412

10.     Related Party Transactions
      Services provided by the Company to Fidelity Information Services, Inc. and its affiliates (“FIS”), a major stockholder, during the three months and six months ended June 30, 2006 and 2005 totaled approximately $11,599 and $4,260, and $18,592 and $7,434, respectively. The balance owed to the Company by FIS at June 30, 2006 was $8,988.
      Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by the Company’s Chief Executive Officer. During the three month and six month periods ended June 30, 2006 and 2005, the Company provided services to Synova totaling $486 and $506, and $1,055 and $1,085, respectively. In addition, during the three month and six month periods ended June 30, 2006 and 2005 Synova provided services to the Company totaling $2,212 and $1,054 and $3,888 and $1,691, respectively. The net balance owed to the Company by Synova for services at June 30, 2006 was $992.

COVANSYS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the three month and six month periods ended June 30, 2006 and 2005, services provided by the Company to SIRVA, Inc., a company related through common ownership of CDR, a major stockholder, totaled approximately $1,614 and $2,232 and $3,246 and $4,482, respectively. The balance owed to the Company by SIRVA, Inc. at June 30, 2006 was $336.
      During the three month and six month periods ended June 30, 2006 the Chesapeake Group, Inc., (“Chesapeake”) a Company owned by a director, provided services totaling approximately $555 to the Company for consultation and advisory services related to the sale of the Company’s state and local government consulting practice. This entire amount is owed by the Company to Chesapeake at June 30, 2006. No such services were provided by Chesapeake to the Company for the three and six month periods ended June 30, 2005.
11.     Restructuring, Merger and Other Related Charges
      The following is a roll forward of the accrual balance for restructuring, merger and other related charges for the six month periods ended June 30, 2006 and 2005 respectively.

		Lease
	Severance	Terminations	Total

Balance January 1, 2006	$—	$1,194	$1,194
Expense	—	—	—
Payments and other	—	(461)	(461)

Balance June 30, 2006	$—	$733	$733

Balance January 1, 2005	$67	$2,174	$2,241
Expense	—	325	325
Payments and other	(67)	(756)	(823)

Balance June 30, 2005	$—	$1,743	$1,743

      Amounts related to lease terminations will be paid through June, 2011.
12.     Cost of Computer Software to be Sold, Leased or Marketed
      SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the six months ended June 30, 2006 the Company capitalized computer software of approximately $125. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $357 and $416 and $628 and $833 for the three and six months ended June 30, 2006 and 2005, respectively.
13.     Goodwill
      Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

Balance January 1, 2006	$21,893
Sale of business	(100)
Currency translation	661

Balance June 30, 2006	$22,454

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
      The Credit Agreement contains covenants, including financial covenants, that require the Company to maintain a certain leverage ratio and a minimum net worth. At June 30, 2006, the Company was in compliance with these ratios. At June 30, 2006, the Company had no borrowings and $5,489 in outstanding letters of credit under this Credit Agreement.
15.     Other Income, Net
      Foreign currency fluctuations resulted in foreign currency gain (loss) of approximately $1,096 and $888 and $(262) and $(101), respectively for the three months and six months ended June 30, 2006 and 2005, respectively.
16.     Other
      On May 2, 2006, the Company announced that its wholly owned subsidiary, Covansys India Limited, had entered into an agreement to sell a portion of its ownership interest in Fortune Infotech Limited to Fidelity National Financial, Inc, a related party. Following the consummation of the sale during the second quarter, for which the Company received proceeds of $2,115, the Company’s ownership in Fortune Infotech is 50.1% and Fidelity owns 45.5% of the outstanding shares of Fortune Infotech. The Company realized a gain in connection with this transaction of approximately $67.
17.     Recently Issued Accounting Standards
      In June 2006 the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FAS 109 “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt the provisions of the Interpretation effective January 1, 2007. The Company has not yet completed its assessment of the affect of adoption of the Interpretation on the Company’s financial statements.

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
      Factors that could cause or contribute to such material differences include impact of internal control weaknesses, variability of operating results, failure to recruit, train and retain skilled IT professionals, changes in estimates on fixed price projects, exposure to regulatory, political and general economic conditions, short term nature and termination provisions of contracts, competition in the IT services industry, economic conditions unique to clients in specific industries, the success of the Company to negotiate contract renewals at comparable terms, public sector budget constraints, limited protection of intellectual property rights, infringement by our services on the property rights of others, legal liability and damage to our professional reputation from claims made against our work, and risks related to merger, acquisition and strategic investment strategy.
Overview
      We are a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. We provide high-level subject matter expertise and solutions to a broad base of clients in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. In addition, the Company provides services and solutions to select public sector clients. We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, including: application maintenance and development outsourcing (AMD/ O); custom application development; e-business services; packaged software implementation, upgrades and enhancements; and other services. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs.
      We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenue on time-and-materials engagements as the services are performed and after we have a signed contract. On fixed-price engagements, we recognize revenue under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenue ratably over the applicable period. For the three and six month periods ended June 30, 2006 and 2005, approximately 38% and 39% and 39% and 36%, respectively, of our total revenue were generated from fixed-price engagements. Following the sale of certain assets and liabilities of its state and local government consulting practice, the percentage of the Company’s revenue from fixed price contracts and fixed price contracts with respect to which we recognize revenue on a percentage of completion basis will approximate 33% and 3%, respectively.
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
      In March 2006, the Company entered into an agreement with Saber Solutions, Inc. to sell the assets and certain liabilities of its state and local government consulting practice, which is included in the Public Sector segment for reporting purposes. Proceeds from the sale, which consummated on June 1, 2006 were $31.4 million resulting in a pre tax loss of $.3 million. The state and local government consulting practice had the following results for the three months and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(In thousands)
Revenue	$9,469	$22,298	$21,905	$40,895
Gross profit (loss)	448	4,984	(326)	7,947
Income (loss) from operations	(916)	2,585	(3,238)	3,555
      The income (loss) from the state and local government consulting practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.
      The agreement also requires the Company to provide a certain level of services to the buyer from its operations in India at below market rates through May 2007. A portion of the proceeds from the sale have been deferred, representing the number of hours to be provided times the difference in market rates and contractual rates. The amount will be recognized as additional revenue as the hours are consumed by the buyer. At June 30, 2006, the amount deferred is approximately $2.5 million. The agreement also requires the Company to provide performance bonds for various contracts that were transferred as part of the transaction. The buyer is required to reimburse the Company for the premiums relating to maintaining the bonds. Total performance bonds outstanding at June 30, 2006 related to the state and local government consulting practice was approximately $19.5 million.
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
      For our contracts to design, develop or modify complex information systems based upon the client’s specifications, we recognize revenue on a percentage of completion basis in accordance with Statement of Position 81-1. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. Changes in estimated costs to complete as a result of the subjectivity inherent in estimating the costs to complete could be unfavourable and change the estimates of the ultimate profitability on these projects. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.
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
      Computer Software. We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized in accordance with SFAS 86 “Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material in the three and six months ended June 30, 2006 or 2005.
      Income Taxes. The effective tax rate is driven in part by the impact of foreign tax rates on foreign earnings being different than domestic tax rates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
Liquidity and Capital Resources
      As of June 30, 2006, the Company had cash and short-term investments of $114.6 million. The Company funds its operations and working capital needs through internally generated funds. Cash provided from operations in the first six months of 2006 was $18.7 million which included the use of cash for working capital of $3.2 million.
      Investing activities provided cash of $20.4 million. The sale of the assets and certain liabilities of its state and local government consulting practice and a portion of its investment in Fortune Infotech to Fidelity provided cash proceeds of approximately $33.5 million. This amount was partially offset by capital expenditures of $8.8 million, principally for the enhancement and development of the Company’s offshore software development centers.
      To facilitate future cash flow needs, the Company has a credit facility which provides for borrowings or standby and commercial letters of credit up to $75.0 million through December 28, 2010.
      The Credit Agreement contains financial covenants which require the Company to maintain a certain interest, leverage ratio and a minimum total capitalization. At June 30, 2006, the Company was in compliance with these ratios. At June 30, 2006, the Company had no borrowings and $5.5 million in outstanding letters of credit under this Credit Agreement.
      Financing activities used $10.9 million in cash. Repurchase of common stock under the Board of Directors authorized repurchase proposal used $13.3 million in cash which was partially offset by proceeds from the exercise of stock options and related tax benefit of $2.4 million.
      The Company has no off-balance sheet transactions.

Results of Operations
      Revenue and gross profit by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands)		(In thousands)
Revenue
Commercial	$97,817	$81,025	$187,405	$161,343
Less intersegment	(481)	(1,857)	(1,685)	(3,799)

	97,336	79,168	185,720	157,544
Public Sector	20,645	29,540	42,038	55,437

	$117,981	$108,708	$227,758	$212,981

Gross profit (loss)
Commercial	$28,692	$24,308	$51,636	$50,592
Public Sector	5,044	7,136	7,352	12,369
Corporate and Other	(636)	(1,037)	(1,698)	(2,231)

	$33,100	$30,407	$57,290	$60,730

      Revenue. Revenue was $118.0 million and $108.7 million in the second quarter of 2006 and 2005 respectively and $227.8 million and $213.0 million for the six months ended June 30, 2006 and 2005 respectively. Revenue from the commercial segment was $97.3 million in the second quarter of 2006, a 22.9% increase from 2005 revenue of $79.2 million. For the six months ended June 30, 2006, commercial segment revenue was $185.7 million, a 17.9% increase over 2005 revenue of $157.5 million. Included in 2005 revenue was $3.5 million from work performed in 2004 but because the Company had not yet received a contract for those services, revenue could not be recognized until receipt of the contract in the first quarter of 2005. Also included in revenue in the second quarter and first six months of 2005 was revenue of $4.0 million and $8.1 million, respectively from a development contract in India operated by the Company that was sold during the fourth quarter of 2005. Revenue growth in 2006 was driven by growth from existing customers including growth from the Company’s Master Services Agreement with FIS, new customer relationships since the first quarter of 2005 as well as revenue from acquisitions made in 2005.
      Public sector revenue declined from $29.5 million in the second quarter of 2005 to $20.6 million in the comparable period in 2006 and also declined from $55.4 million in the first six months of 2005 to $42.0 million in the first six months of 2006. Effective June 1, 2006 the Company sold the assets and certain liabilities of its state and local government consulting practice. See Note 2 to the condensed consolidated financial statements for additional information concerning this transaction. Public Sector continues to include business process outsourcing services in the United States and the development and implementation of services related to certain federal government programs. In addition to the sale, the decrease in revenue was driven by a slowdown in the number of contracts awarded to the Company during this period and adjustments to the estimates of costs to complete on certain fixed price contracts which results in a reduction of previously recognized revenue at the time the estimates are modified. Also the second quarter and first six months of 2006 had adjustments to the previously recorded revenue of $.9 million and $1.4 million respectively from contracts that were terminated by two customers prior to completion of all the deliverables under the respective contracts. Partially affecting the declines in revenue was an increase in revenue from the Company’s business process outsourcing practice from the ramp up in the number of transactions processed in 2006.
      Gross Profit. Gross Profit in the second quarter of 2006 was $33.1 million or 28.1% of revenue compared with $30.4 million or 28.0% of revenue in the second quarter of 2005. Gross profit for the first six months of 2006 was $57.3 million or 25.2% of revenue compared with gross profit in the first six months of 2005 of $60.7 million or 28.5% of revenue. Commercial segment gross profit was $28.7 million and $51.6 million or 29.5% and 27.8% of revenue for the three and six months ended June 30, 2006 compared with $24.3 million and $50.6 million or 30.7% and 32.1% of revenue for the comparable 2005 periods. The improvement in gross profit in the second quarter of 2006 is driven in part by higher utilization and higher revenues from new and existing customer relations. Gross profit in the first six months of 2005 was benefited by $3.5 million from work performed in 2004 but because the Company had not received a contract for those services, revenue and the corresponding gross profit could not be recognized until the receipt of the contract in the first quarter of 2005. In addition, utilization was somewhat higher in the first six months of 2005. Gross profit in Public Sector was $5.0 million and $7.3 million or 24.4% and 17.5% of revenue for the three months and six months ended June 30, 2006 compared with $7.1 million and $12.4 million or 24.2% and 22.3% of revenue for the three months and six months ended June 30, 2005. Gross profit in 2006 was negatively impacted by performance on several fixed price projects as well as the reversal of previously recorded revenue on terminated contracts as discussed above and in Note 4 to the condensed consolidated financial statements. Gross profit was improved in 2006 by increased revenue from the Company’s business process outsourcing practice.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.7 million and $18.1 million in the second quarter of 2006 and 2005, respectively or 15.9% and 16.7% of revenue. For the six months ended June 30, 2006 and 2005, selling, general and administrative expenses were $37.4 million and $37.0 million or 16.4% and 17.4% of revenue. The improvement in terms of a percentage of revenue are driven by substantially lower professional fees associated with the consultation and external auditing related to Sarbanes-Oxley Section 404 and the annual financial statement audit, partially offset by higher employee related costs in both the U.S. and India. In addition 2005 included a charge of $.3 million for lease termination costs.
      Interest Expense. Interest expense of $.3 and $.5 million was recorded in the three and six months ended June 30, 2005 respectively, on $17.5 million of notes issued in connection with the FIS/CDR transaction in 2004 and fees in connection with the credit agreement.
      Other Income, Net. Other income, net represents interest earned and realized gains and losses from the sale of short-term investments and cash equivalents and foreign currency transaction and translation gains and losses. Foreign currency fluctuations during the three months and six months ended June 30, 2006 resulted in a foreign currency translation gains of approximately $1.1 and $.9 million, respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. Comparable amounts for the three months and six months ended June 30, 2005 were foreign currency translation losses of $.3 million and $.1 million, respectively.
      Provisions for Income Taxes. The effective tax rate in the second quarter and first six months of 2006 was 35.3% and 30.6%. Both periods were impacted by the evaluation of recorded reserves based on estimated tax exposures resulting in an increase in reserves of $.7 million in the second quarter of 2006 and an overall reduction in reserves of $.1 million in the first six months of 2006. The effective tax rate in the second quarter and first six months of 2005 was 7.9% and 19.8%, respectively. The tax rate in both periods was impacted by the reversal of previously recorded tax reserves of $3.2 million due to the expiration of the statute of limitations for the tax years the reserves related to as well as a charge of $.5 million from the reversal of deferred tax assets due to an enacted law change in the State of Ohio which will reduce the amount of net operating losses that the Company will be able to utilize in future periods.
Recently Issued Accounting Standards
      In June 2006 the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FAS 109 “Accounting for Income Taxes”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt the provisions of the Interpretation effective January 1, 2007. The Company has not yet completed its assessment of the affect of adoption of the Interpretation on the Company’s financial statements.

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
     Foreign Exchange Risk
      Foreign currency fluctuations during the three and six months ended June 30, 2006 and 2005 resulted in a translation gain (loss) of approximately $1.1 million and $.9 million, and $(.3) million and $(.1) million respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. The Company may use derivatives from time to time to hedge against foreign currency fluctuations. The Company had no outstanding derivative position as of June 30, 2006 or December 31, 2005. The Company does not speculate in foreign currency.
     Interest Rate Risk
      Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $114.6 million as of June 30, 2006. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
Item 4.     Controls and Procedures
Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is recorded, processed, summarized and reported within the time period specified by the rules of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief

Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2006 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
      There were no changes made in our internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.     OTHER INFORMATION
Item 1.     Legal Proceedings
      We are, from time to time, involved in litigation and various legal matters that arise in the ordinary course of business. We do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our financial condition, results of operations, or cash flows. We believe that we have adequate defenses against the legal allegations levied against us and intend to defend these matters vigorously.
      As previously disclosed, our prior independent registered public accounting firm notified us that it received a letter from the Securities and Exchange Commission (“SEC”) dated October 22, 2004 requesting certain information about us relating to the period January 1, 2001 to the present. On April 14, 2005, we received a subpoena from the Midwest Regional Office of the SEC regarding an investigation the SEC has commenced captioned “In the matter of Covansys Corp. (C-03825)”. The investigation has involved the production of various documents as well as depositions of a number of our current and former employees. While we continue to cooperate fully with the SEC in connection with its investigation, we cannot predict the duration or outcome of it.
Item 1A.     Risk Factors
      There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The Company did not sell any unregistered securities during the quarter ended June 30, 2006.

(c)	Repurchases of Company Stock
The Company has a previously disclosed stock repurchase plan. During the quarter ended June 30, 2006 the Company had the following activity:

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares (or Units)	Shares (or Units)
	Total Number of	(b)	Purchased as Part of	that May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share (or Unit)	Plans or Programs	Plans or Programs

April 2006	—	—	—	4,161,824
May 2006	495,116	14.20	495,116	3,666,708
June 2006	462,365	13.65	462,365	3,204,343

      No shares were purchased during the three months ended March 31, 2006.
Item 4.     Submission of Matters to a Vote of Security Holders
      On June 20, 2006, the annual meeting of shareholders was held. The meeting was held for the following purposes:

1. to elect three directors to the Board of Directors;

2. to adopt the 2007 Stock Option Plan; and

3.	to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year 2006.
      The shareholders elected Mr. James E. Barlett as a director. The vote was 32,314,861 for and 359,353 withheld.
      The shareholders re-elected Mr. Frank Sanchez as a director. The vote was 32,509,030 for and 395,184 withheld.
      The shareholders re-elected Mr. Rajendra B. Vattikuti as a director. The vote was 32,834,426 for and 69,788 withheld.
      Mr. Douglas S. Land, Mr. Ronald K Machtley, and Mr. David H. Wasserman continue as directors with terms expiring in 2007. Mr. Brian Hershkowtiz was appointed to replace Mr. Hugh Harris as a director and his term will also expire in 2007. Mr. William C. Brooks and Mr. Frank Sanchez continue as directors with terms expiring in 2008.
      The shareholders approved the adoption of the 2007 Stock Option Plan. The vote was 20,237,718 for, 10,325,182 against and 349,704 abstain.
      The shareholders approved the appointment of BDO Seidman, LLP as independent registered public accounting firm for Covansys Corporation for the year ending December 31, 2006. The vote was 34,892,475 for, 18,371 against and 6,288 abstain.
Item 6.     Exhibits
      (a) Exhibits

Number	Exhibit

10.1	2007 Stock Option Plan.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattlikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covansys Corporation

By:	/s/ Thomas E. Lindsey

Thomas E. Lindsey
Vice President, Controller and Chief
Accounting Officer
(Principal Accounting Officer)

/s/ James S. Trouba

James S. Trouba
Chief Financial Officer
(Principal Financial Officer)
Dated: July 28, 2006

EXHIBIT INDEX

Exhibit No.	Description

10.1	2007 Stock Option Plan.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattlikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.