Form 10-Q
period 2006-09-30
COVANSYS CORP
filed 2007-01-16
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	36,351,255 (Outstanding as of December 31, 2006)

COVANSYS CORPORATION

EXPLANATORY NOTE

As previously disclosed, at the request of its independent registered public accounting firm, BDO Seidman, LLP, the Company underwent a process to reassess the revenue recognition-related accounting policies historically applied in 2005 and 2006 to certain of its current and former customer contracts. The analysis related primarily to the revenue recognition accounting policies the Company has applied to its fixed price contracts and contracts that contain multiple elements, most of which were divested as part of the sale of the Company’s state and local government consulting practice in the second quarter of 2006. Due to the initiation of this review, the Company was unable to timely file its Quarterly Report on Form 10-Q for its third quarter ended September 30, 2006. The Company has completed the analysis and is now filing its third quarter Form 10-Q. As explained in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting Reassessment”, the Company has determined that no restatement of its historical financial statements was required as a result of the reassessment.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

condensed consolidated balance sheets

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,283	$58,030
Short-term investments	30,831	23,332
Accounts receivable, net of allowance for doubtful accounts of $1,172 and $1,357 at September 30, 2006 and December 31, 2005, respectively	94,216	82,526
Revenue earned in excess of billings	7,093	25,632
Deferred taxes	6,510	6,275
Prepaid expenses and other	8,348	8,842

Total current assets	218,281	204,637
Property and equipment, net	33,583	34,506
Computer software, net	533	2,150
Goodwill	22,404	21,893
Deferred taxes	3,078	3,086
Other assets	5,388	4,989

Total assets	$283,267	$271,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,538	$14,346
Accrued payroll and related costs	21,799	21,542
Taxes payable	2,572	1,438
Other accrued liabilities	21,802	19,618
Deferred revenue	1,833	2,783

Total current liabilities	60,544	59,727
Other liabilities	6,961	3,674
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 36,222,313 and 37,398,342 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	—
Additional paid-in capital	147,643	165,496
Retained earnings	69,604	43,971
Accumulated other comprehensive loss	(1,485)	(1,607)

Total shareholders’ equity	215,762	207,860

Total liabilities and shareholders’ equity	$283,267	$271,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

condensed consolidated statements of income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
	(Unaudited)
Revenue	$110,855	$111,178	$338,614	$324,159
Cost of revenue	79,073	82,182	249,541	234,433

Gross profit	31,782	28,996	89,073	89,726
Selling, general and administrative expenses	17,843	17,650	55,242	54,652
Net loss on sale of businesses	—	—	218	—

Income from operations	13,939	11,346	33,613	35,074
Interest expense	8	26	34	495
Other income, net	1,474	621	3,859	1,428

Income before provision for income taxes	15,405	11,941	37,438	36,007
Provision for income taxes	5,068	3,331	11,805	8,092

Net income	$10,337	$8,610	$25,633	$27,915

Income per share
Basic	$.28	$.23	$.69	$.75

Diluted	$.28	$.23	$.68	$.74

Basic weighted average shares	36,456	37,281	37,037	37,355
Dilutive effect of options and warrants	400	668	426	580

Diluted weighted average shares	36,856	37,949	37,463	37,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

condensed consolidated statements of cash flows

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$25,633	$27,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,328	9,881
Loss on disposal of property and equipment	571	302
Stock-based compensation cost	1,149	—
Provision for and write-off of doubtful accounts	126	240
Provision for deferred income taxes	(161)	12
Gain from sale of short-term investments	(42)	(48)
Net loss from sale of businesses	218	—
Other	(270)	272
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(19,186)	(19,934)
Prepaid expenses and other	(3,363)	790
Accounts payable, accrued payroll and related costs and other liabilities	3,866	8,193

Net cash provided by operating activities	17,869	27,623
Cash flows from investing activities:
Acquisition of business net of cash acquired	—	(3,027)
Investment in property, equipment and other	(12,122)	(9,949)
Investment in computer software	(28)	(43)
Proceeds from sale of businesses	33,491	—
Proceeds from sale of available for sale securities	103,186	102,494
Proceeds from sale of property and equipment	196	—
Purchases of available for sale securities	(110,795)	(94,225)

Net cash provided by (used in) investing activities	13,928	(4,750)
Cash flows from financing activities:
Repayment of subordinated notes	—	(17,500)
Net proceeds from exercise of stock options	3,871	2,916
Tax benefit from stock options exercised	830	—
Repurchases of common stock	(23,982)	(4,803)

Net cash used in financing activities	(19,281)	(19,387)
Effect of exchange rate changes on cash	737	(388)

Increase in cash and cash equivalents	13,253	3,098
Cash and cash equivalents at beginning of period	58,030	49,841

Cash and cash equivalents at end of period	$71,283	$52,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1.  Organization and Basis of Presentation

Covansys Corporation was founded in 1985. Covansys Corporation and its subsidiaries (the Company) is a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. The Company addresses the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. The Company provides high-level subject matter expertise and solutions to a broad base of clients and has years of experience in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. In addition, the Company provides services and solutions to select public sector clients. The Company applies its industry-specific knowledge to deliver a wide range of outsourcing and integration services, including: application maintenance and development outsourcing (AMD/O); custom application development; e-business services; packaged software implementation and enhancements; and other services.

The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of September 30, 2006, the results of its operations for the three month and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2006.

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

The following are the selected financial data for the state and local government consulting practice for the three months and nine months ended September 30, 2006 and 2005.

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$—	$20,424	$21,905	$61,319

Income (loss) from operations	$—	$576	$(3,238)	$4,132

The income (loss) from the state and local government practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.

The agreement also requires the Company to provide a certain level of services to the buyer from its operations in India at below market rates through May 2007. A portion of the proceeds from the sale have been deferred, representing the number of hours to be provided times the difference in market rates and contractual rates. The amount will be recognized as additional revenue as the hours are consumed by the buyer. At September 30, 2006 the amount deferred is approximately $1,641. Additional revenue recognized through September 30, 2006 is $1,355.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the significance of the continuing cash flows from providing these services, the Company concluded that the sale did not qualify for discontinued operations treatment under the applicable accounting literature. The agreement also requires the Company to provide performance bonds for various contracts that were transferred as part of the transaction. The buyer is required to reimburse the Company for the premiums relating to maintaining the bonds. Total performance bonds outstanding at September 30, 2006 related to the state and local government consulting practice was approximately $19,198.

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

The Company’s tax rate for the three and nine months ended September 30, 2006 was impacted by return to provision adjustments resulting in a reduction to the tax provision of $312 in those periods. In addition, the Company’s tax rate for the nine months ended September 30, 2006 was impacted by the evaluation of recorded tax reserves based on estimated tax exposures resulting in a reduction in the tax provision of $94 in the first nine months of 2006. The Company’s tax rate in the third quarter of 2005 was impacted by the reversal of previously recorded valuation allowances of $369 that were no longer required. In addition, the nine month tax rate in 2005 was impacted by the reversal of previously recorded tax reserves of $3,200 due to the expiration of the statute of limitations for the tax years the reserves related to as well as a charge of $500 from the reversal of deferred tax assets due to an enacted law change in the state of Ohio which will reduce the amount of net operating losses that the Company will be able to utilize in future periods.

4.  Fixed Price Contracts

The Company realized approximately 33% and 37% and 43% and 43% of its revenue during the three months and nine months ended September 30, 2006 and 2005, respectively, from fixed price contracts (percentage of completion) as well as fixed price IT outsourcing and maintenance (which are recognized in revenue ratably over the service period). Approximately 3% and 7% and 17% and 15% of the Company’s revenue during the three months and nine months ended September 30, 2006 and 2005, respectively, was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

During the first quarter of 2006, the Company received a notification from two of its Public Sector customers that they were terminating their contracts with the Company prior to the completion of all of the deliverables under the contracts. The Company negotiated a settlement with one of the customers resulting in a reduction of previously recorded revenue of $488 during the first quarter of 2006. The Company is currently in negotiations with the other customer concerning the resolution of its outstanding receivable balance of $859 as of September 30, 2006 which was fully reserved during the second quarter of 2006.

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and income (loss) from operations by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
Commercial	$101,296	$85,166	$288,879	$246,509
Less intersegment	(14)	(1,616)	(1,699)	(5,415)

	101,282	83,550	287,180	241,094
Public Sector	9,573	27,628	51,434	83,065

	$110,855	$111,178	$338,614	$324,159

Income (Loss) From Operations
Commercial	$21,786	$19,403	$57,679	$55,890
Public Sector	1,172	1,316	3,700	7,854
Corporate and Other	(9,019)	(9,373)	(27,766)	(28,670)

	13,939	11,346	33,613	35,074
Interest expense	8	26	34	495
Other income, net	1,474	621	3,859	1,428

Income Before Provision For Income Taxes	$15,405	$11,941	$37,438	$36,007

6.  Common Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to 16,000,000 shares of the Company’s common stock. During the nine months ended September 30, 2006, the Company repurchased 1,610,221 shares of its common stock at a total cost of $23,982. Through September 30, 2006, the Company has repurchased 13,448,397 shares of its common stock for cash at a total cost of $170,765. At September 30, 2006, 2,551,603 shares remain available for purchase under the board of directors authorization.

7.  Net Income Per Share

Basic and diluted net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share, as amended by Emerging Issues Task force (“EITF”) Issue 03-6 by dividing net income by the weighted average number of shares of common stock outstanding. The calculation of dilutive net income per share excludes the following common stock equivalents for the respective periods because their impact was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Warrants issued to CDR to purchase 5,000,000 shares of common stock	5,000,000	5,000,000	5,000,000	5,000,000
Warrants issued to FIS to purchase 4,000,000 shares of common stock	3,000,000	3,000,000	3,000,000	3,000,000
Average number of stock options outstanding	645,923	819,692	486,678	510,221

8.  Stock Option Plans

The Company maintains a stock option plan (the plan). Under the plan, eligible employees and director’s may be granted either incentive stock options (ISOs) or non-incentive stock options (NISOs) at the discretion of the compensation committee of the Board of Directors. At September 30, 2006, there were 13,274,454 shares of common stock authorized for grant under the plan. Options under the plan are granted with exercise prices equal to

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of common stock on the date of grant. The options vest over periods determined by the compensation committee of the Board of Directors.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment” using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months and nine months ended September 30, 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 and the compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). The Company uses the Black-Scholes model to determine fair value. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months and nine months ended September 30, 2006 are $332 and $1,149 and $332 and $1,095 lower, respectively, than if it had continued to account for share based compensation under APB No. 25 or $.01 and $.03 and $.01 and $.03 per share on a basic and diluted basis, respectively. As of September 30, 2006 unrecognized compensation expense was $3,516 to be recognized over a weighted average period of 2.0 years.

Prior to the adoption of Statement 123(R), the Company reported all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for these options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $830 for the nine months ended September 30, 2006 classified as a financing cash inflow would have been reported as an operating cash inflow if the Company had not adopted Statement 123(R).

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the nine months ended September 30, 2006 follows (number of options in thousands)

	Nine Months Ended September 30, 2006
			Weighted Average
	Weighted Average		Remaining Contractual	Aggregate
	Price per		Life in	Intrinsic
	Option	Shares	Years	Value

Outstanding December 31, 2005	$12.08	2,652
Granted	$14.16	80
Exercised	$8.91	(434)
Cancelled and forfeited	$15.32	(402)

Outstanding September 30, 2006	$12.21	1,896	6.31	$10,541

Ending vested and expected to vest	$12.20	1,800	6.21	$10,088
Exercisable September 30, 2006	$12.26	1,035	4.78	$6,252

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement 123 to options granted under the Company’s stock option plans in the three months and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income as reported	$8,610	$27,915
Stock-based employee compensation cost included in reported net income	—	—
Stock-based employee compensation cost determined under the fair value based method for all awards	640	2,126

Pro forma net income	$7,970	$25,789

Earnings per share
As reported
Basic	$.23	$.75

Diluted	$.23	$.74

Pro forma
Basic	$.21	$.69

Diluted	$.21	$.68

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Comprehensive Income

Total comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2006	2005	2006	2005
Net income	$10,337	$8,610	$25,633	$27,915
Currency translation adjustment	(152)	(60)	62	(1,983)
Unrealized gain on short term investments	33	—	60	30

Total comprehensive income	$10,218	$8,550	$25,755	$25,962

10.  Related Party Transactions

Services provided by the Company to Fidelity Information Services, Inc. and its affiliates (“FIS”), a major stockholder, during the three months and nine months ended September 30, 2006 and 2005 totaled approximately $12,867 and $31,460, and $4,887 and $12,321, respectively. The balance owed to the Company by FIS at September 30, 2006 was $8,571.

Synova, Inc. and subsidiaries (Synova) is an IT professional services organization owned by the Company’s Chief Executive Officer. During the three month and nine month periods ended September 30, 2006 and 2005, the Company provided services to Synova totaling $367 and $1,422, and $485 and $1,569, respectively. In addition, during the three month and nine month periods ended September 30, 2006 and 2005 Synova provided services to the Company totaling $1,683 and $5,420 and $1,239 and $2,930, respectively. The net balance owed to the Company by Synova for services at September 30, 2006 was $1,020.

During the three month and nine month periods ended September 30, 2006 and 2005, services provided by the Company to SIRVA, Inc., a company related through common ownership of Clayton, Dubilier & Rice (“CDR”), a major stockholder, totaled approximately $1,878 and $5,124 and $2,104 and $6,569, respectively. The balance owed to the Company by SIRVA, Inc. at September 30, 2006 was $337.

During the nine month period ended September 30, 2006 the Chesapeake Group, Inc., (“Chesapeake”) a Company owned by a director, provided services totaling approximately $555 to the Company for consultation and advisory services related to the sale of the Company’s state and local government consulting practice. There is no balance owed by the Company to Chesapeake at September 30, 2006. No such services were provided by Chesapeake to the Company for the three months ended September 30, 2006 or the three and nine month periods ended September 30, 2005.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Restructuring, Merger and Other Related Charges

The following is a roll forward of the accrual balance for restructuring, merger and other related charges for the nine month periods ended September 30, 2006 and 2005 respectively.

	Severance	Lease Terminations	Total

Balance January 1, 2006	$—	$1,194	$1,194
Expense	—	—	—
Payments and other	—	(619)	(619)

Balance September 30, 2006	$—	$575	$575

Balance January 1, 2005	$67	$2,174	$2,241
Expense	—	325	325
Payments and other	(67)	(1,072)	(1,139)

Balance September 30, 2005	$—	$1,427	$1,427

Amounts related to lease terminations will be paid through June, 2011.

12.  Cost of Computer Software to be Sold, Leased or Marketed

SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. During the nine months ended September 30, 2006 the Company capitalized computer software of approximately $28. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $200 and $828 and $358 and $1,192 for the three and nine months ended September 30, 2006 and 2005, respectively. During the third quarter of 2006, management reviewed costs capitalized relating to a specific software product and concluded that the carrying value would not be recovered, based on an analysis of future cash flows. Accordingly, the Company wrote off the capitalized costs of $378 related to this software.

13.  Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

Balance January 1, 2006	$21,893
Sale of business	(100)
Currency translation	611

Balance September 30, 2006	$22,404

The activity for 2006 all relates to the commercial segment.

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Credit Agreement contains covenants, including financial covenants, that require the Company to maintain a certain leverage ratio and a minimum net worth. At September 30, 2006, the Company was in compliance with these ratios. At September 30, 2006, the Company had no borrowings and $5,208 in outstanding letters of credit under this Credit Agreement.

15.  Other Income, Net

Foreign currency fluctuations resulted in foreign currency gain of approximately $39 and $124 and $926 and $23, respectively for the three months and nine months ended September 30, 2006 and 2005, respectively.

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

In September 2006, the FASB issued Statement No. 157 — “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements (“SFAS 157”). SFAS 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS 157 will be applied prospectively as of that date. The Company is currently evaluating the effect that adoption of this statement will have on the Company’s financial statements when it becomes effective in 2008.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company has not yet completed its assessment of the affect of adoption of SFAS 158 on the Company’s financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Subsequent Event

In November 2006, the Company received proceeds of approximately $915 from the sale of one of the Company’s investments carried at cost. The Company had written down its investment to zero based on an evaluation of net realizable value in 2000.

As previously disclosed, the Company received a Nasdaq Staff Determination letter, dated November 14, 2006, notifying the Company that it failed to comply with Nasdaq Marketplace Rule 4310(c)(14) due to its failure to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 with the Securities and Exchange Commission. Consequently, the Company’s common stock is subject to delisting from The Nasdaq Global Select Market. This notification is customary when a Nasdaq-listed company fails to complete a required SEC filing in a timely manner.

In accordance with Nasdaq rules, the Company appealed the Nasdaq Staff’s determination and now believes that it has regained compliance with Marketplace Rule 4310(c)(14) due to the filing of this third quarter Form 10-Q. The Company has advised the Nasdaq Listing Qualifications Hearings Department of this Form 10-Q filing and is awaiting a determination from the Nasdaq Listing Qualifications Panel concerning its current compliance with Nasdaq Marketplace Rules.

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

Factors that could cause or contribute to such material differences include impact of internal control weaknesses, adverse effects of litigation or regulatory actions arising from the Company’s failure to timely file this third quarter Form 10-Q, including the possible delisting of its common stock from The Nasdaq Select Global Market, variability of operating results, failure to recruit, train and retain skilled IT professionals, changes in estimates on fixed price projects, exposure to regulatory, political and general economic conditions, short term nature and termination provisions of contracts, competition in the IT services industry, economic conditions unique to clients in specific industries, the success of the Company to negotiate contract renewals at comparable terms, public sector budget constraints, limited protection of intellectual property rights, infringement by our services on the property rights of others, legal liability and damage to our professional reputation from claims made against our work, and risks related to merger, acquisition and strategic investment strategy.

Overview

We are a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. We address the most challenging technology issues companies are facing through a unique onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. We provide high-level subject matter expertise and solutions to a broad base of clients in retail, healthcare, distribution, manufacturing, financial services, telecommunications and utilities. In addition, the Company provides services and solutions to select public sector clients. We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, including: application maintenance and development outsourcing (AMD/O); custom application development; e-business services; packaged software implementation and enhancements; and other services. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs.

We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenue on time-and-materials engagements as the services are performed and after we have a signed contract. On fixed-price engagements, we recognize revenue under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenue ratably over the applicable period. For the three and nine month periods ended September 30, 2006 and 2005, approximately 33% and 37% and 43% and 43%, respectively, of our total revenue was generated from fixed-price engagements. Following the sale of certain assets and liabilities of the state and local government consulting practice, the percentage of the Company’s revenue from fixed price contracts and fixed price contracts with respect to which we recognize revenue on a percentage of completion basis will approximate 30% and 3%, respectively.

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

In March 2006, the Company entered into an agreement with Saber Solutions, Inc. to sell the assets and certain liabilities of its state and local government consulting practice, which is included in the Public Sector segment for reporting purposes. Proceeds from the sale, which consummated on June 1, 2006 were $31.4 million resulting in a pre tax loss of $.3 million. The state and local government consulting practice had the following results for the three months and nine months ended September 30, 2006 and 2005.

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Revenue	$—	$20,424	$21,905	$61,319
Gross profit (loss)	—	2,199	(326)	10,146
Income (loss) from operations	—	576	(3,238)	4,132

The income (loss) from the state and local government consulting practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.

The agreement also requires the Company to provide a certain level of services to the buyer from its operations in India at below market rates through May 2007. A portion of the proceeds from the sale have been deferred, representing the number of hours to be provided times the difference in market rates and contractual rates. The amount will be recognized as additional revenue as the hours are consumed by the buyer. At September 30, 2006, the amount deferred is approximately $1.6 million. Additional revenue recognized through September 30, 2006 is $1.4 million. The agreement also requires the Company to provide performance bonds for various contracts that were transferred as part of the transaction. The buyer is required to reimburse the Company for the premiums relating to maintaining the bonds. Total performance bonds outstanding at September 30, 2006 related to the state and local government consulting practice was approximately $19.2 million.

Reassessment of Revenue Recognition Policies

At the request of its independent registered public accounting firm, BDO Seidman, LLP, the Company undertook a process to reassess the revenue recognition accounting policies historically applied in 2005 and 2006 to certain of its current and former customer contracts. This analysis related primarily to the revenue recognition accounting policies the Company has applied to its fixed price contracts and contracts that contain multiple elements. Most of the Company’s large fixed price contracts were divested as part of the sale of the Company’s state and local government consulting practice in the second quarter of 2006.

The reassessment, which resulted in the delay of the Company filing of its third quarter 2006 Form 10-Q, has been completed. As a result of the reassessment, the Company concluded that it was appropriate to defer $1.6 million in revenue and $.9 million in costs related to certain multiple element contracts in its commercial and public sector business segments in the third quarter of 2006. The revenue and costs will be recognized in the future over the term of the last undelivered element of the multiple element arrangement.

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

For our contracts to deliver proprietary software that require significant production, modification or customization, which are subject to the accounting requirements of Statement of Position 97-2 (“SOP 97-2”), and for our contracts to design, develop or modify complex information systems based upon the client’s specifications, we recognize revenue on a percentage of completion basis in accordance with Statement of Position 81-1. The percentage of completion is determined by relating the actual cost of labor performed to date to the estimated total cost of labor for each contract. Changes in estimated costs to complete as a result of the subjectivity inherent in estimating the costs to complete could be unfavourable and change the estimates of the ultimate profitability on these projects. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.

Covansys periodically enters into contracts that include multiple-element arrangements, which may include any combination of services, software, support/maintenance, and the re-sale of hardware or software. Contracts entered into after June 30, 2003 containing multiple elements or deliverables and which are not subject to SOP 97-2 are evaluated for segmentation in accordance with criteria established in EITF 00-21. If multiple elements are identified, revenue is allocated among the elements based on the relative fair values of the elements and is recognized in accordance with our policies for the separate elements.

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

Computer Software.  We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized in accordance with SFAS 86 “Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material in the three and nine months ended September 30, 2006 or 2005.

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

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and short-term investments of $102.1 million. The Company funds its operations and working capital needs through internally generated funds. Cash provided from operations in the first nine months of 2006 was $17.9 million which included the use of cash for working capital of $18.7 million.

Investing activities provided cash of $13.9 million. The sale of the assets and certain liabilities of its state and local government consulting practice and a portion of its investment in Fortune Infotech to Fidelity provided cash proceeds of approximately $33.5 million. This amount was partially offset by capital expenditures of $12.2 million, principally for the enhancement and development of the Company’s offshore software development centers.

To facilitate future cash flow needs, the Company has a credit facility which provides for borrowings or standby and commercial letters of credit up to $75.0 million through December 28, 2010.

The Credit Agreement contains financial covenants which require the Company to maintain a certain interest, leverage ratio and a minimum total capitalization. At September 30, 2006, the Company was in compliance with these ratios. At September 30, 2006, the Company had no borrowings and $5.2 million in outstanding letters of credit under this Credit Agreement.

Financing activities used $19.3 million in cash. Repurchase of common stock under the Board of Directors authorized repurchase proposal used $24.0 million in cash which was partially offset by proceeds from the exercise of stock options and related tax benefit of $4.7 million.

The Company has no off-balance sheet transactions, other than performance bonds outstanding of approximately $24.1 million at September 30, 2006.

Results of Operations

Revenue and gross profit by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Revenue
Commercial	$101,296	$85,166	$288,879	$246,509
Less intersegment	(14)	(1,616)	(1,699)	(5,415)

	101,282	83,550	287,180	241,094
Public Sector	9,573	27,628	51,434	83,065

	$110,855	$111,178	$338,614	$324,159

Gross profit (loss)
Commercial	$30,643	$25,945	$82,327	$75,868
Public Sector	2,438	3,930	9,743	16,138
Corporate and Other	(1,299)	(879)	(2,997)	(2,280)

	$31,782	$28,996	$89,073	$89,726

Revenue.  Revenue was $110.9 million and $111.2 million in the third quarter of 2006 and 2005 respectively and $338.6 million and $324.2 million for the nine months ended September 30, 2006 and 2005 respectively. Revenue from the commercial segment was $101.3 million in the third quarter of 2006, a 21.2% increase from 2005 revenue of $83.6 million. For the nine months ended September 30, 2006, commercial segment revenue was $287.2 million, a 19.1% increase over 2005 revenue of $241.1 million. Included in 2005 revenue was $3.5 million from work performed in 2004 but because the Company had not yet received a contract for those services, revenue could not be recognized until receipt of the contract in the first quarter of 2005. Also included in revenue in the third quarter and first nine months of 2005 was revenue of $4.0 million and $12.1 million, respectively from a development contract in India operated by the Company that was sold during the fourth quarter of 2005. Revenue growth in 2006 was driven by growth from existing customers including growth from the Company’s Master Services Agreement with FIS, new customer relationships since the first quarter of 2005 as well as revenue from acquisitions made in 2005.

Public sector revenue declined from $27.6 million in the third quarter of 2005 to $9.6 million in the comparable period in 2006 and also declined from $83.1 million in the first nine months of 2005 to $51.4 million in the first nine months of 2006. Effective June 1, 2006 the Company sold the assets and certain liabilities of its state and local government consulting practice. See Note 2 to the condensed consolidated financial statements for additional information concerning this transaction. Public Sector continues to include business process outsourcing services in the United States and the development and implementation of services related to certain federal government programs. In addition to the sale, the decrease in revenue was driven by a slowdown in the number of contracts awarded to the Company during this period and adjustments to the estimates of costs to complete on certain fixed price contracts which results in a reduction of previously recognized revenue at the time the estimates are modified. Also the first nine months of 2006 had adjustments to the previously recorded revenue of $1.3 million from contracts that were terminated by two customers prior to completion of all the deliverables under the respective contracts. Partially affecting the declines in revenue was an increase in revenue from the Company’s business process outsourcing practice from the ramp up in the number of transactions processed in 2006.

Gross Profit.  Gross Profit in the third quarter of 2006 was $31.8 million or 28.7% of revenue compared with $29.0 million or 26.1% of revenue in the third quarter of 2005. Gross profit for the first nine months of 2006 was $89.1 million or 26.3% of revenue compared with gross profit in the first nine months of 2005 of $89.7 million or 27.7% of revenue. Commercial segment gross profit was $30.6 million and $82.3 million or 30.3% and 28.7% of revenue for the three and nine months ended September 30, 2006 compared with $25.9 million and $75.9 million or 31.1% and 31.5% of revenue for the comparable 2005 periods. The improvement in gross profit in the third quarter of 2006 is driven in part by higher utilization and higher revenues from new and existing customer relations. Gross profit in the first nine months of 2005 was benefited by $3.5 million from work performed in 2004 but because the Company had not received a contract for those services, revenue and the corresponding gross profit could not be recognized until the receipt of the contract in the first quarter of 2005. Gross profit in Public Sector was $2.4 million and $9.7 million or 25.5% and 18.9% of revenue for the three months and nine months ended September 30, 2006 compared with $3.9 million and $16.1 million or 14.2% and 19.4% of revenue for the three months and nine months ended September 30, 2005. Gross profit in 2006 was negatively impacted by performance on several fixed price projects as well as the reversal of previously recorded revenue on terminated contracts as discussed above and in Note 4 to the condensed consolidated financial statements. Gross profit was improved in 2006 from increased revenue from the Company’s business process outsourcing practice. Gross profit as a percentage of revenue also improved in the third quarter 2006 as compared with 2005 due to the sale of the Company’s state and local government consulting practice effective June 1, 2006. The Company anticipates that public sector gross profit percentage will continue to approach third quarter 2006 levels. Also gross profit in 2005 was impacted by hardware and software revenues which carry a lower overall gross profit than revenue from consulting services.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $17.8 million and $17.7 million in the third quarter of 2006 and 2005, respectively or 16.1% and 15.9% of revenue. For the nine months ended September 30, 2006 and 2005, selling, general and administrative expenses were $55.2 million and $54.7 million or 16.3% and 16.9% of revenue, respectively. The improvement in terms of a percentage of revenue are driven by substantially lower professional fees associated with the consultation and external auditing related to Sarbanes-Oxley Section 404 and the annual financial statement audit, partially offset by higher employee related costs in both the U.S. and India. In addition 2005 included a charge of $.3 million for lease termination costs.

Interest Expense.  Interest expense of $.5 million was recorded in the nine months ended September 30, 2005 respectively, on $17.5 million of notes issued in connection with the FIS/CDR transaction in 2004 and fees in connection with the credit agreement.

Other Income, Net.  Other income, net represents interest earned and realized gains and losses from the sale of short-term investments and cash equivalents and foreign currency transaction gains and losses. Foreign currency fluctuations during the three months and nine months ended September 30, 2006 resulted in a foreign currency transaction gains of approximately $.1 and $.9 million, respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. Comparable amounts for the three months and nine months ended September 30, 2005 were foreign currency transaction gains of $.1 million and $.1 million, respectively.

In November 2006, the Company received proceeds of approximately $.9 million from the sale of one of the Company’s investments carried at cost. This amount will be recorded in other income in the fourth quarter ended December 31, 2006. The Company had written down its investment to zero based on our evaluation of net realizable value in 2000.

Provisions for Income Taxes.  The Company’s tax rate in the third quarter and first nine months of 2006 was 32.9% and 31.5%. The Company’s tax rate for the three and nine months ended September 30, 2006 was impacted by return to provision adjustments resulting in a reduction to the tax provision of $.3 million. In addition, the Company’s tax rate for the nine month period was impacted by the evaluation of recorded reserves based on estimated tax exposures resulting in an overall reduction in reserves of $.1 million in the first nine months of 2006. The effective tax rate in the third quarter and first nine months of 2005 was 27.9% and 22.5%, respectively. The tax rate in the third quarter was impacted by the reversal of previously recorded valuation allowances of $.4 million that were no longer required. The tax rate in both periods was impacted by the reversal of previously recorded tax reserves of $3.2 million due to the expiration of the statute of limitations for the tax years the reserves related to as well as a charge of $.5 million from the reversal of deferred tax assets due to an enacted law change in the State of Ohio which will reduce the amount of net operating losses that the Company will be able to utilize in future periods.

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

In September 2006, the FASB issued Statement No. 157 — “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements (“SFAS 157”). SFAS 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS 157 will be applied prospectively as of that date. The Company is currently evaluating the effect that adoption of this statement will have on the Company’s financial statements when it becomes effective in 2008.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The Company has not yet completed its assessment of the affect of adoption of SFAS 158 on the Company’s financial statements.

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

  Foreign Exchange Risk

Foreign currency fluctuations during the three and nine months ended September 30, 2006 and 2005 resulted in a translation gain of approximately $.1  million and $.9 million, and $.1 million and $.1 million respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. The Company may use derivatives from time to time to hedge against foreign currency fluctuations. The Company had no outstanding derivative position as of September 30, 2006 or December 31, 2005. The Company does not speculate in foreign currency.

  Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $102.1 million as of September 30, 2006. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Item 4.  Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, we have determined that we did not have an effective process in place to document our selection, application and evaluation of the appropriate revenue recognition treatment for complex contractual arrangements with customers involving multiple deliverables, a significant portion of which were divested as part of the sale of our state and local consulting practice in June 2006. Accordingly, we concluded that we had a material weakness in our internal control over financial reporting as of September 30, 2006. Solely as a result of the aforementioned material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

We have taken or are taking the following actions that we believe will remediate the foregoing material weakness:

•	Engaging experts to consult with management in conjunction with its selection and evaluation of the appropriate accounting treatment for complex contractual arrangements.

•	Updating our policies and procedures pertaining to revenue recognition, including those with respect to establishing and maintaining documentation regarding the fair value of undelivered items in multiple deliverable arrangements.

•	Improving the level and organization of documentation relating to the accounting for our complex contractual arrangements;

•	Engaging a consultant to provide additional revenue recognition training to appropriate personnel within our company.

Except as specifically discussed in the preceding paragraph, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, our prior independent registered public accounting firm notified us that it received a letter from the Securities and Exchange Commission (“SEC”) dated October 22, 2004 requesting certain information about us relating to the period January 1, 2001 to April 14, 2005. On April 14, 2005, we received a subpoena from the Midwest Regional Office of the SEC regarding an investigation the SEC has commenced captioned “In the matter of Covansys Corp. (C-03825)”. The investigation has involved the production of various documents as well as depositions of a number of our current and former employees. While we continue to cooperate fully with the SEC in connection with its investigation, we cannot predict the duration or outcome of it.

Item 1A.  Risk Factors

There have been no material changes in the risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The Company did not sell any unregistered securities during the quarter ended September 30, 2006.

(c)	Repurchases of Company Stock
The Company has a previously disclosed stock repurchase plan. During the quarter ended September 30, 2006 the Company had the following activity:

(d) Maximum
Number (or
			(c) Total	Approximate Dollar
			Number of	Value) of Shares
			Shares (or	(or Units)
			Units) Purchased	that May
	(a) Total	(b) Average	as Part	Yet Be
	Number of	Price Paid	of Publicly	Purchased Under
	Shares (or	per Share	Announced Plans	the Plans
Period	Units) Purchased	(or Unit)	or Programs	or Programs
July 2006	—	—	—	3,204,343
August 2006	652,740	$16.30	652,740	2,551,603
September 2006	—	—	—	2,551,603

Item 6.  Exhibits

(a) Exhibits

Number	Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: January 16, 2007

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