Form 10-K
period 2006-12-31
COVANSYS CORP
filed 2007-03-09
CIK 1028461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-22141

Covansys Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-2606945
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

48334-3339 (Zip Code)

32605 West Twelve Mile Road
Farmington Hills, Michigan
(Address of principal executive office)

(248) 488-2088
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, No Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

     The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was $214,067,251.

     The number of shares outstanding of the registrant’s common stock as of February 15, 2007 was 36,385,206.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of the Registrant for its 2007 Annual Meeting of Shareholders to the extent expressly so stated, are incorporated by reference into Part III of this Report.

COVANSYS CORPORATION AND SUBSIDIARIES

FORM 10-K

For the Fiscal Year Ended December 31, 2006

PART I

Item 1.	Business

Summary

Except where otherwise indicated, the terms Covansys and the Company, “we”, “us”, and “our” refer to Covansys Corporation and its direct and indirect majority owned subsidiaries. Incorporated under Michigan law in 1985, Covansys is a global technology services company with a focus on industry-specific solutions, strategic outsourcing and integration services. We address the most challenging technology issues companies are facing through an onsite, offsite, offshore delivery model that helps our clients achieve rapid deployment, world-class quality and reduced costs.

Covansys offers flexible, cost-effective project delivery capabilities by providing our clients a choice among any combination of the following options: (1) onsite delivery at the client facility; (2) offsite delivery at one of our development facilities in North America; or (3) offshore delivery at one of our development facilities in India which have been successfully operating since 1992. Our ability to deliver services globally is enhanced by our local account management and recruiting infrastructure, consisting of a geographically dispersed network of worldwide offices and client executives. Our infrastructure allows us to act as a local partner, becoming an integral member of a client’s technology team. This infrastructure and local account management structure demonstrates our commitment to each market and enhances our ability to attract locally based clients and consultants.

Covansys’ broad range of technical skills, commitment to delivery and industry-specific solutions have attracted and retained hundreds of satisfied clients. Covansys provides services to a broad spectrum of clients in a variety of industries including financial services, retail and distribution, manufacturing, healthcare, telco/utilities/transportation, and select public sector programs.

We apply our industry-specific knowledge to deliver a wide range of systems integrations and outsourcing services including:

•	Custom Application Development, which may include the design, development and implementation of custom computer information systems.

•	Packaged Software Implementation and Enhancements, including the configuration, customization and implementation of packaged information system software products.

•	Application Maintenance and Development Outsourcing (“AMD/O”), which may include the ongoing operations and enhancement of custom or packaged information system software products.

•	Legacy Modernization, which may include the migration of legacy applications to newer architecture platforms in order to reduce maintenance and operational costs, or extending customer legacy applications with new technology enhancements or components, such as web enablement.

•	Business Process Outsourcing Information Technology Enabled Services (“BPO/ITS”), including transaction processing services such as claims, invoices and document processing.

Covansys recognized early on that quality was a critical priority and has had its quality assurance rated by the top organizations globally through the years. Covansys (India) Private Limited, Covansys’ wholly-owned subsidiary has earned all three of the gold standards of quality assurance for software development: Level 5 of the People Capability Maturity Model (SEI-PCMM®), Level 5 of the SEI-CMM® and ISO 9001:2000.

In March 2006, Covansys entered into an agreement with Saber Solutions, Inc. (“Saber”) to sell the assets and certain liabilities of its state and local government consulting practice, which is included in the Public Sector segment for reporting purposes. Proceeds from the sale, which consummated on June 1, 2006 were $31.4 million, resulting in a pre tax loss of $.3 million. The following is selected financial data for the state and local government consulting practice for the years ended December 31, 2006 and 2005.

	Year Ended
	December 31,
	2006	2005

Revenue	$21,905	$75,741
Income (loss) from operations	(3,238)	2,793

The income (loss) from the state and local government consulting practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.

The agreement with Saber also requires Covansys to provide a certain level of services to Saber from its operations in India at below-market rates through May 2007. A portion of the proceeds from the sale have been deferred, representing the number of hours to be provided times the difference in market rates and contractual rates. The amount will be recognized as additional revenue as the hours are consumed by Saber. At December 31, 2006, the amount deferred is approximately $1.1 million. Additional revenue recognized through December 31, 2006 is $1.9 million. Due to the significance of the continuing cash flows from providing these services, the Company concluded that the sale did not qualify for discontinued operations accounting treatment under the applicable accounting literature.

The agreement also requires Covansys to provide performance bonds for various contracts that were transferred as part of the transaction. Saber is required to reimburse Covansys for the premiums relating to maintaining the performance bonds. Total performance bonds outstanding at December 31, 2006 related to the state and local government consulting practice was approximately $9.1 million. See Note 2 to Covansys’ Consolidated Financial Statements included in Item 8 of this Annual Report for more information regarding the performance bonds.

In 2005, Covansys, through its wholly-owned subsidiary Covansys (India) Private Limited, acquired 95% of the outstanding voting shares of Fortune Infotech Limited (“Fortune”). Fortune, with principal offices in Vadodara, India, is an experienced provider of offshore outsourcing solutions. On May 2, 2006, Covansys (India) Private Limited entered into an agreement to sell a portion of its ownership in Fortune to Fidelity National Financial, Inc., a related party. Following consummation of the sale in May 2006, Covansys owns 50.1% and Fidelity National Financial, Inc. owns 48.3% of the shares of Fortune, respectively. Also in November 2005, Covansys acquired all of the outstanding voting stock of Technology Service Partners, Inc. (“TSPI”), an experienced technology staffing organization located in Jacksonville, Florida.

Covansys augmented its public sector practice, particularly in the insurance area, in 2002 through the acquisition of PDA Services, Inc. (“PDA”). The PDA acquisition has allowed Covansys to become a market leader in the development, implementation and maintenance of systems for states required to comply with U.S. federal tracking and reporting mandates of the Women, Infants & Children (“WIC”) Program, servicing agent activities for the National Flood Insurance program administered by the Federal Emergency Management Agency, and BPO/ITS.

Segment Information

Information regarding our segments, including geographic information, appears in Note 17 of the Consolidated Financial Statements included in Item 8 of this Annual Report. The Company operates in two segments-Commercial and Public Sector. The Company has no customer whose revenue exceeds 10.0% of consolidated revenue.

Competition

We believe the primary competitive factors in our business are price, quality and scope of service. We believe our principal competitive advantage lies in our offshore development centers in India. Our competitors consist primarily of medium to large information system integrators. Depending on the nature of the engagement, our competitors are located domestically and offshore.

Strategy

Covansys’ strategy has been to focus on its core competencies and to deliver high quality solutions to its clients. Covansys offers specific solutions designed for targeted vertical markets which rely heavily upon systems integration and/or outsourcing services. These solutions are primarily offered in the financial services, retail and distribution, manufacturing, healthcare, public sector, and telco/utilities/transportation sectors.

Consistent with this strategy, Covansys has developed proprietary software and solution frameworks to meet its clients’ needs. In all industries, whether or not an industry specific solution has been developed, Covansys offers customizable outsourcing and integration services. Covansys’ strategic outsourcing offerings include AMD/O, full outsourcing, and BPO/ITS. Integration services include customer development, e-business solutions, data warehousing, legacy modernization, packaged software implementation and document management. Expenditures to develop our proprietary software in the last three years have not been material.

Core to Covansys’ strategy is our ability to offer clients the flexibility of opting to have services delivered onsite, offsite, or offshore to optimally manage business needs with cost structures while mitigating risks.

A unique differentiator for Covansys is that it is a U.S.-based consulting and technology services provider that offers clients the comfort of contracting with a domestic corporation while offering cost-effective, high-quality offsite and offshore services. The global, flexible delivery capabilities Covansys has mastered during the last decade allow clients to achieve rapid deployment, world-class quality and reduced costs. The Company is well positioned to take advantage of the offshore trend that is expected to continue as more and more companies see the value of offshore services that Covansys has been offering for many years.

Human Resources

Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled Information Technology (“IT”) professionals. Our strategy for achieving “career-based employment” includes career planning, thorough initial and ongoing training, allocation of assignments in accordance with employee skills and career objectives and a comprehensive benefits package. This benefits package includes a company-matched 401(k) plan, health, dental and vision insurance, preventative medical, short-term disability insurance, a flexible spending account and tuition reimbursement. We also grant stock options as part of our recruitment and retention strategy.

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

Our consultants typically have Bachelor’s or Master’s degrees in Computer Science, Engineering or other technical disciplines. As of December 31, 2006, we had approximately 8,400 employees comprised of 7,900 IT professionals and approximately 500 general and administrative personnel. As of December 31, 2006, we also had approximately 300 independent contractors working on client engagements.

We have employee training centers in a variety of locations in the United States and in India. Between projects and after business hours, our IT professionals may receive training on a variety of technology platforms. We provide over 1,700 courses on our computer-based training system, which is available 24 hours a day, 7 days a week. We have access licenses to over 1,500 titles in technical coursework. In addition to technical skills in a variety of programming languages, we offer courses in methodology and business skills. Approximately 250 of our project managers are PMP (“Project Management Professionals”) certified as assessed by the Project Management Institute.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are available free of charge on our internet website at http://

www.covansys.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors

Certain statements contained in this Annual Report on Form 10-K regarding Covansys’ future operating results, performance, business plans or prospects and any other statements not constituting historical fact are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Where possible, words such as “believe,” “expect,” “anticipate,” “should,” “will,” “would,” “planned,” “estimates,” “potential,” “goal,” “outlook,” “may,” “predicts,” “could,” or the negative of those words and other comparable expressions, are used to identify such forward-looking statements. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties discussed below. Those factors may cause our actual results to differ materially from any of Covansys’ forward-looking statements. All forward-looking statements attributable to us or a person on our behalf are expressly qualified in their entirety by this cautionary statement. All forward-looking statements reflect only our current beliefs and assumptions with respect to our future results, business plans, and prospects, and are based solely on information currently available to us. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements are made as of the date of this annual report and, except as required under the federal securities laws and the rules and regulations of the SEC, we assume no obligation to update or revise them or to provide reasons why actual results may differ.

Risks, uncertainties and contingencies include:

Changes in Estimates Could Effect the Profitability of Our Fixed Price Projects

Covansys realized approximately 35.5% of its 2006 revenue from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 6.3% of revenue was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis.

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

Internal Control Weaknesses Could Effect the Reliability of Our Financial Statements

In our September 30, 2006 Quarterly Report on Form 10-Q, management disclosed a material weakness in our control over financial reporting. We determined that we did not have an effective process in place to document our selection, application and evaluation of the appropriate revenue recognition treatment for complex contractual arrangements with customers involving multiple deliverables, a significant portion of which were divested as part of the sale of our state and local consulting practice in June 2006. Also, in our 2004 Annual Report on Form 10-K, management disclosed various material weaknesses in our internal control environment. We effectively remediated these weaknesses during 2006 and 2005. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2006, our internal control environment is effective, we cannot predict the outcome of our testing in future periods. If we conclude in future periods that our internal control environment is not effective, we may be required to change our internal controls to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to sanctions by regulatory authorities. Also, if we identify areas of our internal control environment that require improvement, we could incur additional expenses to implement enhanced processes and controls to address such issues. Any such events could adversely effect our financial results and/or may result in a negative reaction in the stock market.

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

Failure to Recruit, Train and Retain Skilled Resources Could Increase Costs or Limit Growth

Our continued success depends upon our ability to attract, develop, motivate and retain highly skilled IT professionals and project managers with the necessary technical skills and experience who may be in high demand worldwide. We cannot be certain that we will be able to attract or retain the IT professionals and project managers that we seek.

Government Regulation of Immigration may Negatively Impact Our Ability to Staff Projects.

The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws of the countries in which it operates, particularly the United States. Pursuant to U.S. federal law, the U.S. Citizenship and Immigration and Services (“CIN”) limits the number of new H-1B visas to be approved in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring a sufficient number of foreign employees to the U.S. If the Company were unable to obtain sufficient H-1B employees, the Company’s business, results of operations and financial condition could be materially and adversely affected. Furthermore, the U.S. Congress and administrative agencies have periodically expressed concerns over the levels of legal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of visas that may be issued. Adverse changes to these immigration and work permit regulations could have a material adverse effect on the Company’s business, results of operations and financial condition.

Potential Anti-Outsourcing Legislation.

In the recent past, the issue of outsourcing of services abroad by companies has become a topic of political discussion in the United States and in other countries. Measures aimed at limiting or restricting outsourcing by companies are under discussion in U.S. Congress as well as in as many of the state legislatures in addition to other countries. While no substantive anti-outsourcing legislation has been enacted to date that significantly adversely affects the Company, given the continuing debate over this issue, the introduction and enactment of such legislation is possible. If introduced and enacted, such measures are likely to fall within two categories: (1) a broadening of restrictions on outsourcing by government agencies and on government contracts with firms that outsource services directly or indirectly, and/or (2) measures that impact private industry, such as tax disincentives, restriction on the transfer or maintenance of certain information abroad and/or intellectual property transfer restrictions. In the event that any such measures become law, our business, financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.

Dependence on Key Personnel.

The success of the Company may be highly dependent on the efforts and abilities of Rajendra B. Vattikuti, the Company’s Chairman, Chief Executive Officer and President and other key personnel. The loss of the services of these key personnel for any reason could have a material adverse effect on the Company’s business, operating results and financial condition.

We are Exposed to Regulatory, Political and General Economic Conditions in India and Asia that Differ from Those in the United States

Revenue generated by our India and Asia operations, as calculated on a full attribution basis, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States and Europe accounted for approximately 35% of our 2006 revenue. In addition, over 79% of our workforce is located in India and Asia. We benefit directly from certain incentives provided by the Indian government to encourage foreign investment, including tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. If the Indian government changes any of these incentives, it could negatively impact the profitability of our Indian operations.

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

Our Contracts are Short-Term and Contain Termination Provisions that Exposes Us to Greater Variability in Revenue

Many of our contracts have terms of less than one year. A client may choose not to renew its contract when it terminates. Under some of our contracts, clients may unilaterally reduce the use of our services with little or no notice and without penalty. Many of our contracts have termination provisions and contracts with our public sector state and local clients typically include termination for convenience provisions required by law. If we are unable to retain our existing clients, our business could be adversely affected. An unanticipated termination of a major project could result in a loss of revenues and could require us to pay a number of unassigned IT professionals until new engagements can be obtained.

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

We Frequently Need to Negotiate Contract Renewals on Comparable Terms to Maintain Our Profitability

Contracts continually expire and must be renegotiated or rebid. Due to the competitive nature of our industry and variable economic status of our clients, we may experience difficulty in negotiating terms comparable to existing or recently expired contracts.

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

Our Services May Infringe Upon the Intellectual Property Rights of Others

We cannot be sure that our services do not infringe on the intellectual property rights of others, and we may have infringement claims asserted against us. These claims may harm our reputation, cost us money and prevent us from offering some services. In some contracts, we have agreed to indemnify, and may in the future agree to indemnify, our clients for certain expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities may be greater than the revenue we receive from the customer. While there are no current claims as of this date, any claims or litigation in this area may be costly and result in large awards against us and, whether we ultimately win or lose, could be time-consuming, may injure our reputation, may result in costly delays or may require us to enter into royalty or licensing arrangements. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license the proprietary rights we require on a timely basis, our ability to use certain technologies, products and services may be limited, and our business may be harmed.

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

We May Fail to Properly Manage Acquisitions and Strategic Investments

We have expanded, and plan to continue to expand our operations through acquisitions of additional businesses.

Acquisitions involve a number of special risks, including:

•	Diversion of management’s attention;

•	Failure to retain key personnel of the acquired business;

•	Assumption of unanticipated legal liabilities and other problems; and

•	Difficulties in integrating systems, operations and cultures.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease office space throughout the world and our headquarters is located in Farmington Hills, MI. Currently, our facilities are adequate for our needs.

We have principal offices in the following locations:

Commercial		Public Sector
North America	International	North America	Other

Schaumburg, IL Jacksonville, FL Montreal, Canada Santa Clara, CA	Bangalore, India Brussels, Belgium Chennai, India London, UK Madrid, Spain Mumbai, India Munich, Germany Rome, Italy Shanghai, China Singapore Vadodara, India	Germantown, MD Greenwood, IN Kennesaw, GA Lenexa, KS Overland Park, KS	Farmington Hills, MI

Item 3.	Legal Proceedings

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

As previously disclosed, the Company’s prior independent registered public accounting firm notified the Company that it received a letter from the SEC dated October 22, 2004, requesting certain information about the Company relating to the period January 1, 2001 to April 14, 2005. On April 14, 2005, the Company received a subpoena from the Midwest Regional Office of the SEC regarding an investigation the SEC has commenced captioned “In the matter of Covansys Corp. (C-03825)”. The investigation has involved the production of various documents as well as the depositions of a number of current and former employees. While we continue to cooperate fully with the SEC in connection with its investigation, we cannot predict the duration or outcome of it.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low bid prices for our common stock as reported on the NASDAQ Global Select Market at the close of each quarter:

	Price Range of Common Stock
	High	Low

Year Ended December 31, 2006:
First Quarter	$17.21	$13.33
Second Quarter	$18.00	$12.38
Third Quarter	$18.75	$10.84
Fourth Quarter	$24.68	$16.89
Year Ended December 31, 2005:
First Quarter	$14.95	$11.31
Second Quarter	$15.70	$9.36
Third Quarter	$16.88	$12.71
Fourth Quarter	$16.90	$13.51

As of February 15, 2007, there were 457 shareholders of record of our common stock.

The following graph matches the cumulative five-year return for shareholders of Covansys Corporation’s common stock relative to the cumulative total returns of the S&P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indices (assuming reinvestment of all dividends) from December 31, 2001 through December 31, 2006.

	12/01	12/02	12/03	12/04	12/05	12/06
Covansys	100.00	41.90	122.91	170.95	152.07	256.42
S&P 500	100.00	76.63	96.85	105.56	108.73	123.54
Russell 2000	100.00	78.42	114.00	133.38	137.81	161.24

Since our initial public offering in March 1997, we have not paid cash dividends on our common stock. We currently anticipate that all of our earnings will be retained for the continued development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

The Company did not repurchase any shares during the fourth quarter of 2006.

Item 6.	Selected Financial Data

The following selected financial data are derived from our Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in this Annual Report.

	Years Ended December 31,
	2006(a)(b)	2005(b)	2004(c)	2003		2002(d)(e)
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$455,471	$434,120	$374,373	$378,630		$383,053
Cost of revenue	332,307	316,109	281,114	286,183		284,427

Gross profit	123,164	118,011	93,259	92,447		98,626
Selling, general and administrative expenses	74,867	72,097	72,342	82,731		97,957

Income from operations	48,297	45,914	20,917	9,716		669
Interest expense	41	495	245	—		—
Other income, net	5,012	3,507	1,317	1,781		4,110

Income before provision for income taxes	53,268	48,926	21,989	11,497		4,779
Provision for income taxes	17,348	11,388	4,485	1,378		886

Net income	35,920	37,538	17,504	10,119		3,893
Convertible redeemable preferred stock dividends	—	—	3,221	4,433		4,298
Loss on redemption of convertible redeemable preferred stock	—	—	28,674	—		—

Net income (loss) available for shareholders	35,920	37,538	(14,391)	5,686		(405)
Amounts allocated to participating preferred shareholders	—	—	—	(1,385)		—

Net income (loss) available to common shareholders	$35,920	$37,538	$(14,391)	$4,301		$(405)

Earnings (loss) per share
Basic	$0.97	$1.00	$(.48)	$.16		$(.01)

Diluted	$0.95	$.99	$(.48)	$.16		$(.01)

Basic weighted average shares	36,855	37,364	29,971	26,975		27,734
Dilutive effect of options and warrants	839	596	(A )	229		—
Convertible redeemable preferred stock	—	—	(A )	(A	)	(A )

Diluted weighted average shares	37,694	37,960	29,971	27,204		27,734

(A)	Anti-dilutive

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and short term investments	$122,277	$81,362	$71,250	$127,475	$101,551
Working capital	173,805	144,910	112,433	187,528	163,110
Total assets	297,328	271,261	248,802	314,871	304,936
Revolving credit facility and long-term debt	—	—	—	—	—
Convertible redeemable preferred stock	—	—	—	168,655	164,222
Total shareholders’ equity	231,630	207,860	174,191	87,726	78,565

(a)	In March 2006, the Company entered into an agreement to sell the assets and certain liabilities of the Company’s state and local government consulting practice, resulting in a pre tax loss of $285. See Note 2 to the Consolidated Financial Statements for further discussion.

(b)	In September and December, 2005 we acquired 95% of the voting stock of Fortune, located in Vadodara, India, in two separate transactions. Also, in November 2005, we acquired all of the voting stock of TSPI, located in Jacksonville, FL. Both acquisitions were accounted for by the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements since their dates of acquisition. In May 2006, the Company entered into an agreement to sell a portion of its ownership interest in Fortune to Fidelity National Financial, Inc., resulting in a pre-tax gain of $67. See Note 6 to the Consolidated Financial Statements for further discussion.

(c)	In April 2004, we entered into a Stock Purchase Agreement with Fidelity Information Services, Inc. (“FIS”), a subsidiary of Fidelity National Financial, Inc. and a Recapitalization Agreement with a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (“CDR”) to restructure CDR’s stock ownership. See Note 3 to the Consolidated Financial Statements for further discussion.

(d)	On May 31, 2002, we acquired all of the capital stock of PDA. This acquisition was accounted for by the purchase method of accounting and, accordingly, the operating results of PDA have been included in the consolidated financial statements since the date of acquisition.

(e)	The Company adopted SFAS 142 effective January 1, 2002, and ceased amortizing goodwill. The Company completed the transitional goodwill impairment testing as required by SFAS 142, during 2002. These evaluations indicated that goodwill was not impaired.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section should be read in conjunction with our Consolidated Financial Statements and related Notes appearing in Item 8 of this Form 10-K. With the exception of statements regarding historical matters and statements concerning our current status, certain matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. Such forward-looking statements may be identified by the words “anticipate,” “believe,” “estimate,” “expect” or “intend” and similar expressions. Our actual results, performance or achievements could differ materially from these forward-looking statements. Please refer to Item 1A “Risk Factors” for additional disclosure of risk factors related to the Company.

Overview

We are a global technology services company, with a focus on industry-specific solutions, strategic outsourcing and integration solutions. We address the most challenging technology issues companies are facing through an onsite, offsite, offshore delivery model that helps clients achieve rapid deployment and reduced costs. We offer high-level subject matter expertise in retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities and public sector clients. We apply our industry-specific knowledge to deliver a wide range of outsourcing and integration services, including, AMD/O; custom application development; e-business services; packaged software implementation, and other services. Our strategy is to establish long-term client relationships and to secure additional engagements with existing clients by providing quality services and by being responsive to client needs.

We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenue on time-and-materials engagements as the services are performed and after we have a signed contract. On fixed-price engagements, we recognize revenue under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenue ratably over the applicable period. For the years ended December 31, 2006, 2005 and 2004 approximately 36%, 42%, and 40%, respectively, of our total revenue was generated from fixed-price engagements. Following the sale of certain assets and liabilities of the state and local government consulting practice, the percentage of the Company’s revenue from fixed price contracts and fixed price contracts with respect to which we recognize revenue on a percentage of completion basis will approximate 33%.

Our most significant cost is project personnel cost, which consists primarily of salaries, wages and benefits for our IT professionals. We strive to maintain our gross profit margin by controlling project costs and managing salaries and benefits relative to billing rates. We use a global resource management team to ensure that IT professionals are quickly placed on assignments to minimize non-billable time and are placed on assignments that use their technical skills and allow for maximum billing rates.

In an effort to sustain our growth and profitability, we have made and continue to make substantial investments in our infrastructure, including: (1) development centers in the United States and India; (2) system methodologies; and (3) internal systems.

In March 2006, the Company entered into an agreement with Saber to sell the assets and certain liabilities of the Company’s state and local government consulting practice, which is included in the Public Sector segment for reporting purposes. Proceeds from the sale, which consummated on June 1, 2006, were $31.4 million resulting in a pre-tax loss of $.3 million. The following is selected financial data for the state and local government consulting practice for the years ended December 31, 2006 and 2005.

	Year Ended
	December 31,
	2006	2005

Revenue	$21,905	$75,741
Income (loss) from operations	(3,238)	2,793

The income (loss) from the state and local government consulting practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.

The agreement with Saber also requires the Company to provide a certain level of services to Saber from its operations in India at below market rates through May 2007. A portion of the proceeds from the sale have been deferred, representing the number of hours to be provided times the difference in market rates and contractual rates. The amount will be recognized as additional revenue as the hours are consumed by Saber. At December 31, 2006, the amount deferred is approximately $1.1 million. Additional revenue recognized through December 31, 2006 is $1.9 million. Due to the significance of the continuing cash flows from providing these services, the Company concluded that the sale did not qualify for discontinued operations accounting treatment under the applicable accounting literature.

The Company must also provide performance bonds for various contracts that were transferred as part of the transaction pursuant to the agreement with Saber. Saber is required to reimburse the Company for the premiums relating to maintaining the performance bonds. Total performance bonds outstanding at December 31, 2006 related to the state and local government consulting practice was approximately $9.1 million. See Note 2 to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report for more information regarding the performance bonds.

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

The SEC has defined “critical accounting policies” as those that are most important to the portrayal of a company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates. Based on this definition, we have identified the critical accounting policies discussed below. We have other significant accounting policies, which also involve the use of estimates, judgments and assumptions that are integral to understanding our results of operations. For a complete discussion of all significant accounting policies, see Note 1 to Covansys’ Consolidated Financial Statements included in Item 8 of this Annual Report.

Revenue Recognition

The Company earns revenue from the following sources: (1) custom application development services; (2) packaged software implementations and enhancements; (3) application maintenance and development outsourcing; (4) legacy modernization; and (5) business process outsourcing. Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which requires management to make judgments and estimates in recognizing revenue. Fees for these contracts may be in the form of time-and-material or fixed price.

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, for our time-and-materials and fixed price outsourcing contracts. For those service contracts which are billed on a time-and-materials basis, we recognize revenue as the services are performed. In our time-and-materials contracts our effort is measured by our time incurred as the output measure which approximates the contractual earnings pattern as the customer has received the benefit of, and is obligated to pay for, the services performed.

For our fixed price IT outsourcing, maintenance and transaction processing contracts, we recognize revenue ratably over the applicable period as the services are performed continuously over the contract period.

For our contracts to deliver proprietary software that require significant production, modification or customization, or services essential to the functionality, which are subject to the accounting requirements of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, and related interpretations, and for our contracts to design, develop or modify complex information systems based upon the client’s specifications, we recognize revenue in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

SOP 81-1 requires the use of completed contract or percentage of completion to recognized revenue and profit as work progresses. Percentage of completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the service period. The Company uses the actual cost of labor performed to date (proportional performance) and the estimated total cost of labor for each contract in making this determination.

Because the percentage of completion method requires significant judgment relative to estimating total revenue, contract costs and progress towards completion, these estimates are monitored on an ongoing basis. These estimates require significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in other costs. Changes in estimated costs to complete as a result of the subjectivity inherent in estimating the costs to complete could be unfavorable and change the estimates of the ultimate profitability on these projects. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.

The Company provides administrative services and claims processing under business process outsourcing arrangements. These arrangements may require the Company to perform setup activities such as the customization of the Company’s database to meet the customer’s requirements, conversion of data from the previous vendor and adding infrastructure and personnel. Up-front fees billed during the setup phase are deferred and setup costs that are incremental and directly related to the setup process are capitalized in accordance with SFAS 91, “Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, and amortized on a straight-line basis over the estimated service term of the contract.

Covansys periodically enters into contracts that include multiple-element arrangements, which may include any combination of services, software, support/maintenance, and the re-sale of hardware or software. Contracts entered into after June 30, 2003 containing multiple elements or deliverables and which are not subject to SOP 97-2 are evaluated for separate accounting units in accordance with criteria established in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, If multiple elements are identified, revenue is allocated among the elements based on the relative fair values of the elements, if the Company is able to establish vendor objective evidence of fair value, and is recognized in accordance with our policies for each of the separate elements. If the Company is unable to establish vendor objective evidence of fair value, the revenue and costs are deferred and recognized over the period of which the final undelivered element is delivered and the contract is treated as a single-element contract.

Revenue earned in excess of billings consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to the clients as of the balance sheet date. Management believes these amounts will be collectable when ultimately billed to the client. Substantially all such amounts are billed within one year.

Retainages are included in revenue earned in excess of billings in the consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts.

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

Computer Software.  We perform research to develop software for various business applications. The cost of such research is charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized in accordance with SFAS 86 “Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material for the years ended December 31, 2006, 2005 and 2004.

Goodwill.  Goodwill represents the excess of purchase price over the net tangible and identifiable intangible assets related to businesses acquired. The Company continually evaluates whether events and circumstances have occurred that indicate the recorded amount of goodwill may warrant revision or that the remaining balance may not be recoverable. The Company tests for impairment of its reporting units by comparing fair value to carrying value. Fair value is determined using a discounted cash flow methodology. The results of the Company’s annual impairment analysis concluded that no impairment existed at December 31, 2006.

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

Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized through future taxable income. The Company utilized domestic net operating loss carryforwards during 2006, 2005 and 2004. The effective tax rate was 32.6% for the full year 2006. On a quarterly basis, management assesses whether it remains more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and short-term investments totaling $122.3 million. We generally fund our operations and working capital needs through internally generated funds. Cash provided by operating activities was $35.5 million, $51.7 million, and $39.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The significant decrease in cash flow from operations in 2006 was due to cash used for accounts receivable and revenue earned in excess of billings of $15.6 million. Restructuring, merger and other related charges used $.8 million, $1.5 million and $2.7 million of operating cash for the years ended December 31, 2006, 2005 and 2004, respectively.

The principal use of cash for investing activities during the three years ended December 31, 2006 was for the purchase of property and equipment, primarily as part of the development and enhancement of our offshore software development centers and the purchase of short-term investments. The sale of assets and certain liabilities of our state and local government consulting practice and a portion of our investment in Fortune to Fidelity National Financial, Inc., provided cash proceeds of approximately $33.5 million in 2006.

To facilitate future cash flow needs, the Company has a credit agreement which provides for borrowings or standby and commercial letters of credit up to $75.0 million through December 28, 2010.

The credit agreement contains financial covenants which require the Company to maintain a certain leverage ratio and a minimum total capitalization. At December 31, 2006, the Company was in compliance with these ratios. At December 31, 2006, the Company had no borrowings and $3.8 million in outstanding letters of credit under the credit agreement.

Net cash used in financing activities was $17.5 million, $18.8 million and $86.3 million at December 31, 2006, 2005, and 2004, respectively. The primary use of cash in 2005 was $17.5 million for the redemption of subordinated notes issued in 2004 in connection with the recapitalization. In 2004, the redemption of the convertible redeemable preferred stock and warrants used $179.1 million of cash which was partially funded from the proceeds from the issuance of common stock, principally from Fidelity Information Services, Inc. (“FIS”) and proceeds from the exercise of stock options of $95.3 million. See Note 3 to the Consolidated Financial Statements for further details concerning the recapitalization. A significant use of cash in financing activities was for the repurchase of our common stock. During 2006, 2005 and 2004, we repurchased 1,610,221, 415,700 and 253,100 shares, respectively, of our common stock, for $24.0 million, $4.8 million and $2.4 million, respectively.

Most of our revenue is billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. In 2006, foreign currency transaction losses were $.3 million. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency.

Inflation did not have a material impact on our revenue or income from operations in fiscal years 2006, 2005 and 2004.

Off-Balance Sheet Arrangements

Covansys has no off-balance sheet transactions.

The following table presents a summary of payments due for our contractual obligations for operating leases as of December 31, 2006:

Payment Due by Period After December 31, 2006

		Less Than	1 to 2	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases	$43,514	$7,007	$13,901	$10,706	$11,900

The Company anticipates that it will use cash on hand to pay its contractual obligations in 2007.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of revenues:

	Years Ended December 31,
	2006	2005	2004

Revenue	100.0%	100.0%	100.0%
Cost of revenue	73.0	72.8	75.1

Gross profit	27.0	27.2	24.9
Selling, general and administrative expenses	16.4	16.6	19.3

Income from operations	10.6%	10.6%	5.6%

Revenue and gross profit by segment is as follows:

	Years Ended December 31,
	2006	2005	2004

Revenue —
Commercial	$396,158	$334,806	$287,574
Less intersegment	(1,823)	(6,949)	(5,052)

	394,335	327,857	282,522
Public Sector	61,136	106,263	91,199
Other	—	—	652

	$455,471	$434,120	$374,373

Gross profit —
Commercial	$115,607	$101,735	$85,702
Public Sector	11,965	19,288	10,718
Other	(4,408)	(3,012)	(3,161)

	$123,164	$118,011	$93,259

2006 Compared with 2005

Revenue.  Revenue in 2006 was $455.5 million, an increase of $21.4 million, or 4.9%, from $434.1 million in 2005. In June 2006, the Company sold the assets and certain liabilities of its state and local government consulting practice to Saber for $31.4 million. This business had revenue of $21.9 million in 2006 compared with revenue of $75.7 million in 2005.

Revenue from the commercial segment was $394.3 million in 2006, an increase of $66.4 million, or 20.3%, from $327.9 million in 2005. Included in 2005 commercial revenue was $3.5 million from work performed in 2004. However, since the Company had not yet received a contract for those services, revenue could not be recognized until receipt of the contract in the first quarter of 2005. Also included in 2005 commercial revenue was $13.4 million from a development center in Bangalore, India which was sold in November 2005 to Oracle Corporation.

Revenue growth in the commercial segment was driven by growth from existing customer relationships, including growth from the Company’s Master Services Agreement with FIS as well as from acquisitions consummated in 2005.

Public sector revenue declined from $106.3 million in 2005 to $61.1 million in 2006 as a result of the Company’s sale of its state and local consulting practice to Saber. Revenue from this business was $21.9 million in 2006 and $75.7 million in 2005. Public sector continues to include business process outsourcing services in the United States and the development and implementation of services related to certain federal government programs. In addition to the sale of the Company’s state and local consulting practice to Saber, the decline in revenue was driven by a slowdown in the number of contracts awarded to the Company and adjustments to the estimates of costs to complete on certain fixed price contracts which resulted in a reduction of previously recognized revenue at the time the estimates were modified.

In 2006, we also made adjustments to previously recorded revenue of $1.3 million due to termination of contracts by two customers prior to their completion. Partially offsetting the decline in revenue was an increase in revenue from the Company’s business process outsourcing practice due to the increased number of transactions processed in 2006.

Gross Profits.  Gross profit was $123.2 million, or 27.0%, of revenue in 2006 compared with $118.0, or 27.2%, of revenue in 2005.

Commercial gross profit was $115.6 million, or 29.3%, of revenue in 2006 compared with $101.7 million, or 31.0%, of revenue in 2005. Gross profit in 2005 was benefited by $3.5 million from work performed in 2004 but because the Company had not yet received a contract for those services, revenue and the corresponding gross profit could net be recognized until the receipt of the contract in the first quarter of 2005. Gross profit in 2006 was also impacted by start-up costs and increasing head count at the Company’s offshore development centers in anticipation of new business opportunities.

Public sector gross profit was $12.0 million, or 19.6%, of revenue compared with $19.3 million, or 18.2%, of revenue in 2005. Gross profit in 2005 was impacted by hardware and software revenue which carry a lower overall gross profit than revenue from consulting services. In addition, gross profit in 2006 was negatively impacted by performance on several fixed price projects as well as the reversal of previously recorded revenue or terminated contracts as discussed above. The Company anticipates that gross profit from public sector as a percent of revenue to more closely approximate the gross profit as a percentage of revenue in the commercial segment (29.0%) following the sale of the Company’s state and local government practice in June 2006.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses (“SG&A”) in 2006 were $74.6 million, or 16.4%, of revenue compared with $72.1 million, or 16.6%, of revenue in 2005. The improvement as a percentage of revenue was driven in part by lower professional fees associated with the consultation and external auditing related to Sarbanes-Oxley Section 404 and the annual financial statement audit, partially offset by higher employee related costs both in the U.S. and in India.

Interest Expense.  Interest expense of $.5 million in 2005 relates to interest on three promissory notes totaling $17.5 million issued in connection a Recapitalization Agreement, as amended, between Covansys and a wholly-owned investment fund managed by Clayton, Dubilier & Rice, Inc. (the “CDR Shareholder”) which was repaid in July 2005 and fees incurred in connection with a credit agreement entered into by the Company on December 28, 2005. For more information on these items please refer to Notes 3 and 11 to the Consolidated Financial Statements.

Other Income, Net.  Other income, net represents interest earned and realized gains and losses from the sale of short-term investments and foreign currency transaction gains and losses. Also included in 2006 amounts are proceeds of $.9 million from the sale of one of the Company’s long-term investments carried at cost. In 2000 the Company had written down this investment to zero based on an evaluation of net realizable value. Included in 2005 amounts is $1.0 million in buy-out fees related to the Oracle transaction. See Note 20 to the Consolidated Financial Statements for further description of the Oracle transaction.

Provision for Income Taxes.  The provision for income taxes was $17.3 million in 2006 compared with $11.4 million in 2005, or an effective tax rate of 32.6% compared with 23.3%, respectively. The Company’s tax rate for 2006 was impacted by provision to return adjustments resulting in a reduction to the tax provision of $.2 million. In addition, the 2006 tax rate was impacted by the evaluation of recorded reserves based on estimated tax expenses resulting in an overall reduction in reserves of $.1 million. In addition the effective tax rate in 2006 was favorably impacted by $.3 million from a reduction in valuation allowance from the utilization of loss carryforwards which had been fully reserved. The effective tax rate in 2005 includes a favorable tax adjustment of $3.2 million from the reversal of previously recorded tax reserves due to the expiration of the statute of limitation for the tax years the reserves related to, as well as a favorable adjustment of $.5 million from a reduction in a valuation allowance, partially offset by an unfavorable adjustment of $.3 million due to an enacted law change in the State of Ohio which reduced the amount of net operating losses the Company will be able to utilize in the future.

2005 Compared with 2004

Revenue.  Revenue in 2005 was $434.1 million, an increase of $59.7 million, or 16.0%, from $374.4 million in 2004. Both commercial and public sector had increases in revenue in 2005 over 2004 amounts. Commercial revenue in 2005 includes $3.5 million from work performed in 2004 after the Company had reached the authorized spending limit on a time and materials contract. The Company received the contract which covered these services in 2005 and recognized the revenue in the first quarter of 2005. The Company also benefited from a full year of revenue from work performed under a Master Services Agreement with FIS as well as an increase in the level of hardware and software sales.

Commercial revenue increased 16.0% to $327.9 million in 2005 from $282.5 million in 2004. The increase results from additional work performed under the Company’s Master Services Agreement with FIS of approximately $12.2 million as well as the addition of other new customers. During the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue at December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies and Staff Accounting Bulletin 104, the Company recognized the cost for these services but did not recognize any revenue for these services in the fourth quarter of 2004, which negatively impacted fourth quarter 2004 revenue and gross profit by approximately $3.5 million. In the first quarter of 2005, the Company received the contract which covered these services and recognized the revenue with a corresponding increase in gross profit.

On May 3, 2005, Oracle announced that it had exercised its purchase option to acquire PeopleSoft’s development center in Bangalore, India operated by the Company. The transfer of this center was completed in November 2005, upon which the employees of the center (approximately 430) became employees of Oracle. Revenue generated from this development center for the Company was approximately $13.4 million and $8.4 million for the years ended December 31, 2005 and 2004, respectively. Under terms of the agreement, Oracle is required to pay a buyout fee of $1,000 and an amount which approximates the book value of the net assets of the business. In accordance with the terms of the agreement, Oracle has paid 80% of the amount owned as of December 31, 2005.

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

Gross Profit.  Gross profit for 2005 was $118.0 million, or 27.2%, of revenue compared with $93.3 million, or 24.9%, of revenue for 2004. Gross profit increased both in terms of dollars and as a percent of revenue in 2005 due to the aforementioned revenue recognized in 2005 for work performed in 2004, the reduction in adjustments related to fixed price projects, the higher utilization of domestic and offshore resources in 2005 partially offset by lower pricing and other concessions to certain customers. Gross profit in the fourth quarter of 2005 was negatively impacted by $.9 million due to the accrual of previously unrecognized employee benefits for certain employees of our Indian operations.

Commercial gross profit was $101.7 million, or 31.0%, of revenue in 2005 compared with $85.7 million, or 30.3%, of revenue in 2004. The improvement in gross profit is due to aforementioned revenue and related gross profit recognized in 2005 for work performed in 2004. The Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time and material contract. While the Company believed it would be paid for its services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies and Staff Accounting Bulletin 104, the Company recognized the costs for these services in the fourth quarter of 2004, but did not recognize the related revenue. Gross profit was negatively impacted in the fourth quarter of 2004 by approximately $3.5 million. In the first quarter of 2005, the Company received a contract which covered these services and recognized the revenue in the first quarter of 2005, with a corresponding impact in gross profit. Gross profit also benefited from a higher utilization of offshore resources as well as higher utilization rates, partially offset by lower pricing and other concessions to certain customers.

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

Selling, General and Administrative.  SG&A expenses in 2005 were flat as compared with 2004 amounts. Included in 2004 amounts are approximately $7.8 million in costs related to Sarbanes-Oxley, professional fees related to the recapitalization transaction and restatement of financial statements, lease termination costs, severance, impairment charges and loss on disposal and obsolescence of property and equipment.

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

Interest Expense.  Interest expense of $.5 million relates to interest on three promissory notes totalling $17.5 million issued in connection with a Recapitalization Agreement, as amended, between Covansys and a wholly-owned investment fund managed by the CDR Shareholder and fees in connection with a credit agreement entered into by the Company on December 28, 2005. The notes were repaid in July, 2005. For more information on the Recapitalization Agreement and Credit Agreement, please refer to Notes 3 and 11, respectively, to the Consolidated Financial Statements.

Other Income, Net.  Other income, net represents interest earned and realized gains and losses from the sale of short-term investments and cash equivalents and foreign currency transactions and translation gains and losses. Also included in 2005 amounts is $1.0 million in buy out fees related to the Oracle transaction (See Note 20 to the Consolidated Financial Statements).

Provision for Income Taxes.  The provision for income taxes was $11.4 million in 2005 compared with $4.5 million in 2004 or an effective rate of 23.3% compared with 20.4%, respectively. The effective tax rate in 2005 includes a favorable tax adjustment of $3.2 million from the reversal of previously recorded tax reserves due to the expiration of the statute of limitations for the tax years the reserves related to, a favorable adjustment of $.5 million from the reduction in a valuation allowance, partially offset by an unfavorable adjustment of $.3 million due to an enacted law change in the State of Ohio which reduced the amount of net operating losses that the Company will be able to utilize in future periods. In addition, the Company also reduced tax reserves by $.3 million based on an evaluation of estimated tax exposures. The effective tax rate in 2004 included a favorable tax adjustment of $2.2 million from a reduction in a valuation allowance.

Restructuring and Other Related Charges

In 2006, 2005 and 2004, the Company recorded $.6 million, $.5 million and $1.7 million, respectively, in lease termination costs. In addition, the Company recorded $1.3 million in severance costs in 2004 as the Company continued to reduce headcount in line with overall revenue expectations. Amounts related to severance were paid through 2005 and amounts related to lease terminations will be paid through June 2011.

Related Party Transactions

On September 15, 2004, the Company issued 8,700,000 shares of common stock and 4,000,000 warrants to FIS for $95.7 million (Note 3 to Consolidated Financial Statements). In the second quarter of 2004, the Company entered into a Master Services Agreement with FIS to provide services over a five year period. In connection with the recapitalization, the Company reimbursed FIS $1.0 million for certain out-of-pocket fees and expenses. Services provided by the Company to FIS during 2006, 2005 and 2004 totaled approximately $42.7 million, $17.3 million and $5.1 million, respectively. The balance owed to the Company by FIS at December 31, 2006 and 2005 was $8.5 million and $3.4 million, respectively.

Synova is an IT professional services organization owned by the Company’s Chairman, Chief Executive Officer, and President. For the years ended December 31, 2006, 2005 and 2004, we provided services to Synova totaling approximately $1.8 million, $2.1 million and $2.5 million, respectively. In addition, Synova provided services to Covansys, for the years ended December 31, 2006, 2005 and 2004, totaling approximately $7.0 million, $4.8 million and $2.1 million, respectively. The net balance due to Synova by Covansys at December 31, 2006 and 2005 was $.6 million and $.7 million, respectively. In addition, under the terms of a note payable originated in 2000 (originally $8.0 million), Synova owed Covansys $3.0 million at December 31, 2004 which was repaid during 2005.

During 2004, the Company entered into a recapitalization transaction (Note 3 to Consolidated Financial Statements) in which Clayton, Dubilier & Rice, Inc. (“CDR”)’s ownership interest in Covansys, including $168.7 million of Convertible Redeemable Preferred Stock, was redeemed and exchanged for consideration valued at $227.7 million, including $177.5 million of cash, 2,000,000 shares of Covansys common stock, $17.5 million of subordinated notes and five-year warrants for 5,000,000 shares of common stock at a strike price of $18 per share. In connection with the recapitalization, the Company reimbursed CDR $.5 million for certain out-of-pocket fees and expenses. The $17.5 million subordinated notes were repaid by the Company in July, 2005. The Company paid approximately $.6 million to CDR for financial management, advisory, and executive management service in 2004. No such services were provided by CDR in 2006 or 2005.

The Company provides IT outsourcing services to SIRVA, Inc., a company related through common ownership by CDR. During the years ended December 31, 2006, 2005 and 2004, services provided by Covansys to SIRVA. Inc. totaled approximately $6.4 million, $8.4 million and $10.0 million, respectively. No services were provided by SIRVA to the Company during the years ended December 31, 2006, 2005 or 2004. The net balance owed to the Company by SIRVA at December 31, 2006 and 2005 was $.5 million and $.4 million, respectively. In the fourth quarter of 2004, the Company executed an agreement with SIRVA regarding fees for services provided in prior periods. In connection with the agreement, the Company recognized revenue of $1.2 million.

We paid approximately $.5 million, $.3 million and $.9 million during the years ended December 31, 2006, 2005 and 2004, respectively, for consultation and advisory services in connection with the sale of the Company’s state and local government consulting practice (Note 2 to the Consolidated Financial Statements) and the Fortune and TSPI acquisitions (Note 6 to the Consolidated Financial Statements) and the recapitalization transaction (Note 3 to the Consolidated Financial Statements) provided by the Chesapeake Group, Inc., a company owned by a director. Nothing was owed by the Company to the Chesapeake Group, Inc. at December 31, 2006 or 2005.

The Company has loans of $.9 million and $1.1 million at December 31, 2006 and 2005, respectively, to its employees in India to assist them with the purchase of automobiles and houses. The loans, which bear interest at below market rates, are collateralized by the property and repaid through payroll deductions.

Recently Issued Financial Accounting Standards

In June 2006 the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective January 1, 2007. The impact of applying FIN 48 will be recognized as a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007. Covansys is currently in the process of determining the cumulative effect of adopting FIN 48.

In September 2006, the FASB issued Statement No. 157 — “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements (“SFAS 157”). SFAS 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS 157 will be applied prospectively as of that date. The Company is currently evaluating the effect that adoption of SFAS 157 will have on the Company’s financial statements when it becomes effective in 2008.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s results of operation, financial condition or cash flow. See Note 15 to the Consolidated Financial Statements.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have any impact on Covansys financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for the effect of foreign currency fluctuations and interest rate changes. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Item 7 of this Form 10-K — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Foreign Exchange Risk

Most of our revenue is billed in U.S. dollars. We recognize transaction gains and losses in the period of occurrence. During 2006, the Company experienced foreign currency transaction losses of approximately $.3 million. The Company does not speculate in foreign currency.

Revenue generated by our India and Asia operations, including development centers, from both direct services provided to clients in India and Asia as well as services provided to customers in the United States, accounted for approximately 35% of our total 2006 revenue on a full attribution basis. In addition, services provided by our other international operations, primarily in Europe, accounted for approximately 4% of our total 2006 revenue.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio which was $122.3 million as of December 31, 2006. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Derivative Risk

From time to time, the Company hedges certain of its forecasted foreign currency exposure using forward contracts with durations no greater than 3 months. We had no such contracts outstanding at December 31, 2006 or 2005.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covansys Corporation:

We have audited the accompanying consolidated balance sheets of Covansys Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covansys Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for share-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Covansys Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP
Grand Rapids, Michigan
March 7, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Covansys Corporation:

In our opinion, the consolidated statements of operations, statements of shareholders’ equity and comprehensive income, and statements of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Covansys Corporation and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Detroit, Michigan
March 11, 2005, except as to Note 17, for which the date is March 8, 2006

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$91,007	$58,030
Short term investments	31,270	23,332
Accounts receivable, net of allowance for doubtful accounts of $1,326 and $1,357 at December 31, 2006 and 2005	94,229	82,526
Revenue earned in excess of billings	2,981	25,632
Deferred taxes	4,816	6,275
Prepaid expenses and other	7,505	8,842

Total current assets	231,808	204,637
Property and equipment, net	33,464	34,506
Computer software, net	491	2,150
Goodwill	22,545	21,893
Deferred taxes	3,644	3,086
Other assets	5,376	4,989

Total assets	$297,328	$271,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,864	$14,346
Accrued payroll and related costs	22,591	21,542
Taxes payable	1,674	1,438
Other accrued liabilities	20,814	19,618
Deferred revenue	60	2,783

Total current liabilities	58,003	59,727
Other liabilities	7,695	3,674
Commitment and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, 0 shares issued as convertible redeemable preferred stock as of December 31, 2006 and 2005	—	—
Common stock, no par value, 200,000,000 shares authorized, 36,351,255 and 37,398,342 shares issued and outstanding as of December 31, 2006 and 2005, respectively	—	—
Additional paid-in capital	149,553	165,496
Retained earnings	79,891	43,971
Accumulated other comprehensive income (loss)	2,186	(1,607)

Total shareholders’ equity	231,630	207,860

Total liabilities and shareholders’ equity	$297,328	$271,261

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue	$455,471	$434,120	$374,373
Cost of revenue	332,307	316,109	281,114

Gross profit	123,164	118,011	93,259
Selling, general and administrative expenses	74,649	72,097	72,342
Net loss on sale of businesses	218	—	—

Income from operations	48,297	45,914	20,917
Interest expense	41	495	245
Other income, net	(5,012)	(3,507)	(1,317)

Income before provision for income taxes	53,268	48,926	21,989
Provision for income taxes	17,348	11,388	4,485

Net income	35,920	37,538	17,504
Convertible redeemable preferred stock dividends	—	—	3,221
Loss on redemption of convertible redeemable preferred stock	—	—	28,674

Net income (loss) available to common shareholders	$35,920	$37,538	$(14,391)

Earnings (loss) per share
Basic	$.97	$1.00	$(.48)

Diluted	$.95	$.99	$(.48)

Basic weighted average shares	36,855	37,364	29,971
Dilutive effect of options and warrants	839	596	(A )
Convertible redeemable preferred stock	—	—	(A )

Diluted weighted average shares	37,694	37,960	29,971

(A)	Anti-dilutive

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
	Common				Other
	Stock	Additional	Retained	Stock	Comprehensive	Total
	Shares	Paid-In	Earnings	Subscriptions	Income	Shareholders’
	Outstanding	Capital	(Deficit)	Receivable	(Loss)	Equity
	(Dollars in thousands)
Balance — December 31, 2003	26,792,547	$93,165	$(1,831)	$(1,790)	$(1,818)	$87,726
Net income	—	—	17,504	—	—	17,504
Currency translation adjustment	—	—	—	—	3,622	3,622
Unrealized losses on short-term investments	—	—	—	—	(29)	(29)

Comprehensive income	—	—	—	—	—	21,097
Stock options exercised	170,942	1,385	—	—	—	1,385
Repayment of stock subscriptions receivable	(56,534)	(961)	—	1,790	—	829
Issuances of common stock and other	64,909	712	—	—	—	712
Repurchase of common stock	(253,100)	(2,408)	—	—	—	(2,408)
Convertible redeemable preferred stock dividend	—	(2,268)	(953)	—	—	(3,221)
Net proceeds from issuance of common stock and warrants to FIS	8,700,000	92,832	—	—	—	92,832
Net effect of redemption of convertible redeemable preferred stock and warrants	2,000,000	(16,474)	(8,287)	—	—	(24,761)

Balance — December 31, 2004	37,418,764	165,983	6,433	—	1,775	174,191
Net income	—	—	37,538	—	—	37,538
Currency translation adjustment	—	—	—	—	(3,378)	(3,378)
Reclassification of unrealized losses on short-term investments	—	—	—	—	29	29
Unrealized (loss) on short-term investments	—	—	—	—	(33)	(33)

Comprehensive income	—	—	—	—	—	34,156
Stock options exercised	395,278	4,316	—	—	—	4,316
Repurchase of common stock	(415,700)	(4,803)	—	—	—	(4,803)

Balance — December 31, 2005	37,398,342	165,496	43,971	—	(1,607)	207,860
Net income	—	—	35,920	—	—	35,920
Currency translation adjustment	—	—	—	—	3,622	3,622
Reclassification of unrealized losses on short-term investments	—	—	—	—	33	33
Unrealized gain on short term investments					138	138

Comprehensive income	—	—	—	—	—	39,713
FAS 123R compensation expense		1,726	—	—	—	1,726
Stock options exercised	563,134	5,450	—	—	—	5,450
Tax benefit of stock options exercised	—	863	—	—	—	863
Repurchase of common stock	(1,610,221)	(23,982)	—	—	—	(23,982)

Balance — December 31,2006	36,351,255	$149,553	$79,891	$—	$2,186	$231,630

The accompanying notes are an integral part of these consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows provided by (used in) operating activities —
Net income	$35,920	$37,538	$17,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,371	13,145	13,391
Loss on disposal and obsolescence of property and equipment	260	155	1,395
Loss on sale of businesses	218	—	—
Provision for doubtful accounts	520	63	892
Provision for deferred income taxes	907	1,316	770
Stock based compensation cost	1,446	—	—
Stock option modification expense and other	—	(6)	271
Impairment of long-lived assets	—	52	1,225
Gain from sale of development center	—	(1,000)	—
Loss (gain) from sale of short term investments	(52)	5	(153)
Gain on sale of long-term investment	(915)	—	—
Change in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and revenue earned in excess of billings	(15,592)	(5,230)	799
Prepaid expenses and other assets	(554)	69	5,073
Accounts payable, accrued payroll and related costs and other liabilities	976	5,582	(1,776)

Net cash provided by operating activities	35,505	51,689	39,391
Cash flows provided by (used in) investing activities —
Investment in property, equipment and other	(14,587)	(16,991)	(10,167)
Investment in computer software	—	(83)	(208)
Proceeds from sale of businesses	33,528	—	—
Proceeds from sale of long-term investment	915	—	—
Proceeds from sale of property and equipment	1,382	—	—
Proceeds from sale of development center	200	800	—
Proceeds from sale of available for sale securities	140,798	130,642	112,750
Purchases of available for sale securities	(148,215)	(131,833)	(95,427)
Business acquisitions, net of cash acquired	—	(7,022)	—

Net cash provided by (used in) investing activities	14,021	(24,487)	6,948
Cash flows provided by (used in) financing activities —
Repayment of subordinated notes	—	(17,500)	—
Net proceeds from issuances of common stock and other	—	—	93,906
Net proceeds from exercise of stock options and other	5,450	3,509	1,385
Tax benefit from stock options exercised	1,006	—	—
Repurchases of common stock	(23,982)	(4,803)	(2,408)
Redemption of convertible redeemable preferred stock and warrants	—	—	(179,139)

Net cash used in financing activities	(17,526)	(18,794)	(86,256)
Effect of exchange rate changes on cash	977	(219)	87

Increase (decrease) in cash and cash equivalents	32,977	8,189	(39,830)
Cash and cash equivalents at beginning of year	58,030	49,841	89,671

Cash and cash equivalents at end of year	$91,007	$58,030	$49,841

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes	$15,555	$11,481	$5,604
Interest	$14	$664	$—
Non–cash financing activities —
Debt issued in connection with redemption of convertible redeemable preferred stock and warrants	$—	$—	$17,500

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

Foreign Currency

For foreign operations, the local currencies have been designated as the functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and at the average exchange rate during the year for revenue and expenses. The resulting foreign currency translation adjustment is reflected as a separate component of shareholders’ equity.

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

Short Term Investments

Short term investments consist substantially of mutual funds. The Company classifies such securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value calculated based on quoted market prices with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of other comprehensive income within shareholders’ equity.

The unrealized gains and losses on these investments included in accumulated other comprehensive income for December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Fair value	$31,270	$23,332
Cost	31,132	23,365
Gross unrealized gain (loss)	138	(33)

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

The following table summarizes the Company’s investments which are carried at cost as of December 31, 2006 and 2005:

	December 31,
	2006	2005

Cost Method:
Investcare*	$654	$654

* Covansys’ ownership percentage is less than 5% in this privately held entity. The Company accounts for distributions from this investment as a return of capital.

Goodwill

Goodwill represents the excess of purchase price over the net tangible and identifiable intangible assets related to businesses acquired. The Company continually evaluates whether events and circumstances have occurred that indicate the recorded amount of goodwill may warrant revision or that the remaining balance may not be recoverable. The Company tests for impairment of its reporting units (consisting of commercial, international, which is a component of the commercial operating segment, and public sector) by comparing fair value to carrying value. Fair value is determined using a discounted cash flow methodology. The results of the Company’s annual impairment analysis concluded that no impairment existed at December 31, 2006.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Renewal periods of leases have been included in the lease term if the renewals are reasonably assured.

Internally developed computer software is recorded at cost and includes internally developed software to be used in the Company’s operations.

Long-Lived Assets

We evaluate the recoverability of long-lived assets (excluding goodwill) in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amounts may be impaired. The impairment evaluation is performed by comparing their carrying values to the undiscounted cash flows expected to be derived from such long-lived assets. If such evaluation indicated an impairment, we use discounted cash flows to measure fair value in determining the amount of the long-lived assets that should be written-off.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Revenue Recognition

The Company earns revenue from the following sources: (1) custom application development services; (2) packaged software implementations and enhancements; (3) application maintenance and development outsourcing; (4) legacy modernization; and (5) business process outsourcing. Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which requires management to make judgments and estimates in recognizing revenue. Fees for these contracts may be in the form of time-and-material or fixed price.

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, for our time-and-materials and fixed price outsourcing contracts. For those service contracts which are billed on a time-and-materials basis, we recognize revenue as the services are performed. In our time-and-materials contracts our effort is measured by our time incurred as the output measure which approximates the contractual earnings pattern as the customer has received benefit of, and is obligated to pay for, the services performed.

For our fixed price IT outsourcing, maintenance and transaction processing contracts, we recognize revenue ratably over the applicable period as the services are performed continuously over the contract period.

For our contracts to deliver proprietary software that require significant production, modification or customization, or services essential to functionality, which are subject to the accounting requirements of Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, and related interpretations, and for our contracts to design, develop or modify complex information systems based upon the client’s specifications, we recognize revenue in accordance with Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and certain Production-Type Contracts”.

SOP 81-1 requires the use of completed contract or percentage of completion to recognize revenue and profit as work progresses. Percentage of completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the service period. The Company uses the actual cost of labor performed to date (proportional performance) and the estimated total cost of labor for each contract in making this determination.

Because the percentage of completion method requires significant judgment relative to estimating total revenue, contract costs and progress towards completion, these estimates are monitored on an ongoing basis. These estimates require significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in other costs. Changes in estimated costs to complete as a result of the subjectivity inherent in estimating the costs to complete could be unfavorable and change the estimates of the ultimate profitability on these projects. Such revisions, which may result in increases or decreases to revenue and income, are reflected in the financial statements in the period in which they are first identified. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.

The Company provides administrative services and claims processing under business process outsourcing arrangements. These arrangements may require the Company to perform setup activities such as the customization of the Company’s database to meet the customer’s requirements, conversion of data from the previous vendor and adding infrastructure and personnel. Up-front fees billed during the setup phase are deferred and setup costs that are incremental and directly related to the setup process are capitalized in accordance with SFAS 91, “Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, and amortized on a straight-line basis over the estimated service term of the contract.

Covansys periodically enters into contracts that include multiple-element arrangements, which may include any combination of services, software, support/maintenance, and the re-sale of hardware or software. Contracts entered into after June 30, 2003 containing multiple elements or deliverables and which are not subject to SOP 97-2

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

are evaluated for separate accounting units in accordance with criteria established in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. If multiple elements are identified, revenue is allocated among the elements based on the relative fair values of the elements, if the Company is able to establish vendor objective evidence of fair value, and is recognized in accordance with our policies for each of the separate elements. If the Company is unable to establish vendor objective evidence of fair value, the revenue and costs are deferred and recognized over the life of the period of which the final undelivered element is delivered and the contract is treated as a single-element contract.

Revenue earned in excess of billings consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to the clients as of the balance sheet date. Management believes these amounts will be collectable when ultimately billed to the client. Substantially all such amounts are billed within one year.

Retainages are included in revenue earned in excess of billings in the accompanying condensed consolidated balance sheets. Revenue earned in excess of billings is primarily comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts.

Computer Software

We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized in accordance with SFAS 86 “Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of the accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically review the net realizable value attributable to the capitalized development costs in evaluating potential impairment of the asset. During the third quarter of 2006, management reviewed costs capitalized relating to a specific software product and concluded that the carrying value would not be recovered, based on an analysis of future cash flows. Accordingly, the Company wrote off the capitalized costs of $378 related to this software. Additionally, based on these analyses and evaluations, the Company identified and recorded an impairment loss of $52 for its Claims Connect software product in 2005. As of December 31, 2005, the Company’s investment in its Claims Connect software has been written down to zero. Amounts charged to expense for research and development of computer software were not material for the years ended December 31, 2006, 2005 and 2004.

Amounts capitalized were $83 and $208 for the years ended December 31, 2005 and 2004, respectively. No amounts were capitalized in 2006.

The amortization of software development costs was $1,028, $1,549 and $1,707 for the years ended December 31, 2006, 2005 and 2004, respectively.

Accumulated amortization on computer software amounted to $5,797 and $10,689 as of December 31, 2006 and 2005, respectively.

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

Other Income, Net

Other income, net, represents the gain on sale of Peoplesoft’s development center, the gain from the sale of an investment carried at cost, interest earned and realized gains and losses from the sale of short term investments determined on a specific identification basis, loss from sale of investment carried at cost and foreign currency transaction gains and losses. See Note 20 “Other Income, Net” for a further description of the development center transaction and the gain from the sale of an investment carried at cost.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share, as amended by EITF Issue 03-6 by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding. The calculation of dilutive net income (loss) per share excludes the following common stock equivalents for the respective periods because their impact was anti-dilutive.

	Year Ended December 31,
	2006	2005	2004

Common stock equivalents related to convertible redeemable preferred stock	—	—	6,140,060
Warrants issued to CDR to purchase 5,300,000 shares of common stock	—	—	3,742,366
Warrants issued to CDR to purchase 5,000,000 shares of common stock	—	5,000,000	1,469,466
Warrants issued to FIS to purchase 4,000,000 shares of common stock	1,000,000	3,000,000	1,175,573
Average number of stock options outstanding	379,611	650,562	3,056,541

The Company’s Series A Voting Convertible Preferred Stock was a participating security as defined in Issue 03-6. Issue 03-6 is effective for periods beginning after March 31, 2004. The Company adopted Issue 03-6 in the second quarter ended June 30, 2004 and restated Earning Per Share (“EPS”) for all prior periods presented. The adoption of Issue 03-6 results in a reduction in EPS available for common shareholders in periods where the Company has income and has no impact in periods where the Company has a loss. The Company’s Series A Voting Convertible Preferred Stock was redeemed as part of the Recapitalization Agreement with a wholly-owned subsidiary of a private equity investment fund managed by Clayton, Dubilier & Rice, Inc. (The “CDR Shareholder”). See Note 3 “Recapitalization” for a further description of the Recapitalization Agreement.

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

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 (“SFAS 123”) and the compensation cost for all share based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the Black-Scholes model to determine fair value. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before taxes and net income for the year ended December 31, 2006 are $1,446 and $1,358 lower than if it had continued to account for share based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) or $.04 and $.04 per share on a basic and diluted basis, respectively. As of December 31, 2006 unrecognized compensation expense was $3,273 to be recognized over a weighted average period of 1.93 years.

Prior to the adoption of SFAS 123(R), the Company reported all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires that the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for these options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit of $863 for the year ended December 31, 2006 classified as a financing cash inflow would have been reported as an operating cash inflow if the Company had not adopted Statement 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for stock options using the intrinsic value method prescribed in APB No. 25, and related interpretations. Had compensation expense for the Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

pro forma net income (loss) available to common shareholders and pro forma earnings (loss) per common share would have been reduced to the amounts indicated below:

	Year Ended
	December 31,
	2005	2004

Net income (loss) available for common shareholders:
As reported	$37,538	$(14,391)
Stock-based employee compensation cost included in the determination of net income (loss) available for common shareholders	—	243
Stock-based employee compensation cost had the fair value method been used	2,750	1,698

SFAS No. 123 pro forma	$34,788	$(15,846)

Basic earnings (loss) per share:
As reported	$1.00	$(.48)

SFAS No. 123 pro forma	$.93	$(.53)

Diluted earnings (loss) per share:
As reported	$.99	$(.48)

SFAS No. 123 pro forma	$.92	$(.53)

During 2004, the Company made amendments to the stock option grants of two employees upon their termination. In connection with the amendments, the Company recorded a charge of $243.

Recently Issued Financial Accounting Standards

In June 2006 the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt the provisions of FIN 48 effective January 1, 2007. The impact of applying FIN 48 will be recognized as a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007. Covansys is currently in the process of determining the cumulative effect of adopting FIN 48.

In September 2006, the FASB issued Statement No. 157 — “Fair Value Measurements”, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements (“SFAS 157”). SFAS 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS 157 will be applied prospectively as of that date. The Company is currently evaluating the effect that adoption of SFAS 157 will have on the Company’s financial statements when it becomes effective in 2008.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition or cash flow.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have any impact on Covansys financial position or results of operations.

2.  Sale of State and Local Government Consulting Practice

In March 2006, the Company entered into an agreement with Saber Solutions, Inc. (“Saber”) to sell the assets and certain liabilities of the Company’s state and local government consulting practice, which is included in the Public Sector segment for reporting purposes. Proceeds from the sale, which consummated on June 1, 2006, were approximately $31,376 resulting in a pre tax loss of $285.

The following is selected financial data for the state and local government consulting practice for the years ended December 31, 2006 and 2005.

	Year Ended
	December 31,
	2006	2005

Revenue	$21,905	$75,741
Income (loss) from operations	(3,238)	2,793

The income (loss) from the state and local government practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.

The agreement also requires the Company to provide a certain level of services to the buyer from its operations in India at below market rates through May 2007. A portion of the proceeds from the sale have been deferred, representing the number of hours to be provided times the difference in market rates and contractual rates. The amount will be recognized as additional revenue as the hours are consumed by Saber. At December 31, 2006 the amount deferred is approximately $1,071. Additional revenue recognized through December 31, 2006 is $1,925. Due to the significance of the continuing cash flows from providing these services, the Company concluded that the sale did not qualify for discontinued operations accounting treatment under the applicable accounting literature.

The agreement also requires the Company to provide performance bonds for various contracts that were transferred as part of the transaction. Saber is required to reimburse the Company for the premiums relating to maintaining the performance bonds. Total performance bonds outstanding at December 31, 2006 related to the state and local government consulting practice was approximately $9,077.

3.	Recapitalization

On April 27, 2004, the Company announced that it had entered into a long-term Master Services Agreement and a Stock Purchase Agreement with Fidelity Information Services, Inc. (“FIS”), a subsidiary of Fidelity National Financial, Inc.

Under the Stock Purchase Agreement, as amended, and approved by shareholders of the Company on September 15, 2004, the Company issued to FIS 8,700,000  shares of the Company’s common stock and warrants for $95,700. The four tranches of warrants, each for 1,000,000 shares of the Company’s common stock, have a strike price of $15.00, $17.50, $20.50 and $24.00 per share and are exercisable through 2010. FIS also acquired 2,300,000 shares of the Company’s common stock from Rajendra Vattikuti, Chairman, Chief Executive Officer, and

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

President of the Company. The Company reimbursed the Chief Executive Officer $100 for certain out-of-pocket fees and expenses. The Company reimbursed FIS $1,000 for certain out-of-pocket fees and expenses related to the Stock Purchase Agreement.

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

4.	Fixed Price Contracts

The Company realized approximately 35.5% of its revenue during the year ended December 31, 2006, from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 6.3% of our revenue during the year ended December 31, 2006 was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

The Company’s 2004 financial results were negatively impacted by approximately $11,192 due to four significant fixed price contracts which it considered to be challenged.

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

At December 31, 2005, the Company had $2,226 in billed and unbilled receivables related to a challenged contract for which the Company is still performing services and which management believes are collectible.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

During the first quarter of 2006, the Company received a notification from two of its public sector customers that they were terminating their contracts with the Company prior to the completion of all of the deliverables under the contracts. The Company negotiated a settlement with one of the customers resulting in a reduction of previously recorded revenue of $488 during the first quarter of 2006. The Company is currently in negotiations with the other customer concerning the resolution of its outstanding receivable balance of $859 as of December 31, 2006 which was fully reserved during the second quarter of 2006.

5.	Common Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to 16,000,000 shares of the Company’s common stock. During the years ended December 31, 2006, 2005 and 2004, the Company repurchased 1,610,221 shares, 415,700 shares and 253,100 shares for cash, at a total cost of $23,982, $4,803 and $2,408, respectively. Through December 31, 2006, the Company has repurchased 13,448,397 shares of its common stock for cash in the open market, at a total cost of $170,765. As of December 31, 2006, 2,551,603 shares remain available for repurchase under the board of directors authorization. The Company has entered into a Credit Agreement which restricts the Company’s ability to repurchase shares of its common stock in the event that a default exists under the Credit Agreement or in the event there are borrowings outstanding under the Credit Agreement.

6.	Acquisitions

In September 2005, the Company’s wholly owned subsidiary, Covansys (India) Private Limited acquired 75% of the outstanding common shares of Fortune Infotech Limited (“Fortune”). In December 2005 Covansys (India) Private Limited acquired an additional 20% of the shares of Fortune, raising Covansys (India) Private Limited’s ownership to 95%. In November 2005, the Company acquired all of the outstanding common shares of Technology Service Partners, Inc., (“TSPI”) located in Jacksonville, FL. The acquisitions were funded with existing cash and have been accounted for as a purchase and, accordingly, the operating results of these businesses are included in the consolidated financial statements since the date of acquisition. Pro forma information related to these acquisitions is not included because the impact is considered immaterial.

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

On May 2, 2006, the Company announced that Covansys (India) Private Limited, had entered into an agreement to sell a portion of its ownership interest in Fortune to Fidelity National Financial, Inc, a related party. Following the consummation of the sale during the second quarter, for which the Company received proceeds of $2,115, the Company’s ownership in Fortune Infotech is 50.1% and Fidelity owns 48.3% of the outstanding shares of Fortune Infotech. The Company realized a gain in connection with this transaction of approximately $67.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

7.	Goodwill

The following table summarizes the change in the carrying amount of goodwill all of which occurred in the commercial segment for the two years ended December 31, 2006:

Goodwill balance at January 1, 2005	$19,148
Acquisitions	3,262
Foreign currency translation adjustment	(517)

Goodwill balance at December 31, 2005	21,893
Sale of business	(100)
Currency translation	752

Goodwill balance at December 31, 2006	$22,545

The following table summarizes the Company’s goodwill by reportable segment.

	December 31,
	2006	2005

Commercial	$16,184	$15,532
Public Sector	6,361	6,361

	$22,545	$21,893

The Company tested for impairment of its reporting units by comparing estimated fair value to carrying value. Fair value was determined using a discounted cash flow methodology. The Company performed this analysis as part of its annual assessment as of December 31, 2006 and 2005. These evaluations indicated that goodwill was not impaired. The Company’s goodwill is not deductible for income tax purposes.

8.	Accounts Receivable and Credit Risk

Accounts receivable, which includes both billed and unbilled receivables, are recorded at the invoiced or estimated amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

The activity in the allowance for doubtful accounts is as follows:

	2006	2005	2004

Balance — beginning of period	$1,357	$1,532	$1,789
Provision	520	63	892
Charge-offs	(551)	(238)	(1,149)

Balance — end of period	$1,326	$1,357	$1,532

The Company grants credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s receivables are from large and mid-size companies, major systems integrators and governmental agencies.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

9.	Property and Equipment

As of December 31, 2006 and 2005, property and equipment consisted of the following:

			Estimated
	December 31,		Useful
	2006	2005	Lives

Equipment and purchased software	$63,544	$62,752	3-10 years
Furniture and fixtures	5,444	5,464	5-7 years
Leasehold Improvements	12,275	11,010	5-7 years
Buildings	2,655	2,945	31 years

	83,918	82,171
Accumulated depreciation	(50,454)	(47,665)

Property and equipment, net	$33,464	$34,506

Depreciation expense totaled $11,343, $11,596, and $12,702, for the years ended December 31, 2006, 2005 and 2004, respectively.

10.  Related Party Transactions

Covansys has identified the following related parties with which it has entered into transactions as described below. The related parties and the nature of their relationship to Covansys are:

•	Fidelity Information Services (“FIS”), a subsidiary of Fidelity National Financial, Inc., is a stockholder of the Company with representation on its Board of Directors.

•	Synova, Inc. and its subsidiaries (“Synova”) is a professional services organization owned by the Company’s Chairman, Chief Executive Officer, and President.

•	Clayton, Dublier & Rice, Inc. (“CDR”) is a stockholder of the Company with representation on its Board of Directors.

•	SIRVA, Inc. (“SIRVA”) is a company related through common ownership of CDR.

•	Chesapeake Group, Inc. (“Chesapeake”) is a company owned by a Director and shareholder of the company.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Transactions with the above identified related parties are:

				Receivable
				from
				(Payable to)
			Purchases	Related
		Sales to	from	Party
		Related	Related	as of
		Party	Party	December 31,

FIS	2006	$42,681	$—	$8,496
	2005	17,298	—	3,415
	2004	5,070	—	2,259
Synova	2006	1,750	7,014	(560)
	2005	2,074	4,786	(689)
	2004	2,520	2,051	(206)
SIRVA	2006	6,430	—	533
	2005	8,391	—	406
	2004	9,974	—	1,411
Chesapeake	2006	—	555	—
	2005	—	321	—
	2004	—	903	—

Additionally for FIS, on September 15, 2004 the Company issued 8,700,000 shares of its common stock and 4,000,000 warrants to FIS for $95,700. In the second quarter of 2004 the Company entered into a Master Services agreement with FIS to provide services over a five year period. In connection with the acquisition of 2,300,000 shares of the Company’s common stock from the Chief Executive Officer of the Company by FIS (Note 3), the Company reimbursed the Chairman, Chief Executive Officer, and President $100 for certain out-of-pocket fees and expenses. In addition, the Company reimbursed FIS $1,000 for certain out-of-pocket fees and expenses related to the recapitalization.

The $3,000 Synova note payable owed to the Company by Synova was paid in September, 2005.

During 2004, the Company entered into a recapitalization transaction in which CDR’s ownership interest in Covansys, including $168,655 of Convertible Redeemable Preferred Stock, was redeemed and exchanged for consideration valued at $227,700 including $177,500 of cash, 2,000,000 shares of the Company common stock, $17,500 of subordinated notes and five-year warrants for 5,000,000 shares of common stock at a strike price of $18 per share. In connection with the recapitalization, the Company reimbursed CDR $500 for certain out-of-pocket fees and expenses. The $17,500 subordinated notes were repaid by the Company in July, 2005. See Note 3 “Recapitalization” for a further description of the Recapitalization Agreement. The Company paid approximately $604 to CDR for financial management, advisory, and executive management services in 2004. No such services were provided by CDR in 2006 or 2005.

In December 2004, The Company signed and agreement with SIRVA under which SIRVA agreed to pay the Company an additional $1,200 for services previously provided through December 31, 2004. This agreement was reflected in 2004 revenue.

Amounts paid to Chesapeake are for consultation and advisory services in connection with the sale of Covansys state and local government consulting practice and the Fortune and TSPI acquisitions. (See Note 2 “Sale of State and Local Government Consulting Practice” and Note 6 “Acquisitions” for a further description of these items.)

Amounts paid to or received from FIS, Synova and SIRVA as detailed in the above table are for IT services.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The Company has loans to its employees in India of $946 and $1,077 at December 31, 2006 and 2005, respectively, to assist them with the purchase of automobiles and houses. The loans which bear interest at below market rates are collateralized by the property and repaid through payroll deduction.

11.	Credit Agreement

On December 28, 2005, the Company entered into a new Credit Agreement which provides for borrowings or standby and commercial letters of credit up to $75,000. The Credit Agreement expires on December 28, 2010. With the prior consent of the lenders, the Company may request to increase the availability under the Credit Agreement by up to $25,000, not to exceed an aggregate availability of $100,000.

Borrowings under the Credit Agreement bear interest at LIBOR plus 0.4% to 1.0% or prime minus .50%. The interest rate matrix is based on the Company’s level of “outstanding credit exposure” as defined in the Credit Agreement. Under the Credit Agreement, the Company pays a commitment fee of .125% per annum on the unused portion of the commitment and a facility letter of credit fee of 0.125% per annum based on the level of “outstanding credit exposure” as defined in the Credit Agreement.

The Credit Agreement contains covenants, including financial covenants, that require the Company to maintain a certain leverage ratio and a minimum net worth. At December 31, 2006, the Company was in compliance with these ratios. At December 31, 2006, the Company had no borrowings and $3,806 in outstanding letters of credit under this Credit Agreement.

12.	Self-Insurance

The Company is self-insured in the U.S. for health and dental benefits up to $100 per member annually. Insurance coverage is carried for risks in excess of this amount. The Company recognized health and dental benefits expense in the U.S. of approximately $9,398, $7,775, and $8,305 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated claims incurred but not reported were $1,722 and $1,669 as of December 31, 2006 and 2005, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets.

13.	Leases

The Company’s leases for its headquarters and certain of its regional offices contain scheduled rent increases. In accordance with the guidance set forth in FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, the Company recognizes the expense for these leases on a straight-line basis over the life of the lease.

Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $8,997, $9,379, and $9,284, respectively. The future minimum lease payments required under these operating leases, net of sublease commitments of $59, for the years ending December 31, are as follows:

2007	$7,007
2008	7,373
2009	6,528
2010	6,194
2011	4,512
Thereafter	11,900

14.	Stock Options

The Company maintains a Stock Option Plan (the Plan). Under the Plan, eligible employees and directors may be granted either incentive stock options (ISOs) or non-incentive stock options (NISOs) at the discretion of the

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Compensation Committee of the Board of Directors. At December 31, 2006 there are 13,247,454 shares of Common Stock authorized for grant under the Plan. Options under the Plan are granted with exercise prices equal to the fair value of common stock on the date of grant. The options vest over periods determined by the Compensation Committee of the Board of Directors.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The Company uses historical data to estimate expected term of options and volatility factors.

	2006	2005	2004

Expected volatility	35-47%	43-44%	49-58%
Expected dividends	0%	0%	0%
Expected term (in years)	4.0	4.0	4.0
Risk-free rate	4.3-5.1%	3.7-4.3%	3.2-3.9%

A summary of option activity is as follows (number of options in thousands):

	Year Ended December 31, 2006
			Weighted Average
	Weighted Average		Remaining Contractual	Aggregate
	Price per		Life in	Intrinsic
	Option	Shares	Years	Value

Outstanding December 31, 2005	$12.09	2,652
Granted	$14.34	85
Exercised	$9.67	(563)
Expired	$18.31	(213)
Forfeited	$12.61	(274)
Outstanding December 31, 2006	$12.13	1,687	6.09	$18,469
Ending vested and expected to vest	$12.12	1,622	6.04	$17,800
Exercisable December 31, 2006	$12.12	1,076	5.04	$11,886

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $5.44, $5.61, and $5.71, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, and 2005 was $4,244 and $2,343 respectively.

During 2004, the Company made amendments to the stock option grants of two employees upon their termination. In connection with the amendments, the Company recorded a charge of $243.

During 2006, the Company made amendments to the stock option grants of 56 employees upon their termination. In connection with the amendments the Company recorded a charge of $280, which is included in the reported loss from the sale of the Company’s assets and certain liabilities of its state and local government consulting practice.

15.  Benefit Plans

Defined Contribution Plan

The Company maintains the Covansys Corporation Incentive Savings Plan and Trust (the 401(k) plan). All U.S. employees of the Company are eligible to participate in the 401(k) plan on their first day of service if they have attained age 21. The 401(k) plan is a defined contribution plan, qualified as a profit sharing plan under Section 401(k) of the Internal Revenue Code and provides for eligible employees to contribute up to 50% of

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

their compensation. For the years ended December 31, 2006, 2005 and 2004, the Company matched 40% of the employees’ contribution up to a maximum of 2.4% of the employees’ compensation.

Matching contributions made by the Company amounted to approximately $2,050, $2,165 and $2,371 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company may also make an additional contribution, at its discretion, to the 401(k) plan. No such additional contributions have been made to date.

Defined Benefit Plan

The Company has a defined benefit plan for its employees in India. The Company adopted SFAS 158 this year. The net under funded status of the plan is included in other accrued liabilities as of December 31, 2006. Under the plan, employees who have completed five years of service are entitled to a lump sum payment upon retirement equal to one-half month of salary for each year of service. As of December 31, 2006 and 2005, the projected benefit obligation and accumulated benefit obligation totaled $2,416 and $1,600 and $1,907 and $1,350, respectively. For purposes of computing its obligations, the Company assumed a weighted average discount rate, return on plan assets and increase in compensation of 7.5%, 7.6% and 10.0%, respectively in 2006 and 7.5%, 7.5% and 10.0%, respectively in 2005.

Plan assets, which are invested with the Life Insurance Corporation of India, totaled $1,760 and $1,277 at December 31, 2006 and 2005, respectively. Benefits expected to be paid by the plan in each of the next five years are $216, $248, $286, $326 and $375, respectively. The aggregate benefits expected to be paid by the plan during the five years thereafter is $1,504. The Company’s best estimate of its contribution to the plan in fiscal 2007 is approximately $850.

Net periodic benefit expense totaled $818, $526 and $427 for the years ended December 31, 2006, 2005 and 2004, respectively.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

A summary of change in plan projected benefit obligations and assets is as follows:

	Year Ended December 31,
	2006	2005

Change in projected benefit obligations
At beginning of year	$1,600	$1,350
Service cost	833	508
Interest cost	121	99
Actuarial (gain)	(30)	(101)
Sale of PeopleSoft development center	—	(79)
Benefits paid	(201)	(98)
Currency fluctuation	93	(79)

Benefit obligations at end of year	2,416	1,600

Change in plan assets
At beginning of year	1,277	1,031
Return on plan assets	107	97
Contributions	525	387
Sale of PeopleSoft development center	—	(78)
Benefits paid	(201)	(98)
Currency fluctuation	52	(62)

Plan assets at end of year	1,760	1,277

Funded status of plan at end of year	$(656)	$(323)

Other

The Company maintains various employee retention programs. The expense related to these programs is recognized as the compensation is earned.

16.  Income Taxes

Covansys operates in numerous tax jurisdictions throughout the world with primary operations in the U.S. and India. The Company also has operations in Canada and throughout Europe. Covansys India is an Indian corporation subject to income taxes and receives certain exemptions from Indian income taxes under free trade zone and software exporters provisions of Indian tax law. The Company considers all undistributed earnings of its foreign subsidiaries, which the Company estimates could be as much as $93,500, to be permanently invested. Therefore, no United States income taxes have been provided on these earnings.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The provision for income taxes consists of:

	Year Ended December 31,
	2006	2005	2004

Current —
Federal	$11,884	$5,551	$1,173
State and local	1,849	1,290	531
Foreign	2,708	3,231	2,011

Total current	16,441	10,072	3,715
Deferred —
Federal	557	990	238
State and local	545	543	414
Foreign	(195)	(217)	118

Total deferred	907	1,316	770

Total provision	$17,348	$11,388	$4,485

For 2006, 2005 and 2004, $35,358, $29,007 and $9,595, respectively, of income from operations before income taxes was from U.S. sources, and $17,910, $19,919 and $12,394, respectively, was from non-U.S. sources.

The items accounting for the difference between income taxes computed at the federal statutory rate and the consolidated effective rate are as follows:

	Year Ended December 31,
	2006	2005	2004

Federal statutory rate	35%	35%	35%
Effect of —
Tax effect on foreign earnings not subject to U.S. tax	(6)	(8)	(10)
Reversal of valuation allowance	(1)	(1)	(10)
Foreign tax credits	(1)	—	—
Nondeductible expenses	1	—	1
State taxes, net of federal tax effect	3	3	2
Taxes on distributions from foreign subsidiaries	1	1	2
Adjustment of tax contingency reserves	—	(6)	—
Other, net	1	(1)	—

	33%	23%	20%

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Year Ended December 31,
	2006	2005

Deferred tax assets —
Accrued expenses	$4,144	$4,817
Allowance for doubtful accounts	522	543
Net operating loss carryforwards	3,831	4,891
Restructuring reserves	223	331
Other	891	1,330

Total gross deferred tax assets	9,611	11,912
Deferred tax liabilities —
Property and equipment and capitalized software development costs	(308)	(1,410)

Net deferred tax assets before valuation allowance	9,303	10,502
Valuation allowance	(843)	(1,141)

Net deferred tax assets	$8,460	$9,361

Realization of deferred tax assets associated with the Company’s future deductible temporary differences and net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the net deferred tax assets will be realized through future taxable income. The Company utilized domestic net operating loss carryforwards during 2006, 2005 and 2004. The effective tax rate was 32.6% for the full year 2006. On a quarterly basis, management assesses whether it remains more likely than not that the net deferred tax assets will be realized. The valuation allowance recorded principally relates to state net operating losses that begin to expire in 2005. During 2006, the Company reversed $298 of valuation reserves related to capital and state net operating losses. During 2005, the Company reversed $539 of valuation reserves related to state net operating losses and wrote off $335 in deferred tax assets due to an enacted law change in the State of Ohio which reduced the amount of net operating losses that the Company will be able to utilize in future periods. In addition, the Company reversed previously recorded tax reserves of $3,200 due to the expiration of the statute of limitations for the tax years the recorded reserves relate to and also reduced tax reserves by $279 based on an evaluation of estimated tax exposures. During 2004, the Company reversed $2,236 of valuation reserves related to federal net operating losses that were deemed to be no longer required based on management’s estimates of future profitability of the Company.

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

The remaining business units are subject to the tax holiday for various periods ranging from March 31, 2005 through March 31, 2009 and will not be able to avail themselves of the deduction for export activities. As the tax holiday expires, the Company’s overall effective tax rate will be negatively impacted. The tax benefit for this tax holiday was approximately $3,555 or $.10 and $.09 per share on a basic and diluted basis, respectively, for the year ended December 31, 2006.

The Company had available U.S. Federal net operating loss carryforwards of approximately $4,637 as of December 31, 2006. The net operating loss carryforward was acquired in an acquisition and its utilization is limited to $688 per year. This net operating loss carryforward will expire in 2013. In addition, the Company has available

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

state and local operating loss carryforwards of approximately $29,734 that expire at various dates through 2020 at a blended effective tax rate of 6.3%.

17.  Segment Information

The Company is a provider of IT services, with locations throughout North America, India and Asia, and other international locations. The chief operating decision-maker evaluates each segment’s performance based primarily on its revenue and income (loss) from operations due to the similarity of the nature of services provided to clients. The geographic segment revenue figures disclosed below are stated at full attribution. Full attribution revenue is calculated using the end customer invoice rate on intersegment engagements, as opposed to using the transfer price rate. The chief operating decision-maker does not evaluate segment performance based on assets. It is not practical to report revenue by product line. Furthermore, this measure is not employed by the chief operating decision-maker to evaluate operations. Assets, including the related depreciation and amortization expense, are managed primarily by corporate management.

•	Commercial includes all global services provided to non-public sector customers. Commercial includes application services for maintenance and development outsourcing (AMD/O), retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services.

•	Public Sector includes all services provided to domestic state and local municipalities.

•	Other consists primarily of the labor and supporting expenses for the corporate functions, depreciation and amortization expenses, and lease expenses for corporate headquarters.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1, “Organization and Summary of Significant Accounting Policies.”

India/Asia geographic segment supplies substantial resources to North American Customers. The rate charged by India to the U.S. has been developed utilizing a cost plus transfer pricing methodology. This results in a large component of the available gross profit accruing to North America where the end customer is located.

Segment information is presented below. Revenue and income (loss) from operations by segment is as follows:

	Year Ended December 31,
	2006	2005	2004

Revenue —
Commercial	$396,158	$334,806	$287,574
Less intersegment	(1,823)	(6,949)	(5,052)

	394,335	327,857	282,522
Public Sector	61,136	106,263	91,199
Other	—	—	652

	$455,471	$434,120	$374,373

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Income (Loss) from Operations
Commercial	$81,198	$74,778	$62,736
Public Sector	5,127	8,495	(2,090)
Other	(38,028)	(37,359)	(39,729)

	48,297	45,914	20,917
Interest Expense	(41)	(495)	(245)
Other Income, net	5,012	3,507	1,317

Income Before Provision For Income Taxes	$53,268	$48,926	$21,989

The following table summarizes selected financial information of the Company’s operations by geographic location. Revenue by geographic location represents local third party business plus work performed on behalf of other segments and charged at the full attribution rate.

	Year Ended December 31,
	2006	2005	2004
Revenue —
North America (substantially United States)	$392,058	$371,200	$326,296

India/Asia	159,196	131,818	106,140
Less intersegment	(115,157)	(90,340)	(77,765)

	44,039	41,478	28,375
Europe	20,207	21,446	21,644
Less intersegment	(833)	(4)	(1,942)

	19,374	21,442	19,702

	$455,471	$434,120	$374,373

	As of December 31,
	2006	2005
Long-Lived Assets —
North America	$25,911	$31,770
India/Asia	28,700	25,211
Other international	7,265	6,557

	$61,876	$63,538

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

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

We have certain contracts with our clients that require us to provide a surety bond as a guarantee of performance. As of December 31, 2006, we had 13 performance bonds outstanding and posted with clients, with an aggregate total value of approximately $14,040 to secure performance of contractual obligations with our clients. Additionally,   letters of credit totaling $3,806 were outstanding at December 31, 2006. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations under each contract, the probability of which we believe is remote. We believe that we have sufficient capacity in the surety markets and liquidity from our cash flow and revolving credit facility to meet ongoing business needs and to respond to future requests for proposals from state and local governments.

19.  Restructuring, Merger and Other Related Charges

The Company recorded $575, $491 and $1,696 of lease termination costs during 2006, 2005 and 2004, respectively. During 2004 the Company recorded $1,252 related to severance. Amounts related to lease terminations will be paid out through 2011. Restructuring expenses related to lease terminations are included in selling, general and administrative expenses in the Consolidated Statements of Operations; those related to severance were split between cost of revenue (approximately 80%) and selling, general and administrative. Restructuring expenses are included in Other for segment reporting.

The following is a roll forward of the accrual balance for restructuring, merger and other related charges:

	Severance	Lease Terminations	Total

Balance January 1, 2004	$371	$1,668	$2,039
Expense	1,252	1,696	2,948
Payments and other	(1,556)	(1,190)	(2,746)

Balance December 31, 2004	67	2,174	2,241
Expense	—	491	491
Payments and other	(67)	(1,471)	(1,538)

Balance at December 31, 2005	—	1,194	1,194
Expense	—	575	575
Payments and other	—	(844)	(844)

Balance at December 31, 2006	$—	$925	$925

20.  Other Income, Net

In November 2005 Oracle Corporation (“Oracle”) exercised its purchase option to acquire PeopleSoft, Inc.’s development center in Bangalore, India operated by the Company. Approximately 430 employees of the center became employees of Oracle. Revenue generated from this development center for the Company was $13,405 and $8,400 for the years ended December 31, 2005 and 2004 respectively. Under terms of the agreement, Oracle is required to pay a buyout fee of $1,000 and an amount which approximates the book value of the net assets of the business. In accordance with the terms of the agreement, Oracle has paid 80% of the amount owned as of December 31, 2005. The Company received the remaining proceeds during 2006.

In November 2006, the Company received proceeds of approximately $915 from the sale of one of the Company’s investments carried at cost. In 2000 the Company had written down its investment to zero based on an evaluation of net realizable value.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

21.  Other

During the fourth quarter of 2004, the Company continued to perform services for one of its significant customers after it had reached the authorized spending limit on a time-and-material contract. While the Company believed it would be paid for these services, management concluded that it did not have a legally enforceable contractual right to the revenue as of December 31, 2004. As a result, in accordance with the Company’s revenue recognition policies, and Staff Accounting Bulletin 104, the Company recognized the costs of providing the services, but did not recognize any revenue for these services in 2004. Gross profit in the Commercial segment was negatively impacted in the fourth quarter by approximately $3,500. In 2005, the Company received a contract which covered these services and recognized the revenue in the first quarter of 2005, with a corresponding increase in gross profit.

22.  Supplemental Quarterly Information (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31

2006
Revenue	$109,776	$117,981	$110,855	$116,859
Gross Profit	24,190	33,100	31,782	34,092
Income from operations	5,516	14,157	13,939	14,685
Net income	4,957	10,339	10,337	10,287
Basic net income per share	$.13	$.28	$.28	$.28

Diluted net income per share	$.13	$.27	$.28	$.27

2005
Revenue	$104,273	$108,708	$111,178	$109,961
Gross profit	30,323	30,407	28,996	28,285
Income from operations	11,462	12,267	11,346	10,839
Net income	8,057	11,248	8,610	9,623
Basic net income per share	$.22	$.30	$.23	$.26

Diluted net income per share	$.21	$.30	$.23	$.25

(a)	Gross profit for the quarter ended December 31, 2004, includes the cost associated with services performed for one of the Company’s significant customers after it had reached the authorized spending limit on a time-and-material contract. In accordance with Staff Accounting Bulletin 104, the Company did not recognize the revenue for these services in 2004 and gross profit was negatively impacted by approximately $3,500. In 2005, the Company received a contract which covered these services and recognized the revenue in the first quarter of 2005, with a corresponding increase in gross profit.

(b)	The tax provision for the quarter ended June 30, 2005 included the reversal of previously recorded tax reserves of $3,200 due to the expiration of the statute of limitations for the tax years the recorded reserves related to and a charge of $500 from the reversal of deferred tax assets due to an enacted law change in the State of Ohio.

(c)	The tax provision for the quarter ended September 30, 2005 included the reversal of previously recorded valuation allowances of $369 that were no longer required.

(d)	Net income in the quarter ended December 31, 2005 includes $812 related to the sale of the Company’s development center in Bangalore, India.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

(e)	The tax provision for the quarter ended December 31, 2005 includes a net credit of $614 from the adjustment of recorded reserves and valuation allowances based on an evaluation of estimated tax exposures.

(f)	Gross profit for the quarter ended December 31, 2005 includes a charge of $900 due to the accrual of previously unrecognized employee benefits for certain employees of our Indian operation.

(g)	The tax provision for the quarter ended September 30, 2006 was favorably impacted by return to provision adjustments of $312.

(h)	The tax provision for the quarter ended December 31, 2006 included the reversal of previously recorded tax valuation allowances of $377 that were no longer required, partially offset by adjustments in recorded reserves of $153.

(i)	Net income in the quarter ended December 31, 2006 includes $549 from the sale of one of the Company’s investments carried at cost.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules and forms of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures on December 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed by the Internal Audit organization.

Based on this assessment, management determined that, as of December 31, 2006, the Company’s internal controls over financial reporting were effective. Management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2006. A discussion of the previously noted material weakness and respective remediation efforts is included under Changes in Internal Controls over Financial Reporting and Management’s Remediation Initiatives.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
AND MANAGEMENT’S REMEDIATION INITIATIVES

The Company’s internal control over financial reporting is the responsibility of the Chief Executive Officer and the Chief Financial Officer. To fulfill this responsibility, management has continued to enhance the Company’s internal controls and increase the oversight of other factors that could significantly affect those controls.

During the third quarter of 2006, at the request of its external auditors, management performed a process to reassess the revenue recognition treatment historically applied to certain of its current and former customer contracts. This analysis related primarily to the revenue recognition accounting policies the Company had applied to its fixed price contracts and contracts that contain multiple elements, most of which were divested as part of the sale of the Company’s state and local government consulting practice in the second quarter of 2006. Based upon this evaluation, management determined that they did not have an effective process in place to document their selection, application and evaluation of the appropriate revenue recognition treatment for complex contractual arrangements with customers involving multiple deliverables. Accordingly, they concluded that there was a material weakness in internal controls over financial reporting as of September 30, 2006.

During the fourth quarter, the Company developed and adopted a comprehensive “Project Accounting Checklist” to ensure that revenue recognition and other contract-related accounting issues are consistently evaluated and documented. All evaluations were reviewed in consultation with external revenue advisors, approved by an appropriate accounting officer and maintained in a central repository for future reference.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Covansys Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Covansys Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Covansys Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Covansys Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Covansys Corporation and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Covansys Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years ended December 31, 2006 and our report dated March 7, 2007 expressed an unqualified opinion.

BDO Seidman, LLP
Grand Rapids, Michigan
March 7, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is included in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Directors and Executive Officers and Corporate Governance” and is incorporated herein by reference.

Audit Committee

Covansys has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”). Each member of the Audit Committee is independent within the meaning of Rule 4200(a)(15) of the Nasdaq Marketplace Rules and Rule 10A-3(b)(1) of the Exchange Act. The members of the Audit Committee are William C. Brooks (Chairman), David H. Wasserman and James E. Barlett.

Audit Committee Financial Expert

The Board of Directors has determined that William C. Brooks of the Audit Committee is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is included in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethical Conduct

Covansys has adopted a Code of Business Conduct (“Code”) which complies with applicable listing and SEC standards. The code is applicable to all directors and employees. The Code is available on our website at www.covansys.com. Stockholders may request a free copy of the Code. Any such request should be mailed to the Company’s principal executive office, Covansys, 32605 West 12 Mile, Farmington Hills, MI 48334, Attention Chief Financial Officer.

Covansys has not waived compliance with any aspect of the Code.

Item 11.	Executive Compensation

The information required by this Item is included in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Director and Executive Officer Ownership of Covansys Corporation Common Stock” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Directors’ Independence

The information required by this Item is included in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions and Directors’ Independence” and is incorporated herein by reference.

Item 14.	Principal Accountants Fees and Services

The information required by this Item is included in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Principal Accountants Fees and Services” and is incorporated herein by reference.

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
Rajendra B. Vattikuti
Chairman, Chief Executive Officer,
President and Director

March 7, 2007

Each person whose signature appears below hereby constitutes and appoints James S. Trouba, his true and lawful attorney-in-fact and agent, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report of Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorney-in-fact full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Rajendra B. Vattikuti Rajendra B. Vattikuti	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2007

/s/ James S. Trouba James S. Trouba	Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2007

/s/ Thomas E. Lindsey Thomas E. Lindsey	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2007

* James E. Barlett	Director	March 7, 2007

* William C. Brooks	Director	March 7, 2007

* Brian Hershkowitz	Director	March 7, 2007

* Douglas S. Land	Director	March 7, 2007

* Ronald K. Machtley	Director	March 7, 2007

* John A. Stanley	Director	March 7, 2007

* David H. Wasserman	Director	March 7, 2007

* Gary C. Wendt	Director	March 7, 2007

* /s/ James S. Trouba James S. Trouba Attorney-in-fact

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(a)	Restated Articles of Incorporation of the Company, as amended.
3	.2(b)	Restated Bylaws.
4.1		See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining the rights of the holders of Common Stock of the Company.
4	.2(c)	Specimen Stock Certificate.
10	.1(d)	Credit Agreement with JPMorgan Chase Bank, N.A.
10	.2(b)	Shareholder Rights Plan.
10	.3(b)	Master Service Provider Agreement with Fidelity Information Services.
10	.4(b)	Exhibits to Master Service Provider Agreement with Fidelity Information Services.
21.1		Subsidiaries of Registrant.
23.1		Consent of BDO Seidman, LLP.
23.2		Consent of PricewaterhouseCoopers LLP.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended March 31, 2004.

(b)	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended September 30, 2004.

(c)	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

(d)	Incorporated herein by reference to exhibit of the same number in the Form 8-K Current Report dated December 28, 2005.