Form 10-K/A
period 2006-12-31
COVANSYS CORP
filed 2007-04-30
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     The number of shares outstanding of the registrant’s common stock as of April 24, 2007 was 36,494,351.

EXPLANATORY NOTE
          Covansys Corporation, a Michigan Corporation (“Covansys,” the “Company,” “we,” “us,” and “our”), is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2006 (the “Form 10-K/A Report”) to amend our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Filing”) that was filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2007. This Form 10-K/A is being filed to include responses to certain items required by Part III, which were originally expected to be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with the 2007 annual meeting of stockholders. Except as set forth in this Form 10-K/A Report, no changes have been made to the Original Filing, and this Form 10-K/A Report does not amend, update or change any other items or disclosures in the Original Filing. This Form 10-K/A Report does not reflect events that occurred after the Original Filing. As a result of this amendment, we are also filing the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A Report.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board of Directors is divided into three classes and, the terms of our director classes are staggered. Each director class serves a three-year term. The terms of our Class I directors end this year. Currently, Douglas S. Land, Ronald K. Machtley, Brian Hershkowitz and David H. Wasserman are Class I directors. The Company has determined that Messrs. Barlett, Brooks, Hershkowitz, Machtley, Stanley, Wasserman and Wendt meet the definition of independent directors as defined by NASDAQ.

The following information is furnished with respect to all of our directors. The ages of the directors are as of December 31, 2006.

James E. Barlett, has served as a director since June 20, 2006. He has served as Vice Chairman of TeleTech Holdings, Inc. from 2001 to the present and was previously the Chairman, President and Chief Executive Officer of Galileo International from 1994 to 2001. Mr. Barlett is a director and member of the audit committee and the nominating and governance committee of Korn/Ferry International. He is also director and member of the audit committee of Celanese Corporation. Age 63. Term expires 2009.

William C. Brooks, has served as a director since August 1998. Since 2002, Mr. Brooks has been the President and CEO of United American Healthcare Corporation where he has served as a director and Chairman of the Board since 1998. He retired as Vice President of Corporate Affairs of General Motors in 1997 where he had served for 25 years in various positions. Mr. Brooks was nominated by President Clinton and served from February 1996 to January 1998 on the Social Security Advisory Board. Mr. Brooks was also nominated by President Bush and served from July 1989 to November 1990 as the Assistant Secretary of Labor for the Employment Standards Administration. Mr. Brooks holds a Bachelor of Arts degree from Long Island University and a Master’s Degree in Business Administration from the University of Oklahoma. Age 73. Term expires 2008.

Mr. Hershkowitz, has served as a director since 2006. He has been the Chief Executive Officer of Maximum Value Group since 2006 and prior that served as President of Fidelity Information Services, Inc. He has previously served as President and Chief Operating Officer at Countrywide Financial Corporation. Mr. Hershkowitz is a graduate of St. John’s College, in Annapolis, Maryland; and has done additional post- graduate work at the University of Maryland. Age 45. Term expires 2007.

Douglas S. Land, has served as a director since November 1993 and as an advisor to the Company since 1988. Mr. Land is the President and founder of The Chesapeake Group, a financial advisory firm that has been providing consulting and investment banking services to start-up and middle-market firms since 1985. Mr. Land is the founder of Economic Analysis Group, Ltd., a Washington D.C. based consulting firm that has been providing financial and economic consulting services since 1983. Mr. Land also serves as a director for Valtech SA. Mr. Land holds a Bachelor of Science degree in Economics and a Master of Business Administration degree in Finance from the Wharton School and a Master of Arts degree in International Relations from the University of Pennsylvania. Age 49. Term expires in 2007.

Ronald K. Machtley, has served as a director since May 1998. Mr. Machtley has been the President of Bryant College since 1996. From 1994 to 1995, Mr. Machtley was a partner in the Washington D.C. law firm of Wilkinson, Barker, Knauer & Quinn. From 1988 to 1995, Mr. Machtley was a United States Congressmen from the State of Rhode Island. He is a director of Amica Insurance Company, Inc. and Cranston Print Works, Inc. Mr. Machtley holds a J.D. from Suffolk University and is a graduate of the U.S. Naval Academy. Age 59. Term expires 2007.

John A. Stanley, has served as a director since June 1997. Mr. Stanley is currently a self-employed business consultant. Previously he served as President of European Operations of Lexmark International from March 1991 until May 1998 and was previously employed by IBM for 22 years. Mr. Stanley is a graduate of FitzWilliam College, University of Cambridge, England with a Master of Arts degree, and holds a diploma in Personnel Management from the London School of Economics. Age 69. Term expires 2008.

Rajendra B. Vattikuti, founder of Covansys, served as President and Chief Executive Officer from its formation in February 1985 until June 2000. He is currently Chairman, Chief Executive Officer and President and has been a director of the Company since its formation. From 1983 to 1985, Mr. Vattikuti was Director of Management Information Systems for Yurika Foods Corporation. From 1977 to 1983, he was an M.I.S. Project Leader for Chrysler Corporation. Mr. Vattikuti holds a Bachelor of Science degree in Electrical Engineering from the College of Engineering, Guindy (India) and a Master of Science degree in Electrical and Computer Engineering from Wayne State University. Age 56. Term expires 2009.

David H. Wasserman, has served as a director since April 2000. Mr. Wasserman has been a principal of Clayton, Dubilier & Rice (CDR) since 1998. Prior to joining CDR, he was employed by Goldman, Sachs & Co. in the Principal Investment Area. He has also been employed by Fidelity Capital and as a management consultant for Monitor Company. Mr. Wasserman also serves as a director for Culligan Ltd., Hertz Corporation, and ICO Global (Holdings) Limited. Mr. Wasserman is a graduate of Amherst College and received his Masters of Business Administration from Harvard Business School. Age 40. Term expires 2007.

Gary C. Wendt, has served as a director since September 2004. Mr. Wendt is the former President, Chairman and Chief Executive Officer of GE Capital Services and served as GE Capital’s leader for 15 years. In 1999, Mr. Wendt founded two businesses in India including EXL, a back-office service company that was subsequently sold to GW Capital, a private equity advisor. From June 2000 to September 2002 Mr. Wendt served as President and Chief Executive Officer of Conseco, Inc. (“Conseco”). During his term as an officer of Conseco, Conseco filed for Chapter 11 bankruptcy protection. Mr. Wendt earned a bachelor of science degree from the University of Wisconsin and a Masters degree in Business Administration from Harvard Business School. He is a member of the National Board of Governors of the Boys & Girls Clubs of America; Trustee of the Boys and Girls Club of Stamford (Connecticut); member of the Board of Directors and past Chairman of the United Way of Tri-State and the Stamford United Way campaigns; past Director and Chairman of the Regional Plan Association; past Director and Chairman of the Southwestern Area Commerce & Industry Association of Connecticut (SACIA), and past Trustee of Outward Bound USA. Mr. Wendt also serves as director of Brunswick Capital (Russia) and FTI Consulting, Inc. Age 65. Term expires 2008.

Executive Officers

In addition to Mr. Vattikuti, the following are our executive officers;

James S. Trouba, Executive Vice President and Chief Financial Officer, age 44. Mr. Trouba has served as Chief Financial Officer since 2004. He joined the Company in June 2004. Prior to joining Covansys, Mr. Trouba was a principal with Ernst & Young LLP from May 2002 through June 2004 and prior to that was a principal with Arthur Andersen LLP.

Muralee Bhaskaran, Senior Vice President, age 48. Mr. Bhaskaran has served as Senior Vice President since 2005. He joined the Company in 1989.

Siva Velu, Executive Vice President, age 56. Mr. Velu has served as Executive Vice President since 2000. He joined the Company in 1992.

Stephen P. Nicholas, Senior Vice President, age 46. Mr. Nicholas has served as Senior Vice President since 2004. He joined the Company in 1985.

Jon Umstead, Senior Vice President, age 44. Mr. Umstead has served as Senior Vice President since 2001. He joined the Company in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers (“Reporting Persons”) to file with the Securities and Exchange Commission and the NASDAQ within specified due dates, reports relating to their ownership of and transactions in the Company’s securities.

Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during 2006 the Reporting Persons have complied with all applicable Section 16(a) filing requirements, except that Jon Umstead inadvertently failed to timely file his Form 3 to report his initial holdings and Muralee Bhaskar inadvertently failed to timely file two Form 4s to report two transactions.
Corporate Governance

The Board of Directors met fifteen times during the fiscal year. The Board of Directors is comprised of 9 directors. Mr. Gary C. Wendt is the Board of Directors’ lead Director. In addition to meetings of the full Board, directors also attended meetings of Board Committees. Attendance by each director at meetings of the Board and Board Committees during the year and during the relevant period in which each director was a member of the Board was in excess of 75%. The Board of Directors has standing audit, compensation, and nominating/governance committees. The Board of Directors has adopted written charters for each of its three standing committees.

Independence of Directors

All directors, with the exception of Messrs. Vattikuti and Land meet the independence requirements prescribed by the NASDAQ Global Select Market. Mr. Vattikuti is not considered independent because of his employment relationship with the Company and Mr. Land because of his status as president of the Chesapeake Group, a financial advisory firm that provides services to the Company.

Code of Business Conduct

Covansys has a Code of Business Conduct that applies to all employees, officers (including the chief executive officer, chief financial officer and chief accounting officer) and directors. The Code of Business Conduct is posted on the Company’s Internet web site at www.covansys.com in the investors section. This document is also available in print to any shareholder upon request.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available at the Company’s website located at www.covansys.com. This document is also available in print to any shareholder upon request.

Committee Charters

Charters for all Board Committees are posted on the Company’s internet web site at www.covansys.com in the investors section.

Communications with Directors

Shareholders may send communications to the Board of Directors or to the independent directors as a group by writing to them c/o Corporate Secretary, Covansys Corporation, 32605 West Twelve Mile Road, Farmington Hills, Michigan 48334. All communications directed to Board members will be delivered to them.

Nominating and Governance Committee

The Nominating and Governance Committee is comprised of three independent directors and is responsible for identifying and selecting qualified individuals as candidates for election to the Board of Directors, developing and recommending to the Board of Directors corporate governance standards, and assisting the Board of Directors in addressing corporate governance issues related to the roles of the directors, management and shareholders. Shareholders who wish to submit names of prospective nominees for consideration by the Committee as directors should do so in writing addressed to our Corporate Secretary accompanied by sufficient biographical and other information to enable the Committee to make an informed decision. The Nominating and Governance Committee was formed in October 2004 and met four times in 2006. The members of the Nominating and Governance Committee are Messrs. Stanley (Chair), Barlett and Wendt.

The Committee considers a variety of qualifications in recommending a candidate to the Board including but not limited to the candidate’s business or professional experience and his or her talents and perspectives. The Committee identifies candidates through a variety of means including recommendations from members of the Committee and the Board and suggestions from Company management.

Audit Committee

The Audit Committee, which operates under a written charter adopted by the Board of Directors, is responsible for reviewing and discussing with management our financial controls and accounting, audit and reporting activities. The Audit Committee reviews the qualifications of the Company’s independent registered public accounting firm, selects the independent registered public accounting firm and recommends the ratification of the independent registered public accounting firm to the Board, reviews the scope, fees, and results of any audit and reviews non-audit services provided by the independent registered public accounting firm. The Audit Committee is also responsible for approving any transactions between Covansys and its directors, officers, or significant shareholders. In addition, the Audit Committee approves any non-audit services to be performed by the independent registered public accounting firm. The Audit Committee met nineteen times during 2006. The members of the Audit Committee are Messrs. Brooks (Chair), Barlett, and Wasserman. The Board has determined that Mr. Brooks is the “Audit Committee Financial Expert” as defined under SEC rules.

Compensation Committee

The Compensation Committee is responsible for the administration of all salary and incentive compensation plans for the officers and key employees of the Company, including bonuses. The Compensation Committee also administers the Company’s 1996 Stock Option Plan, which expired on December 31, 2006, and currently administers the Company’s 2007 Stock Option Plan. The Compensation Committee met seven times during 2006. The members of the Compensation Committee are Messrs. Wendt (Chair), Stanley and Machtley. The Committee’s report is included in Item 11. Information on the Committee’s processes and procedures for consideration of executive compensation are addressed in Compensation Discussion and Analysis included in Item 11.

Item 11.	Executive Compensation.

Compensation Committee Report

The Compensation Committee is comprised of three “independent” directors, as the term is defined in the NASDAQ Global Select Market, as well as under Rule 16b-3 of the Exchange Act and Section 162(m) of the Internal Revenue Code. The Compensation Committee is responsible for the approval and administration of compensation programs for the executive officers of Covansys. In conducting its review of executive compensation matters, the committee utilizes compensation data and advisory services of an independent compensation consultant.

We have reviewed and discussed with management the Compensation Discussion and Analysis set forth below. Based on our review and discussions we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A.

Compensation Committee

Gary C. Wendt, Chairman
Ronald K. Machtley
John A. Stanley

Covansys Corporation Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Working closely with the Compensation Committee of our Board of Directors, Covansys has created a global compensation philosophy, designed to attract, motivate and retain some of the best talent in our industry. This philosophy is meant to be broad-based and consistently applied across our entire organization, from the named executive officers to our consultants and other employees.

Our compensation program consists of a mix of base salary, variable compensation programs and stock options. The proper mix of these compensation elements is determined by the employee’s role in the organization, and the external market in which he or she works. Although not every position is eligible for every form of compensation available under our program, there are no elements of that are exclusive to our named executives.

With each element of our compensation program, we aim to provide employees with a highly competitive total compensation package through the attainment of individual, team, and corporate objectives. This “pay for performance” philosophy is designed to balance the funding of these programs with the overall performance of our company, and our ability to pay. For many of these compensation vehicles, specific performance metrics are identified based on their correlation to the overall success of our company, and the value generated for our shareholders. Those metrics are then measured against pre-determined targets, and performance against these targets determines the overall funding of some elements of our program.

Elements of Compensation

Compensation for our executive officers is broken out into the following components:

Base Salary — Base salaries for our executives are established based on their responsibilities and contributions to our company. As a guideline, we desire to pay base salaries at the 50th percentile (median) of the market, but will provide higher base salary compensation for our higher performers or those employees who possess critical skills and unique talents.

Salary structures are established for all positions within our company, based on the scope of each position, responsibilities, and external market data (using nationally recognized salary surveys) for similar positions at similarly-sized companies in our industry. We believe that these structures provide a framework for internal equity and external competitiveness. We undertake to review our salary structures on an annual basis. The aggregate increase for all executives is reviewed in advanced by the Committee and increases for executive officers are approved in advance by the Committee on a line item basis.

Variable Compensation — We endeavor to reward exceptional performance at the corporate, team and individual level, and our variable compensation strategy is designed to help us motivate our executives to achieve our goals of increased profitability, revenue growth, and customer satisfaction. Our plan rewards participants for the results achieved in the completion of projects, the preservation and growth of our existing base business, the execution of new contracts and the effective management of expenses to maximize profitability. All variable compensation awards are currently paid in cash.

Each of our variable pay programs is based on specific, quantifiable metrics, and the funding of these programs is directly correlated to the achievement of these goals. Our objective is to meet our corporate goals before any variable compensation is rewarded to employees, however, corporate performance above a minimal threshold of performance results in a determination of the total size of our yearly incentive pool. These incentive dollars are then distributed to plan participants (employees) based on the achievement of their individual and team goals, and other discretionary factors.

Early in each fiscal year, the Compensation Committee approves the overall design, financial targets, thresholds, and payout schedule of our variable compensation program. The Committee also reviews and approves the total compensation mix and opportunity for our Chairman and Chief Executive Officer, each of our named executive officers, and every other direct report of our Chief Executive Officer. No variable compensation program is paid, and no adjustments are made to the variable compensation offering for any of these employees without the approval of our Compensation Committee.

By paying variable compensation based on metrics that support the overall strategy and objectives of our company, we motivate our employees to help increase the success of the organization.

Stock Options — In an effort to attract and retain talent, we offer incentive stock options to certain key employees. Options awarded to employees have historically been granted with multi-year vesting schedules, and are designed to motivate employees to increase the value of our common stock. In that way, we believe our option grant program serves to more closely align the interests of our employees with our shareholders.

Our Compensation Committee reviews the performance of our Company and periodically evaluates the possibility of offering stock options to high performing employees throughout our organization, including our subsidiaries. The overall cost of a potential offering is carefully considered by the Committee and its advisors, including an assessment of the effect of any potential grants on earnings per share and our overall profitability. Those potential costs are weighed in relation to the desired results before any options are granted.

Our current stock option program expires on December 31, 2007.

Compensation for the Named Executives Officers in 2006

The specific compensation decisions made for each of our named executive officers for 2006 reflect the strong performance of our Company against key financial and operational measurements. A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis section of our 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007.

In determining the compensation of our named executive officers, Messrs. Vattikuti, Trouba, Velu, Bhaskaran and Nicholas, for 2006, we compared their achievements against the performance objectives established for each of them at the beginning of the year. For each of these executives, we considered a variety of factors, including the overall performance of our Company, each executive’s contributions to that performance, as well as the performance of the business that each leads, as applicable. We also considered the recommendations submitted by Mr. Vattikuti with respect to the other named executives, changes in the executives’ responsibilities, as applicable, and comparative market information.

On October 1, 2006, after reviewing comparable market data for similar positions, the base salaries for Messrs. Vattikuti, Trouba, Nicholas and Bhaskaran increased from $500,000 to $600,000, $250,000 to $265,000, $250,000 to $275,000, and $255,000 to $275,000, respectively. The salary increases for Messrs. Vattikuti, Trouba, Nicholas and Bhaskaran were implemented 93 months, 21 months, 40 months, and 14 months, respectively, from the last increase they received.

The annual bonuses in 2006 for Messrs. Vattikuti and Nicholas increased 164% and 17%, respectively, over 2005. The annual bonuses in 2006 for Messrs. Trouba, Velu and Bhaskaran decreased by 21%, 3% and 24%, respectively, over 2005. Mr. Trouba’s bonus in 2005 included $45,000 for significant contributions in the first quarter of 2005 related to restatement of our historical financial statements for years prior to his employment, and in 2006 included $30,000 related to extraordinary efforts involved with the third quarter, 2006 accounting policy reassessment. For Messrs. Vattikuti and Trouba, the bonus amounts were determined based on an evaluation of company performance against gross profit and earnings per share goals and objectives established at the beginning of the year. For Messrs. Velu, Nicholas and Bhaskaran, the bonus amounts were determined based on an evaluation of company, business unit and individual performance, as relevant, against the revenue and gross margin goals and objectives established at the beginning of the year for each named executive.

Mr. Malhotra’s employment with the Company ended on May 31, 2006 and he received a bonus of $300,000 for significant efforts related to the sale of our state and local government consulting practice as more fully described in the Management’s Discussion & Analysis section of our 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007

We believe that the compensation for these individuals is consistent with our compensation objectives.

Employment Agreements and Arrangements

On May 26, 2004, the Company entered into an employment agreement with Mr. Trouba. The employment agreement provides for an annual salary of $225,000 and an annual performance-based incentive bonus of up to 50% of his base salary. Mr. Trouba is eligible to participate in other benefit plans and programs maintained by the Company for its senior executives, including health, disability and retirement plans. In the event Mr. Trouba’s employment with the Company is terminated by the Company with or without cause within 12 months of the commencement of his employment or after 12 months, for any reasons except for cause or if there is a change in control of the Company, he will receive a severance package equal to 12 months of his base salary.

On March 17, 2000, the Company and Mr. Vattikuti entered into a five-year employment agreement which provides for an initial term and automatic renewals, such that the term of the agreement is always five years unless either party elects not to extend the term. The agreement provides for Mr. Vattikuti to receive a base salary in 2000 and for succeeding years of $500,000 and a bonus of up to 100% of his base salary. The base salary and bonus may be adjusted by the Compensation Committee and, as discussed above, the Compensation Committee increased Mr. Vattikuti’s base salary from $500,000 to $600,000 in 2006. The agreement also provides, among other things, that if Mr. Vattikuti’s employment is terminated by the Company without cause, or by Mr. Vattikuti under certain conditions (including a change in control as defined in the agreement), the Company is obligated to pay him an amount equal to 2.99 times his base salary in effect immediately prior to such termination and the greater of his most recent bonus or the bonus received immediately prior to such bonus. The agreement contains a restrictive covenant that prohibits Mr. Vattikuti from competing anywhere in the world with the Company’s business during any period in which he receives compensation and for one year after the cessation of such compensation. The Agreement also provides that the Company will reimburse Mr. Vattikuti for the cost of a car.

Executive Severance Plan

The Company adopted an Executive Severance Plan in 2001 applicable to senior executives employed at that time. The plan provides certain severance benefits in the event of 1) termination despite acceptable job performance, attendance and conduct; 2) a substantial and material change in job duties that diminishes job duties, the authority of the executive’s position or both; or 3) a change in control. A change in control is defined to occur when, following a merger, sale, consolidation or transfer, the Company or the shareholders of the Company either (a) will not own more than 50% of the voting power of the corporation surviving the transaction, or (b) if the Company and the other corporation both survive, will not own more than 50% of the voting power of the Company and more than 50% of the corporation or business acquired. Upon occurrence of one of the listed triggering events, the executive will be entitled to receive termination pay equal to one year of salary and reimbursement for up to twelve months of COBRA continuation health care coverage. Of the Company’s current executive officers, only Mr. Velu is covered by the Executive Severance Plan.

Conclusion

Each element of our overall compensation program may have a different objective or a different targeted audience. We intend to compensate all of our employees on a fair and equitable basis. Incentives may be targeted at employees in leadership positions who can more directly impact our financial results, and are designed to drive improved corporate performance. Incentive stock options may be aimed at high potential employees, and used as a retention vehicle.

Although the compensation mix for employees may vary, all elements of our compensation program are inter-related. As discussed above, the proper compensation mix of salary, variable compensation, and stock options is determined by market data, and most importantly, what is fair to our shareholders based on the overall performance of our Company. Our overall program is designed to improve productivity and motivate our employees, and thereby generate improved corporate performance and shareholder value.

We are committed to continuously monitoring the competitive landscape, ensuring that our compensation programs provide us with the ability to successfully compete in the global markets and the industries in which we operate.

The compensation of each named executive consists of annual base salary, annual variable cash compensation awards and long-term equity incentive awards as specifically addressed in the Compensation Discussion and Analysis section of this proxy statement. The objective is to balance the funding of the various compensation programs with Company performance.

The following table set forth the compensation awarded, earned by or paid to each of the named executive officers during the fiscal year ended December 31, 2006.

Summary Compensation Table for 2006

							Change in Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)(a)	($)	($)	($)	($)

Rajendra B. Vattikuti	2006	$520,833	$390,000	$—	$—	$—	$—	$—	$910,833
Chairman, Chief Executive Officer and President
(Principal Executive Officer)
James Trouba	2006	$253,125	$114,875	$—	$58,215	$—	$—	$—	$426,215
Chief Financial Officer
(Principal Financial Officer)
Sivaprakasam Velu	2006	$300,000	$111,464	$—	$48,082	$—	$—	$—	$459,546
Senior Vice President

Arvind N. Malhotra(b)	2006	$133,892	$300,000	$—	$769	$—	$—	$—	$434,661
Senior Vice President

Muralee Bhaskaran	2006	$249,508	$125,000	$—	$31,175	$—	$—	$—	$405,683
Senior Vice President

Stephen B. Nicholas	2006	$255,208	$70,000	$—	$38,968	$—	$—	$—	$364,176
Senior Vice President

(a)	Values were determined as required by Statement of Financial Accounting Standards No. 123(R). See Covansys Corporation Annual Report on Form 10-K for the year ended December 31, 2006, Note 14, for details on assumptions used in valuation.

(b)	Mr. Malhotra resigned from the Company effective June 1, 2006 in connection with the sale of the Company’s state and local government consulting practice.

Grants of Plan-Based Awards in 2006

								All Other Stock	All Other Option
		Estimated Future Payouts Under Non-Equity			Estimated Future Payouts Under			Awards: Number of	Awards: Number of	Exercise or Base
		Incentive Plan Awards			Equity Incentive Plan Awards			Securities	Securities	Price of Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Underlying Options	Underlying Options	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)

		$—	$—	$—	—	—	—	—	—	$—

There were no grants of plan-based awards during 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the value of stock options and stock awards received by the named executive officers as of December 31, 2006. This table includes unexercised and unvested option awards.

							Stock Awards
										Equity Incentive
										Plan Awards:
		Option Awards							Equity Incentive	Market
				Equity Incentive					Plan Awards:	or Payout
				Plan Awards:					Number of	Value of
		Number of	Number of	Number of			Number of	Market Value of	Unearned	Unearned Shares,
		Securities	Securities	Securities			Shares or	Shares or	Shares,	Units, or
		Underlying	Underlying	Underlying			Units of	Units of	Units or Other	Other
		Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Grant	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Date	(Exercisable)(a)	(Unexercisable)(a)	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

Rajendra B. Vattikuti	7/1/2003	11,187	—	—	$3.12	7/1/2013	—		—
	7/2/2003	1,748	—	—	$3.12	7/2/2013
	7/3/2003	1,950	—	—	$3.12	7/3/2013
James Trouba	6/21/2004	19,342	19,342	—	$10.34	6/21/2014	—		—
	6/21/2004	5,658	5,658	—	$10.34	6/21/2014
	12/20/2004	5,000	5,000	—	$13.08	12/20/2014
Sivaprakasam Velu	4/1/1999	4,966	—	—	$17.75	4/1/2009	—		—
	4/1/1999	2,534	—	—	$17.75	4/1/2009
	10/4/1999	3,638	—	—	$13.75	10/4/2009
	10/4/1999	4,587	—	—	$13.75	10/4/2009
	7/2/2001	16,672	—	—	$10.94	7/2/2011
	7/2/2001	7,528	—	—	$10.94	7/2/2011
	12/20/2004	6,021	12,500	—	$13.08	12/20/2014
	12/20/2004	6,479	—	—	$13.08	12/20/2014
Muralee Bhaskaran	10/4/1999	13,000	—	—	$13.75	10/4/2009	—		—
	7/2/2001	10,000	—	—	$10.94	7/2/2011
	7/1/2003	3,357	—	—	$3.12	7/1/2013
	7/1/2003	650	—	—	$3.12	7/1/2013
	12/20/2004	10,000	10,000	—	$13.08	12/20/2014
Stephen B. Nicholas	10/4/1999	3,775	—	—	$13.75	10/4/2009	—		—
	12/20/2004	12,500	12,500	—	$13.08	12/20/2014
Jon Umstead	12/20/2004	1,875	3,750	—	$13.08	12/20/2014	—		—

(a)	Options vest and become exercisable in four equal installments beginning on the first anniversary of the grant date, subject to the holder’s continued employment. Options expire 10 years from the grant date.

The following table includes certain information with regard to options exercised by our named executive officers, and stock awards held by our named executive officers, during the year ended December 31, 2006:

Option Exercises and Stock Vested for 2006

	Option Awards			Stock Awards
	Number of Shares	Value		Number of Shares	Value
	Acquired on Exercise	Realized on Exercise		Acquired on Vesting	Realized on Vesting
Name	(#)	($)		(#)	($)

Arvind N. Malhotra(a)	13,371	$52,311(b	)	—	—
Sivaprakasam Velu	6,809	$86,134(c	)	—	—
Stephen B. Nicholas	8,029	$84,099(d	)	—	—

(a)	Mr. Malhotra resigned from the Company effective June 1, 2006 in connection with the sale of the Company’s state and local government consulting practice.

(b)	Mr. Malhotra exercised options for 13,371 shares of common stock at various times during 2006 at exercise prices per share ranging from $12.79 to $13.15.

(c)	Mr. Velu exercised options for 6,809 shares of common stock at an exercise price of $15.77 per share.

(d)	Mr. Nicholas exercised options for 8,029 shares of common stock at various times during 2006 at an exercise price of $17.38 per share.

Pension Benefits

The Company does not have a pension plan.

Nonqualified Deferred Compensation

The Company does not have an active deferred compensation plan.

Potential Payments Upon Termination or Change in Control

The following table shows potential payments to named executive officers if they are terminated for other than good cause or if there is a change in control of the Company. In addition to payments specified in “Employment Agreements and Arrangements”, discussed herein, a change in control of the Company accelerates vesting of all unvested options, however, no option may become exercisable prior to the six month anniversary of the date of grant.

						Change in Pension
					Non-Equity	Value and
					Incentive	Non-Qualified
	Cash	Pro Rata	Stock	Option	Plan	Deferred
	Severance(a)	Bonus(b)	Awards	Awards(c)	Compensation	Compensation	Other(d)	Total

Rajendra B. Vattikuti	$1,794,000	$390,000	$—	$—	$—	$—	$3,016	$2,187,016
James Trouba	$265,000	$—	$—	$93,580	$—	$—	$5,400	$363,980
Sivaprakasam Velu	$300,000	$—	$—	$56,948	$—	$—	$12,411	$369,359
Muralee Bhaskaran	$—	$—	$—	$61,495	$—	$—	$—	$61,495
Stephen B. Nicholas	$—	$—	$—	$76,869	$—	$—	$—	$76,869

(a)	Cash severance represents a cash payment based on a multiple (2.99 times in the case of Mr Vattikuti and 1.0 times in the case of each of Messrs. Trouba and Velu) of the named executive officer’s current salary.

(b)	Mr Vattikuti is to receive the greater of his most recent bonus or the bonus received immediately prior to such bonus as a cash payment.

(c)	Amounts shown for option awards represent the value of December 31, 2006 unrecognized SFAS 123(R) expense for unvested options that would accelerate upon a change in control.

(d)	Other represents additional 401(k) Company match amounts equal to the amount matched by the Company in 2006 and, for Mr. Velu, Company reimbursement for twelve months of COBRA continuation health care coverage of $7,200.

DIRECTOR COMPENSATION

Directors who are not employees or executives of the Company are paid $3,000 per month for serving on the Board of Directors. Committee Chairmen receive an additional annual payment as follows: Audit — $15,000 per year; Compensation and Nominating & Governance — $5,000 per year. The lead director is also paid an additional $15,000 per year. Each member also receives $1,500 per each Board or Committee meeting attended. The Company pays all expenses related to attendance at regular or special meetings.

Directors were also eligible to participate in the 1996 Stock Option Plan and currently participate in the 2007 Stock Option Plan. New non-employee directors receive an initial grant of non-qualified stock options to purchase 10,000 shares of common stock with an exercise price equal to the fair market value of the common stock on the date of grant as quoted by the NASDAQ Global Select Market. Thereafter, each director receives an annual award of non-qualified stock options to purchase 5,000 shares of common stock with an exercise price equal to the fair market value of the common stock on the date of grant as quoted on the NASDAQ Global Select Market.

During 2006, grants of non-qualified stock options were made to members of the Board of Directors at an exercise price of $14.13 per share. The options vest in four equal annual installments commencing one year from the date of grant. The following are the number of options granted to each director during the year:

Number of
Non-Employee Director	Options Granted

James Barlett	10,000
William C. Brooks	5,000
Hugh R. Harris(a)	5,000
Brian Hershkowitz	—
Douglas S. Land	5,000
Ronald K. Machtley	5,000
Frank Sanchez(b)	5,000
John A. Stanley	5,000
Frank D. Stella(c)	5,000
David H. Wasserman	5,000
Gary C. Wendt	5,000

(a)	Mr. Harris resigned from the Board of Directors effective May 24, 2006 and his options expired as they were unvested.

(b)	Mr. Sanchez resigned from the Board of Directors effective December 8, 2006 and his options expired as they were unvested.

(c)	Mr. Stella resigned July 1, 2006 and now serves as Director Emeritus.

Non-Employee Director Compensation For 2006

					Change in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned	Stock	Option	Incentive Plan	Compensation	All Other
	or Paid	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	in Cash	($)	($)(a)	($)	($)	($)	($)
James Barlett(b)	$52,000	$—	$6,715	$—	$—	$—	$58,715
William C. Brooks	$88,000	$—	$19,138	$—	$—	$	$107,138
Hugh R. Harris(c)	$12,000	$—	$17,170	$—	$—	$—	$29,170
Brian Hershkowitz	$9,000	$—	$—	$—	$—	$—	$9,000
Douglas S. Land	$69,000	$—	$19,138	$—	$—	$—	$88,138
Ronald K. Machtley	$60,000	$—	$19,138	$—	$—	$—	$79,138
Frank R. Sanchez(d)	$13,500	$—	$19,678	$—	$—	$—	$33,178
John A. Stanley	$66,500	$—	$19,138	$—	$—	$—	$85,638
Frank D. Stella	$33,000	$—	$19,138	$—	$—	$—	$52,138
David H. Wasserman	$66,000	$—	$30,441	$—	$—	$—	$96,441
Gary C. Wendt	$83,000	$—	$19,678	$—	$—	$—	$102,678

(a)	Values were determined as required by Statement of Financial Accounting Standards No. 123(R). See Covansys Corporation Annual Report on Form 10-K for the year ended December 31, 2006, Note 14 for details on assumptions used in valuation. Options vest and become exercisable in four equal installments beginning on the first anniversary of the grant, subject to the holder’s continued service as a director. Options expire 10 years form the grant date.

The grant date information for options received by directors in 2006 is:

		Number of
	Fair Value	Options	Grant Date

William C. Brooks	$26,337	5,000	1/9/2006
Hugh R. Harris	$26,337	5,000	1/9/2006
Douglas S. Land	$26,337	5,000	1/9/2006
Ronald K. Machtley	$26,337	5,000	1/9/2006
Frank R. Sanchez	$26,337	5,000	1/9/2006
John A. Stanley	$26,337	5,000	1/9/2006
Frank D. Stella	$26,337	5,000	1/9/2006
David H. Wasserman	$26,337	5,000	1/9/2006
Gray C. Wendt	$26,337	5,000	1/9/2006
James Barlett	$54,206	10,000	7/3/2006

(b)	Mr. Barlett became a member of the Board of Directors effective June 20, 2006.

(c)	Mr. Harris resigned from the Board of Directors effective May 24, 2006 and his options expired as they were unvested.

(d)	Mr. Sanchez resigned from the Board of Directors effective December 8, 2006 and his options expired as they were unvested.

Outstanding Equity Awards at Fiscal Year-End

										Equity Incentive
						Stock Awards				Plan Awards:
	Option Awards								Equity Incentive	Market
				Equity Incentive					Plan Awards:	or Payout
				Plan Awards:					Number of	Value of
		Number of	Number of	Number of			Number of	Market Value of	Unearned	Unearned Shares,
		Securities	Securities	Securities			Shares or	Shares or	Shares,	Units, or
		Underlying	Underlying	Underlying			Units of	Units of	Units or Other	Other
		Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Grant	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Date	(Exercisable)(a)	(Unexercisable)(a)	Options (#)	Price( $)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

Frank D. Stella	11/6/1998	8,000	—	—	$22.75	11/6/2008	—	$—	—	$—
	8/13/1999	3,000	—	—	$17.00	8/13/2009
	4/6/2000	3,000	—	—	$21.00	4/6/2010
	1/1/2001	3,000	—	—	$10.38	1/1/2011
	1/1/2002	3,000	—	—	$8.93	1/1/2012
	10/24/2002	12,000	—	—	$2.50	10/24/2012
	1/6/2003	2,250	750	—	$3.85	1/6/2013
	1/8/2004	1,500	1,500	—	$11.12	1/8/2014
	1/7/2005	1,250	3,750	—	$14.56	1/7/2015
	1/9/2006	—	5,000	—	$14.13	1/9/2016
Ronald K. Machtley	11/6/1998	5,000	—	—	$22.75	11/6/2008	—	$—	—	$—
	8/13/1999	5,000	—	—	$17.00	8/13/2009
	4/6/2000	3,000	—	—	$21.00	4/6/2010
	1/1/2001	3,000	—	—	$10.38	1/1/2011
	1/1/2002	3,000	—	—	$8.93	1/1/2012
	10/24/2002	15,000	—	—	$2.50	10/24/2012
	1/6/2003	2,250	750	—	$3.85	1/6/2013
	1/8/2004	1,500	1,500	—	$11.12	1/8/2014
	1/7/2005	1,250	3,750	—	$14.56	1/7/2015
	1/9/2006	—	5,000	—	$14.13	1/9/2016
William C. Brooks	11/6/1998	5,000	—	—	$22.75	11/6/2008	—	$—	—	$—
	8/13/1999	5,000	—	—	$17.00	8/13/2009
	4/6/2000	3,000	—	—	$21.00	4/6/2010
	1/1/2001	3,000	—	—	$10.38	1/1/2011
	1/1/2002	3,000	—	—	$8.93	1/1/2012
	1/6/2003	750	750	—	$3.85	1/6/2013
	1/8/2004	1,500	1,500	—	$11.12	1/8/2014
	1/7/2005	1,250	3,750	—	$14.56	1/7/2015
	1/9/2006	—	5,000	—	$14.13	1/9/2016

										Equity Incentive
						Stock Awards				Plan Awards:
	Option Awards								Equity Incentive	Market
				Equity Incentive					Plan Awards:	or Payout
				Plan Awards:					Number of	Value of
		Number of	Number of	Number of			Number of	Market Value of	Unearned	Unearned Shares,
		Securities	Securities	Securities			Shares or	Shares or	Shares,	Units, or
		Underlying	Underlying	Underlying			Units of	Units of	Units or Other	Other
		Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Grant	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Date	(Exercisable)(a)	(Unexercisable)(a)	Options (#)	Price( $)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

John A. Stanley	6/3/1997	20,000	—	—	$9.19	6/3/2007	—	$—	—	$—
	11/6/1998	8,000	—	—	$22.75	11/6/2008
	8/13/1999	3,000	—	—	$17.00	8/13/2009
	4/6/2000	3,000	—	—	$21.00	4/6/2010
	1/1/2001	3,000	—	—	$10.38	1/1/2011
	1/1/2002	3,000	—	—	$8.93	1/1/2012
	10/24/2002	14,400	—	—	$2.50	10/24/2012
	1/6/2003	2,250	750	—	$3.85	1/6/2013
	1/8/2004	1,500	1,500	—	$11.12	1/8/2014
	1/7/2005	1,250	3,750	—	$14.56	1/7/2015
	1/9/2006	—	5,000	—	$14.13	1/9/2016
David H. Wasserman	1/7/2005	1,250	3,750	—	$14.56	1/7/2015	—	$—	—	$—
	1/9/2006	—	5,000	—	$14.13	1/9/2016
Douglas S. Land	11/6/1998	12,000	—	—	$22.75	11/6/2008	—	$—	—	$—
	8/13/1999	3,000	—	—	$17.00	8/13/2009
	4/6/2000	3,000	—	—	$21.00	4/6/2010
	1/1/2002	3,000	—	—	$8.93	1/1/2012
	10/24/2002	60,000	—	—	$2.50	10/24/2012
	1/6/2003	2,250	750	—	$3.85	1/6/2013
	1/8/2004	1,500	1,500	—	$11.12	1/8/2014
	1/7/2005	1,250	3,750	—	$14.56	1/7/2015
	1/9/2006	—	5,000	—	$14.13	1/9/2016
Gary C. Wendt	9/15/2004	2,500	2,500	—	$10.44	9/15/2014	—	$—	—	$—
	1/7/2005	1,250	3,750	—	$14.56	1/7/2015
	1/9/2006	—	5,000	—	$14.13	1/9/2016
James Barlett	7/3/2006	—	10,000	—	$12.69	7/3/2016	—	$—	—	$—

(a)	Options vest and become exercisable in four equal installments beginning on the first anniversary of the grant date subject to the holder’s continued service as a director. Options expire 10 years from the grant date.

Equity Compensation Plan Information

Number of
securities to
	be issued	Weighted average
	upon exercise	exercise price	Number of
	of outstanding	of outstanding	securities remaining
	options, warrants	options, warrants	available for
Plan category	and rights	and rights	future issuance

Equity compensation plans approved by security holders	1,686,678	$12.13	11,560,776
Equity compensation plans not approved by security holders	—	—	—

Total	1,686,678	$12.13	11,560,776

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
DIRECTOR AND EXECUTIVE OFFICER OWNERSHIP
OF COVANSYS COMMON STOCK

This table indicates the number and percent of shares common stock the executive officers and directors beneficially owned as of December 31, 2006. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote, or the power to transfer, and stock options that are exercisable currently or become exercisable within 60 days. Except as otherwise noted, the persons named in the table below have sole investment power with respect to all shares shown as beneficially owned by him.

	Shares of	Options Exercisable	Percent of
	Common Stock	Within 60	Outstanding Voting
Name	Beneficially Owned	Days	Shares(1)

Rajendra B. Vattikuti	6,311,756	14,885	17.3%
James E. Barlett	—	—	*
William C. Brooks	—	26,500	*
Douglas S. Land	235,382	90,000	*
Ronald K. Machtley	—	43,000	*
John A. Stanley	11,000	63,400	*
Frank D. Stella(2)	67,915	41,000	*
David H. Wasserman	—	8,750	*
Gary C. Wendt	58,014	6,250	*
Siva Velu	44,986	52,425	*
Stephen B. Nicholas	—	16,275	*
James S. Trouba	—	30,000	*
Muralee Bhaskaran	15,800	37,007	*
Jon Umstead	—	1,875	*
Hugh E. Harris(3)	—	—	*
Frank Sanchez(4)	—	—	*
Brian Herskowitz	1,500	—	—
Directors and Executive Officers as a group (17 persons)	6,746,353	431,367	18.5%

*	Less than 1% of the outstanding voting shares of Common Stock.

(1)	Percentages are based on a total of 36,494,351 shares of Common Stock outstanding as of April 24, 2007.

(2)	Mr. Stella resigned effective July 1, 2006 and now serves as Director Emeritus.

(3)	Mr. Harris resigned from the Board of Directors effective May 24, 2006.

(4)	Mr. Sanchez resigned from the Board of Directors effective December 8, 2006.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is the name, address, stock ownership and voting power of each person, or group of persons, other than those listed in the preceding section relating to director and officer ownership, known by us as of December 31, 2006, to own beneficially more than five percent of our outstanding common stock as derived from Schedules 13G filed by such persons or groups in 2006.

	Number of
	Shares Beneficially	Percent of	Percent of
Name and Address	Owned	Outstanding Shares(1)	Voting Power(1)

Fidelity National Financial, Inc.(2)	11,000,000	30.1%	30.1%
601 Riverside Avenue Jacksonville, Florida 32204
CDR-Cookie Acquisition, L.L.C. (3)	2,000,000	5.5%	5.5%
375 Park Avenue New York, NY 10152

(1)	Percentages are based on a total of 36,494,351 shares of Common Stock outstanding as of April 24, 2007.

(2)	Beneficial ownership as of September 15, 2004. Fidelity National Financial Inc. is the beneficial owner of the shares held by its subsidiary Fidelity Information Services, Inc.

(3)	Beneficial ownership as of December 31, 2006. CDR-Cookie Acquisition, LLC (the “Purchaser”) has filed with the SEC, Amendment 1 to its statement on Schedule 13D to the effect that it shares voting and dispositive power over the shares with CDR-Cookie VI-A, LLC, Clayton, Dubilier & Rice Fund VI Limited Partnership (“Fund VI”), Clayton, Dubilier & Rice Fund VI-A Limited Partnership (“Fund VI-A”), CD&R Associates VI Limited Partnership (“Associates VI”) and CDR-Cookie Acquisition VI-A, LLC (“Associates VI Inc.”) and CDR-Cookie VI. As the sole members of the Purchaser, Fund VI and VI-A may be deemed to be the beneficial owners of the shares. By virtue of its position as general partner of Fund VI and Fund VI-A, Associates VI may be deemed to be the beneficial owner of the shares. By virtue of its position as general partner of Associates VI, Associates VI, Inc. may be deemed to be the beneficial owner of the shares. Each of Fund VI, Fund VI-A, Associates VI and Associates VI, Inc. disclaim beneficial ownership of the shares.

Voting Agreement

On September 15, 2004, Rajendra B. Vattikuti, The Rajendra B. Vattikuti Trust and Fidelity Information Services, Inc. (“FIS”) entered into a Shareholders’ Agreement pursuant to which Mr. Vattikuti and The Rajendra B. Vattikuti Trust agree to vote their shares in favor of the election of the three directors designated by FIS to the Company’s Board of Directors in accordance with the Stock Purchase Agreement entered between the Company and FIS on September 15, 2004. FIS has agreed to vote its shares in favor of the election of Mr. Vattikuti and his nominee to the Board of Directors. The voting agreement will terminate when a party is no longer entitled to designate a nominee(s) to the Board of Directors.

Shareholder Rights Plan

In October 2004, the Company’s Board of Directors adopted a shareholder rights plan which provided for the declaration of a dividend of one preferred share purchase right for each share of the Company’s common stock outstanding and any common shares issued after the dividend is declared. The rights are not exercisable until ten days following either:

(1) a public announcement that:

(A) a person or group of affiliated persons (other than Rajendra B. Vattikuti and his affiliates and associates or Fidelity Information Services, Inc. and its affiliates and associates) has acquired beneficial ownership of 15% or more of our outstanding common stock.

(B) Rajendra B. Vattikuti and his affiliates have acquired beneficial ownership of 25% or more of the outstanding common stock or
(C) Fidelity Information Services, Inc. and its affiliates have acquired beneficial ownership of 40% or more of the outstanding common stock (each of the persons specified in clauses (A), (B) or (C), upon acquiring that level of beneficial ownership, is an “Acquiring Person”) or

(2) the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which results in the beneficial ownership

(A) by a person or group (other than Rajendra B. Vattikuti and his affiliates and associates or Fidelity Information Services, Inc. and its affiliates) of 15% or more of the outstanding common stock,

(B) by Rajendra B. Vattikuti and his affiliates of 25% or more of the outstanding common stock or

(C) by Fidelity Information Services, Inc. and its affiliates of 40% or more of the outstanding common stock.

Each right, if exercisable, will entitle its holder to purchase one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock at an exercise price of $11.00, subject to adjustment.

If a person or group becomes an Acquiring Person, each holder of a right will thereafter have the right to receive, upon exercise, Common Shares (or, in certain circumstances, Preferred Shares or other similar securities of the Company) having a value equal to two times the exercise price of the Right. Notwithstanding any of the foregoing, following the existence of a Acquiring Person, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by an Acquiring Person will be null and void.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Related Party Transaction Policy

Our Board of Directors has adopted a written policy for the approval of all “related person” transactions. Under this policy, “related persons” include directors, executive officers, certain family members of directors and executive officers, certain entities in which a director, executive officer, or one of their designated family members is employed, is a principal or owns a controlling interest, charities in which a director, executive officer or one of their designated family members is employed or is on the managing board, and shareholders who hold more than 5% of our Common Stock. Other than certain pre-approved transactions described in the policy, and transaction in which the Company is a participant and in which any related person (other than a shareholder) has a material interest having a value in excess of $120,000 must be reviewed and approved by the Audit Committee.

Related Party Transactions in 2006

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

Transactions during 2006 with the above identified related parties are (in 000’s):

			Receivable
			from
			(Payable to)
		Purchases	Related
	Sales to	from	Party
	Related	Related	as of
	Party	Party	December 31, 2006

FIS	$42,681	$—	$8,496
Synova	1,750	7,014	(560)
SIRVA	6,430	—	533
Chesapeake	—	555	—

Amounts paid to or received from FIS, Synova and SIRVA as detailed in the above table are for IT services.

Amounts paid to Chesapeake are for consultation and advisory services in connection with the sale of the Company’s state and local government consulting practice.

The Company has loans to its employees in India of $946 and $1,077 at December 31, 2006 and 2005, respectively, to assist them with the purchase of automobiles and houses. The loans, which bear interest at below market rates, are collateralized by the property and repaid through payroll deductions.

Director Independence

As discussed above, the Board of Directors has affirmatively determined that each of Messrs. Barlett, Herskovitz, Matchley, Stanley Wasserman and Wendt meets the definition of an independent director under the governance listing requirements of the NASDAQ Global Select Market.

Item 14.	Principal Accountant Fees and Services.

On February 21, 2007, the Audit Committee appointed BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The Audit Committee considers BDO Seidman, LLP to be well qualified.

BDO Seidman, LLP has billed the Company the following fees for professional services rendered for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005

Audit Fees	$1,125	$1,316
Audit Related Fees	20	24
Tax Fees	3	3
All Other Fees	—	1

“Audit fees” are fees that the Company paid for the audits of its annual financial statements and internal control over financial reporting included in its Form 10-K and for the review of financial statements included in the Form 10-Q’s. “Audit-related fees” are fees paid for services related to the audit of the Company’s employee benefit plans. “Tax fees” are fees for tax compliance, tax advice and tax planning. “All other fees” are fees for services not included in the first three categories.

The Audit Committee requires that it approve all non-audit related services in advance.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
     (a) Documents filed as a part of the report:
3. Exhibits

Exhibit
No.		Description
3.1	(a)	Restated Articles of Incorporation of the Company, as amended.
3.2	(b)	Restated Bylaws.
4.1		See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining the rights of the holders of Common Stock of the Company.
4.2	(c)	Specimen Stock Certificate.
10.1	(d)	Credit Agreement with JPMorgan Chase Bank, N.A.
10.2	(b)	Shareholder Rights Plan.
10.3	(b)	Master Service Provider Agreement with Fidelity Information Services.
10.4	(b)	Exhibits to Master Service Provider Agreement with Fidelity Information Services.
21.1	(e)	Subsidiaries of Registrant.
23.1	(e)	Consent of BDO Seidman, LLP.
23.2	(e)	Consent of PricewaterhouseCoopers LLP.
31.1	(e)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(e)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(e)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(e)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended March 31, 2004.

(b)	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended September 30, 2004.

(c)	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

(d)	Incorporated herein by reference to exhibit of the same number in the Form 8-K Current Report dated December 28, 2005.

(e)	Previously filed on March 9, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Covansys Corporation
By:	/s/ Rajendra B. Vattikuti
Rajendra B. Vattikuti
Chairman, Chief Executive Officer, President and Director

April 30, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Rajendra B. Vattikuti	Chairman, Chief Executive Officer,	April 30, 2007
Rajendra B. Vattikuti	President and Director (Principal Executive Officer)

/s/ James S. Trouba	Vice President and	April 30, 2007
James S. Trouba	Chief Financial Officer (Principal Financial Officer)

/s/ Thomas E. Lindsey	Vice President, Controller and	April 30, 2007
Thomas E. Lindsey	Chief Accounting Officer (Principal Accounting Officer)

/s/ James E. Barlett James E. Barlett	Director	April 30, 2007

/s/ William C. Brooks William C. Brooks	Director	April 30, 2007

/s/ Brian Hershkowitz Brian Hershkowitz	Director	April 30, 2007

/s/ Douglas S. Land Douglas S. Land	Director	April 30, 2007

/s/ Ronald K. Machtley Ronald K. Machtley	Director	April 30, 2007

/s/ John A. Stanley John A. Stanley	Director	April 30, 2007

/s/ David H. Wasserman David H. Wasserman	Director	April 30, 2007

/s/ Gary C. Wendt Gary C. Wendt	Director	April 30, 2007

EXHIBIT INDEX

Exhibit
No.		Description
3.1	(a)	Restated Articles of Incorporation of the Company, as amended.
3.2	(b)	Restated Bylaws.
4.1		See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation and Restated Bylaws of the Company defining the rights of the holders of Common Stock of the Company.
4.2	(c)	Specimen Stock Certificate.
10.1	(d)	Credit Agreement with JPMorgan Chase Bank, N.A.
10.2	(b)	Shareholder Rights Plan.
10.3	(b)	Master Service Provider Agreement with Fidelity Information Services.
10.4	(b)	Exhibits to Master Service Provider Agreement with Fidelity Information Services.
21.1	(e)	Subsidiaries of Registrant.
23.1	(e)	Consent of BDO Seidman, LLP
23.2	(e)	Consent of PricewaterhouseCoopers LLP.
31.1	(e)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(e)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(e)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(e)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended March 31, 2004.

(b)	Incorporated herein by reference and filed with the Company’s Form 10-Q for the period ended September 30, 2004.

(c)	Incorporated herein by reference to exhibit of the same number in the Form S-1 Registration Statement of the Registrant (Registration No. 333-18413) dated as of December 20, 1996, as amended.

(d)	Incorporated herein by reference to exhibit of the same number in the Form 8-K Current Report dated December 28, 2005.

(e)	Previously filed on March 9, 2007 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, and incorporated herein by reference.