Form 10-Q
period 2007-03-31
COVANSYS CORP
filed 2007-05-07
CIK 1028461

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

No Par Value (Class of Common Stock)	36,494,351 (Outstanding as of April 24, 2007)

COVANSYS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVANSYS CORPORATION AND SUBSIDIARIES

condensed consolidated balance sheets

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,826	$91,007
Short-term investments	28,846	31,270
Accounts receivable, net of allowance for doubtful accounts of $896 and $1,326 at March 31, 2007 and December 31, 2006, respectively	101,985	94,229
Revenue earned in excess of billings	4,158	2,981
Deferred taxes	4,748	4,816
Prepaid expenses and other	7,742	7,505

Total current assets	245,305	231,808
Property and equipment, net	34,352	33,464
Computer software, net	133	491
Goodwill	22,683	22,545
Deferred taxes	3,641	3,644
Other assets	5,412	5,376

Total assets	$311,526	$297,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	14,203	$12,864
Accrued payroll and related costs	19,661	22,591
Taxes payable	2,024	1,674
Other accrued liabilities	20,533	20,814
Deferred revenue	545	60

Total current liabilities	56,966	58,003
Other liabilities	8,578	7,695
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 36,484,564 and 36,351,255 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	152,042	149,553
Retained earnings	89,739	79,891
Accumulated other comprehensive income	4,201	2,186

Total shareholders’ equity	245,982	231,630

Total liabilities and shareholders’ equity	$311,526	$297,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

condensed consolidated statements of income

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except
	per share data)
	(Unaudited)
Revenue	$117,854	$109,776
Cost of revenue	86,001	85,586

Gross profit	31,853	24,190
Selling, general and administrative expenses	20,926	18,674

Income from operations	10,927	5,516
Interest expense	9	17
Other income, net	(1,027)	(563)

Income before provision for income taxes	11,945	6,062
Provision for income taxes	3,225	1,105

Net income	$8,720	$4,957

Income per share
Basic	$.24	$.13

Diluted	$.22	$.13

Basic weighted average shares	36,395	37,444
Dilutive effect of options and warrants	2,807	459

Diluted weighted average shares	39,202	37,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COVANSYS CORPORATION AND SUBSIDIARIES

condensed consolidated statements of cash flows

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$8,720	$4,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,014	3,380
(Gain) loss on disposal of property and equipment	(4)	177
Stock-based compensation cost	421	397
Provision for and write-off of doubtful accounts	(430)	3
Provision for deferred income taxes	81	(450)
Gain from sale of short-term investments	(36)	(13)
Change in assets and liabilities:
Accounts receivable and revenue earned in excess of billings	(8,073)	(3,590)
Prepaid expenses and other	699	639
Accounts payable, accrued payroll and related costs and other liabilities	439	(2,462)

Net cash provided by operating activities	4,831	3,038
Cash flows from investing activities:
Investment in property, equipment and other	(3,065)	(4,366)
Investment in computer software	—	(15)
Proceeds from sale of property and equipment	106	—
Proceeds from sale of available for sale securities	39,276	33,107
Purchases of available for sale securities	(36,339)	(29,997)

Net cash used in investing activities	(22)	(1,271)
Cash flows from financing activities:
Net proceeds from exercise of stock options	1,668	1,305
Tax benefit from stock options exercised	399	187

Net cash provided by financing activities	2,067	1,492
Effect of exchange rate changes on cash	(57)	203

Increase in cash and cash equivalents	6,819	3,462
Cash and cash equivalents at beginning of period	91,007	58,030

Cash and cash equivalents at end of period	$97,826	$61,492

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of Covansys Corporation and subsidiaries as of March 31, 2007, the results of its operations for the three month periods ended March 31, 2007 and 2006, and cash flows for the three month periods ended March 31, 2007 and 2006. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected in future quarters or for the year ending December 31, 2007.

2.  Sale of State and Local Consulting Practice

In March 2006, the Company entered into an agreement to sell the assets and certain liabilities of its state and local consulting practice, which is included in the Public Sector segment for reporting purposes. The sale consummated on June 1, 2006 with the Company receiving proceeds of approximately $31,376. The Company recognized a pretax loss of $285 in the second quarter of 2006.

The following is selected financial data for the state and local government practice for the three months ended March 31, 2006.

Revenue	$12,436
Loss from operations	2,322

The income (loss) from the state and local government practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.

The agreement also requires the Company to provide a certain level of services to the buyer from its operations in India at below market rates through May 2007. A portion of the proceeds from the sale have been deferred, representing the number of hours to be provided times the difference in market rates and contractual rates. The amount will be recognized as additional revenue as the hours are consumed by Saber. At March 31, 2007 the amount deferred is approximately $487. Additional revenue recognized in the first quarter of 2007 was $585. Due to the significance of the continuing cash flows from providing these services, the Company concluded that the sale did not qualify for discontinued operations accounting treatment under the applicable accounting literature.

The agreement also requires the Company to provide performance bonds for various contracts that were transferred as part of the transaction. Saber is required to reimburse the Company for the premiums relating to

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintaining the performance bonds. Total performance bonds outstanding at March 31, 2007 related to the state and local government consulting practice was approximately $9,077.

3.  Income Taxes

The Company has provided federal, foreign and state income taxes in the condensed consolidated statements of operations based on the anticipated effective tax rate for fiscal years 2007 and 2006. The Company’s tax rate is impacted by permanent items such as Subpart F income and nondeductible travel and entertainment expenses as well as the mix between domestic and foreign earnings.

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

The Company’s tax rate for the three months ended March 31, 2007 was favorably impacted by an increase in the transfer price for services performed by the Company’s subsidiary in India. The Company’s tax rate for the three months ended March 31, 2006 was impacted by a net reversal of previously recorded tax reserves of $744 based on the completion of a review of previously filed tax returns by taxing authorities.

The Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company performed a review of its uncertain tax positions in accordance with the recognition standards established by FIN 48. Based on this review, the Company adjusted the estimated value of its uncertain tax positions by reducing previously recorded amounts by $1,128 through a credit to retained earnings. The Company does not expect any possible material changes to the estimated amount of liability associated with its uncertain tax positions through December 31, 2007.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense and selling, general and administrative expense, respectively.

4.  Fixed Price Contracts

The Company realized approximately 24% and 39% of its revenue during the three months ended March 31, 2007 and 2006 respectively, from fixed price contracts (percentage of completion as well as fixed price IT outsourcing and maintenance). Approximately 3% and 10% of the Company’s revenue during the three months ended March 31, 2007 and 2006, respectively, was realized from fixed price contracts with respect to which we recognize revenue on a percentage of completion basis. These contracts expose the Company to collection risk on both billed and unbilled receivables in the event that contract milestones are not met or the client does not accept the product as delivered. In addition, the Company could incur unanticipated losses if it is necessary to increase its estimated cost to complete.

During the three months ended March 31, 2006, the Company received a notification from two of its Public Sector customers that they were terminating their contracts with the Company prior to the completion of all of the deliverables under the contracts. The Company has negotiated a settlement with one of the customers resulting in a reduction of previously recorded revenue of $488. The Company is currently in negotiations with the other

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer concerning the resolution of its outstanding receivable balance of $859 as of March 31, 2007 which was fully reserved in the second quarter of 2006.

5.  Segment Information

The Company is a provider of IT services, with locations throughout North America, India and Asia, and other international locations. The chief operating decision-maker evaluates each segment’s performance based primarily on its revenue and income (loss) from operations due to the similarity of the nature of services provided to clients. Full attribution revenue is calculated using the end customer invoice rate on intersegment engagements, as opposed to using the transfer price rate. The chief operating decision-maker does not evaluate segment performance based on assets. Assets, including the related depreciation and amortization expense, are managed primarily by corporate management. Under this organization the operating segments are as follows:

•	Commercial includes all global services provided to non public sector customers. Commercial includes application services for maintenance and development outsourcing (AMD/O), retail, healthcare, distribution, manufacturing, financial services, telecommunications, utilities, e-business, packaged software implementation and other services.

•	Public Sector includes all services provided to the federal government and domestic state and local municipalities.

•	Other consists primarily of the labor and supporting expenses for the Corporate functions, depreciation and amortization expenses and lease expenses for corporate headquarters.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2006 Annual Report on Form 10-K.

Revenue and income (loss) from operations by segment is as follows:

	Three Months Ended
	March 31,
	2007	2006

Revenue
Commercial	$108,973	$89,659
Less intersegment	(57)	(1,242)

	108,916	88,417
Public Sector	8,938	21,359

	$117,854	$109,776

Income (Loss) From Operations
Commercial	$18,463	$15,414
Public Sector	1,568	(628)
Corporate and Other	(9,104)	(9,270)

	10,927	5,516
Interest expense	9	17
Other income, net	(1,027)	(563)

Income Before Provision For Income Taxes	$11,945	$6,062

On March 8, 2007 the Company announced that it was in the process of reorganizing our operating structure to create designated teams focused on key industry verticals and expect this reorganization to be completed by the end of the second quarter of 2007. This reorganization may change future segment information disclosures.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Common Stock Repurchase Program

The Company’s board of directors has authorized the repurchase of up to 16,000,000 shares of the Company’s common stock. During the quarter ended March 31, 2007, the Company did not repurchase any shares. Through March 31, 2007, the Company has repurchased 13,448,397 shares of its common stock for cash at a total cost of $170,765. At March 31, 2007, 2,551,603 shares remain available for purchase under the board of directors authorization.

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

	Three Months Ended
	March 31,
	2007	2006

Warrants issued to CDR to purchase 5,000,000 shares of common stock	—	5,000,000
Warrants issued to FIS to purchase 4,000,000 shares of common stock	—	3,000,000
Average number of stock options outstanding	81,875	1,440,772

8.  Stock Option Plans

The Company maintains a stock option plan (the plan). Under the plan, eligible employees and director’s may be granted either incentive stock options (ISOs) or non-incentive stock options (NISOs) at the discretion of the compensation committee of the Board of Directors. At March 31, 2007, there were 1,885,000 shares of common stock authorized for grant under the plan. Options under the plan are granted with exercise prices equal to the fair value of common stock on the date of grant. The options vest over periods determined by the compensation committee of the Board of Directors.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used during 2007 and 2006 in determining the fair value of options follows:

	2007	2006

Expected volatility	47.8%	44.1%
Expected option life in years	4	4
Expected dividend yield	0%	0%
Risk free interest rate	4.5%	5.0%

Application of the Black-Scholes option pricing model involves assumptions that are judgemental and affect compensation expense. Historical information was the primary basis for the selection of expected volatility, expected option life and expected dividend yield. The risk free interest rate was based on yields of U.S. Treasury issues.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the three months ended March 31, 2007 follows (number of options in thousands)

	Three Months Ended March 31, 2007
			Weighted Average
			Remaining	Aggregate
	Weighted Average		Contractual	Intrinsic
	Price per Option	Shares	Life in Years	Value

Outstanding December 31, 2006	12.13	1,687
Granted	24.72	115
Exercised	12.47	(135)
Cancelled and forfeited	12.95	(40)

Outstanding March 31, 2007	12.97	1,627	6.21	$19,216

Ending vested and expected to vest	12.84	1,500	6.04	$17,928
Exercisable March 31, 2007	12.03	951	4.89	$12,190

9.  Comprehensive Income

Total comprehensive income is summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$8,720	$4,957
Currency translation adjustment	2,004	1,086
Unrealized gain (loss) on short term investments	11	(22)

Total comprehensive income	$10,735	$6,021

10.  Related Party Transactions

Covansys has identified the following related parties with which it has entered into transactions as described below. The related parties and the nature of their relationship to Covansys are:

•	Fidelity Information Services (“FIS”), a subsidiary of Fidelity National Financial, Inc., is a stockholder of the Company with a right to representation on its Board of Directors.

•	Synova, Inc. and its subsidiaries (“Synova”) is a professional services organization owned by the Company’s Chairman, Chief Executive Officer, and President.

•	Clayton, Dublier & Rice, Inc. (“CDR”) is a stockholder of the Company with representation on its Board of Directors.

•	SIRVA, Inc. (“SIRVA”) is a company related through common ownership of CDR.

COVANSYS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions with the above identified related parties are:

				Receivable
				from
				(Payable to)
	Three		Purchases	Related
	Months	Sales to	from	Party
	Ended	Related	Related	as of
	March 31,	Party	Party	March 31,
FIS	2007	$14,728	$—	$11,853
	2006	6,121	—	2,233
Synova	2007	355	1,654	(742)
	2006	569	1,676	(582)
SIRVA	2007	1,660	—	598
	2006	1,632	—	361

Amounts paid to or received from FIS, Synova and SIRVA as detailed in the above table are for IT services.

11.  Restructuring, Merger and Other Related Charges

The following is a roll forward of the accrual balance for restructuring, merger and other related charges for the three month periods ended March 31, 2007 and 2006 respectively.

Lease Terminations

Balance January 1, 2007	$924
Expense	—
Payments and other	(46)

Balance March 31, 2007	$878

Balance January 1, 2006	$1,194
Expense	—
Payments and other	(251)

Balance March 31, 2006	$943

Amounts related to lease terminations will be paid through June, 2011.

12.  Cost of Computer Software to be Sold, Leased or Marketed

SFAS No. 86 “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. Amortization of capitalized costs begins when the product is available for general release to customers and is computed on a straight-line basis over each products estimated economic life — typically five years. Amortization costs were $200 and $357 for the three months ended March 31, 2007 and 2006, respectively.

13.  Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

Balance January 1, 2007	$22,545
Currency translation	138

Balance March 31, 2007	$22,683

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

The Credit Agreement contains covenants, including financial covenants, that require the Company to maintain a certain leverage ratio and a minimum net worth. At March 31, 2007, the Company was in compliance with these ratios. At March 31, 2007, the Company had no borrowings and $2,090 in outstanding letters of credit under this Credit Agreement.

15.  Other Income, Net

Foreign currency fluctuations resulted in foreign currency loss of approximately $703 and $207 for the three months ended March 31, 2007 and 2006, respectively.

16.  Other

On May 2, 2006, the Company announced that Covansys (India) Private Limited, had entered into an agreement to sell a portion of its ownership interest in Fortune to Fidelity National Financial, Inc., a related party. Following the consummation of the sale during the second quarter, for which the Company received proceeds of $2,115, the Company’s ownership in Fortune Infotech is 50.1% and Fidelity owns 48.3% of the outstanding shares of Fortune Infotech. The Company realized a gain in connection with this transaction of approximately $67.

17.  Recently Issued Financial Accounting Standards

In June 2006 the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes”. See Note 3 to condensed consolidated financial statements for a discussion of the impact from adoption of this accounting standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

18.  Subsequent Event

On April 25, 2007 the Company announced that it had entered into a merger agreement with Computer Sciences Corporation (CSC) whereby CSC would acquire the Company for $34 per share. The agreement requires the approval by the holders of a majority of the Company’s outstanding shares and is subject to customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company expects the transaction to close during the third quarter of 2007.

Effective immediately prior to the execution of the merger agreement, the Company entered into an Amendment No. 1 to the Rights Agreement dated as of April 25, 2007 by and between the Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.)., as Rights Agent, with the purpose and intent of rendering the Rights Agreement inapplicable to the proposed merger and other transactions contemplated under the merger agreement.

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

Factors that could cause or contribute to such material differences include impact of changes in estimates on fixed price projects, internal control weaknesses, variability of operating results, failure to recruit, train and retain skilled IT professionals, our merger agreement with Computer Sciences Corporation may not close, government regulation of immigration, potential anti-outsourcing legislation, dependence on key personnel, exposure to regulatory, political and general economic conditions, short term nature and termination provisions of contracts, competition in the IT services industry, economic conditions unique to clients in specific industries, the success of the Company to negotiate contract renewals at comparable terms, public sector budget constraints, limited protection of intellectual property rights, infringement by our services on the property rights of others, legal liability and damage to our professional reputation from claims made against our work, and risks related to merger, acquisition and strategic investment strategy.

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

We generally assume responsibility for project management and may bill the client on either a time-and-materials or fixed-price basis. We recognize revenue on time-and-materials engagements as the services are performed and after we have a signed contract. On fixed-price engagements, we recognize revenue under the percentage of completion method except for fixed-price outsourcing contracts where we recognize revenue ratably over the applicable period. For the three month periods ended March 31, 2007 and 2006, approximately 24% and 39%, respectively, of our total revenue were generated from fixed-price engagements.

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

On April 25, 2007 the Company announced that it had entered into a merger agreement with Computer Sciences Corporation (CSC) whereby CSC would acquire the Company for $34 per share. The agreement requires the approval by the holders of a majority of the Company’s outstanding shares and is subject to customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company expects the transaction to close during the third quarter of 2007.

In March 2006, the Company entered into an agreement to sell the assets and certain liabilities of its state and local consulting practice, which is included in the Public Sector segment for reporting purposes. The sale consummated on June 1, 2006 with the Company receiving proceeds of approximately $31.4 million. The Company recognized a pre tax loss of $.3 million in the second quarter of 2006.

The following is selected financial data for the state and local government practice for the three months ended March 31, 2006.

Revenue	$12,436
Loss from operations	2,322

The income (loss) from the state and local government practice includes costs directly attributable to the business. Certain operating expenses which are indirectly attributable to the business are centrally managed at the corporate level and have not been allocated.

The agreement also requires the Company to provide a certain level of services to the buyer from its operations in India at below market rates through May 2007. A portion of the proceeds from the sale have been deferred, representing the number of hours to be provided times the difference in market rates and contractual rates. The amount will be recognized as additional revenue as the hours are consumed by Saber. At March 31, 2007 the amount deferred is approximately $.5 million. Additional revenue recognized in the first quarter of 2007 was $.6 million. Due to the significance of the continuing cash flows from providing these services, the Company concluded that the sale did not qualify for discontinued operations accounting treatment under the applicable accounting literature.

The agreement also requires the Company to provide performance bonds for various contracts that were transferred as part of the transaction. Saber is required to reimburse the Company for the premiums relating to maintaining the performance bonds. Total performance bonds outstanding at March 31, 2007 related to the state and local government consulting practice was approximately $9.1 million.

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

The Securities and Exchange Commission has defined “critical accounting policies” as those that are most important to the portrayal of a company’s financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates. Based on this definition, we have identified the critical accounting policies discussed below. We have other significant accounting policies, which also involve the use of estimates, judgments and assumptions that are integral to understanding our results of operations. For a complete discussion of all significant accounting policies, see Note 1 of our Notes to Consolidated Financial Statements included in our 2006 Form 10-K.

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

Covansys periodically enters into contracts that include multiple-element arrangements, which may include any combination of services, software, support/maintenance, and the re-sale of hardware or software. Contracts entered into containing multiple elements or deliverables and which are not subject to SOP 97-2 are evaluated for separate accounting units in accordance with criteria established in Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. If multiple elements are identified, revenue is allocated among the elements based on the relative fair values of the elements, if the Company is able to establish vendor objective evidence of fair value, and is recognized in accordance with our policies for each of the separate elements. If the Company is unable to establish vendor objective evidence of fair value, the revenue and costs are deferred and recognized over the life of the period of which the final undelivered element is delivered and the contract is treated as a single-element contract.

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

Computer Software.  We perform research to develop software for various business applications. The costs of such research are charged to expense when incurred. When the technological feasibility of the product is established, subsequent costs are capitalized in accordance with SFAS 86 “Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalized software costs are amortized on a product-by-product basis. Amortization is recorded on the straight-line method over the estimated economic life of the product, generally five years, commencing when such product is available. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. These assumptions are reevaluated and adjusted as necessary at the end of each accounting period. Management reviews the valuation and amortization of capitalized development costs. We periodically consider the value of future cash flows attributable to the capitalized development costs in evaluating potential impairment of the asset. Amounts charged to expense for research and development of computer software were not material in the three months ended March 31, 2007 or 2006.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash and short-term investments of $126.7 million. The Company funds its operations and working capital needs through internally generated funds. Cash provided from operations in the first quarter of 2007 was $4.8 million which included the use of cash for working capital of $6.9 million.

Investing activities used $3.1 million in cash for the enhancement and development of the Company’s offshore software development centers, partially offset by a net reduction of available for sale securities of $2.9 million.

To facilitate future cash flow needs, the Company has a credit facility which provides for borrowings or standby and commercial letters of credit up to $75.0 million through December 28, 2010.

The Credit Agreement contains financial covenants which require the Company to maintain a certain interest, leverage ratio and a minimum total capitalization. At March 31, 2007, the Company was in compliance with these ratios. At March 31, 2007, the Company had no borrowings and $2.1 million in outstanding letters of credit under this Credit Agreement.

Financing activities provided $2.1 million in cash from the exercise of stock options and related tax benefit.

The Company has no off-balance sheet transactions.

Results of Operations

Revenue and gross profit by segment are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Revenue
Commercial	$108,973	$89,659
Less intersegment	(57)	(1,242)

	108,916	88,417
Public Sector	8,938	21,359

	$117,854	$109,776

Gross profit (loss)
Commercial	$30,010	$23,514
Public Sector	2,311	1,738
Corporate and Other	(468)	(1,062)

	$31,853	$24,190

Revenue:  Revenue was $117.8 million in the first quarter of 2007, an increase of 7.4% from 2006 revenue of $109.8 million. Revenue from the commercial segment was $108.9 million in the first quarter of 2007, an increase of $20.5 million or 23.2% from revenue of $88.4 million in 2006. Revenue growth in 2007 was driven by growth from existing customers including growth from the Company’s Master Services Agreement with FIS as well as new customer relationships since the first quarter 2006.

Public sector revenue declined from $21.4 million in the first quarter of 2006 to $8.9 million in the comparable quarter in 2007. Effective June 1, 2006, the Company sold the assets and certain liabilities of its state and local government consulting practice. See Note 2 to the condensed consolidated financial statements for additional information concerning this transaction. Public sector continues to include business process outsourcing services in the United States and the development and implementation of services related to certain federal government programs. Revenue from these activities in 2007 was flat with 2006 amounts.

Gross Profit:  Gross profit was $31.9 million or 27.0% of revenue in 2007 compared with $24.2 million or 22.0% of revenue in 2006. Gross profit improved in both dollars and as a percentage of revenue from higher utilization, selective increases in pricing, better performance on fixed price contracts and the sale of the Company’s state and local government practice which had a negative gross profit in 2006.

Selling, General, and Administrative Expenses:  Selling general and administrative expenses were $20.9 million or 17.8% of revenue in 2007 compared with $18.7 million or 17.0% in 2006. The increase in dollars and as a percentage of revenue is due to the timing of certain costs in 2007 when compared to 2006 as well as the growth in revenue, which necessitated an investment in infrastructure in India. In addition, costs incurred in the first quarter of 2007 in connection with the pending transaction with Computer Sciences Corporation also caused expenses to increase.

Other Income, Net:  Other Income, Net represents interest earned and realized gains and losses from the sale of cash and cash equivalents and short-term investments and foreign currency translation gains and losses. Included in the amount for 2007 and 2006 are translation (losses) of $(.7) million and $(.2) million, respectively from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary.

Provision for Income Taxes:  The effective rate was 27.0% and 18.2% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate is based on the estimated effective tax rate for the year and is driven by the inclusion of subpart F income, certain nondeductible travel related expenses in the U.S., and the impact of foreign tax rates on foreign earnings being different than domestic tax rates. Effective January 1, 2007 the Company increased the transfer price for services performed by the Company’s subsidiary in India on behalf of its U.S. operations which favorably impacted the overall tax rate of the Company. The Company’s tax rate for the three months ended March 31, 2006 was impacted by a net reversal of previously recorded tax reserves of $.8 million based on the completion of a review of previously filed tax returns by taxing authorities.

Recently Issued Financial Accounting Standards

In June 2006 the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes”. See Note 3 to condensed consolidated financial statements for a discussion of the impact from adoption of this accounting standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

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

  Foreign Exchange Risk

Foreign currency fluctuations during the three months ended March 31, 2007 and 2006 resulted in a translation loss of approximately $.7 million and $.2 million, respectively, from the remeasurement of nonfunctional currency net asset positions into the functional currency of the respective foreign subsidiary. The Company may use derivatives from time to time to hedge against foreign currency fluctuations. The Company had no outstanding derivative position as of March 31, 2007 or December 31, 2006. The Company does not speculate in foreign currency.

  Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and short-term investment portfolio, which was $126.7 million as of March 31, 2007. All of our short-term investments are designated as available-for-sale and, accordingly, are presented at fair value in the consolidated balance sheet. A portion of our short term investments are in mutual funds. Mutual funds may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC is recorded, processed, summarized and reported within the time period specified by the rules of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2007 the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

As previously disclosed, the Company’s prior independent registered public accounting firm notified the Company that it received a letter from the Securities and Exchange Commission (“SEC”) dated October 22, 2004 requesting certain information about the Company relating to the period January 1, 2001 to the present. On April 14, 2005, the Company received a subpoena from the Midwest Regional Office of the SEC regarding an investigation the SEC has commenced captioned “In the matter of Covansys Corp. (C-03825)”. From its inception, the investigation involved the production of various documents as well as the depositions of a number of current and former employees.

On May 7, 2007, the Company was advised by the staff of the Midwest Regional Office of the SEC that the staff intends to recommend to the SEC that it terminate its investigation of the Company. The staff of the SEC also advised the Company that it will recommend that no enforcement action be taken against it. Recommendations by the SEC staff do not constitute final action by the SEC, as the SEC thereafter makes its own determination as to whether to follow the recommendations of the SEC staff.

Item 1A.  Risk Factors

The proposed merger with CSC is subject to the satisfaction of closing conditions, including the approval by a majority of our shareholders and other conditions described in the merger agreement. We cannot be assured that these conditions will be satisfied or that the proposed merger will be successfully completed. In the event that the proposed merger is not completed:

•	Management’s attention from our day-to-day business may be diverted;

•	We may lose key employees;

•	Our relationships with our customers and business partners may be disrupted as a result of uncertainties with regard to our business and prospects;

•	We will be required to pay significant transaction costs related to proposed merger, such as legal, accounting, and other fees; and

•	The market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.

Any of these events could adversely affect our stock price, business, cash flows, and operating results.

There have been no material changes in other risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

(a) Exhibits

Number	Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Rajendra B. Vattlikuti pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James S. Trouba pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 7, 2007

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